Form 10-K
period 2016-12-31
LOUISIANA-PACIFIC CORP
filed 2017-02-15
CIK 60519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended	Commission File Number
December 31, 2016	1-7107
 _____________________________
Louisiana-Pacific Corporation
(Exact name of registrant as specified in its charter)

Delaware	93-0609074
(State of Incorporation)	(I.R.S. Employer Identification No.)

414 Union Street, Suite 2000 Nashville, TN 37219	615-986-5600
(Address of principal executive offices)	Registrant’s telephone number (including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange
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
Large accelerated filer  ☒          Accelerated filer  ☐          Non-accelerated filer  ☐          Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2,451,423,154.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 144,316,809 shares of Common Stock, $1 par value, outstanding as of February 7, 2017.
Documents Incorporated by Reference
Definitive Proxy Statement for 2017 Annual Meeting: Part III
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

PART I

ITEM 1.    Business

General
Our company, founded in 1973 and headquartered in Nashville, Tennessee, is a leading manufacturer of building products. As of December 31, 2016, we had approximately 4,800 employees. We currently operate 20 modern, strategically located facilities in the U.S. and Canada, two facilities in Chile and one facility in Brazil. We also operate facilities through a joint venture, for which we are the exclusive provider of product distribution for North America. Our products are used primarily in new home construction, repair and remodeling and outdoor structures. We believe that the homebuilding products industry presents significant growth opportunities over the long run, and we intend to continue pursuing these opportunities by delivering innovative, high-quality commodity and specialty building products to retail, wholesale, homebuilding and industrial customers. We utilize various tools, such as an enterprise resource planning system and Lean Six Sigma, to improve operational efficiency and productivity.

Our Overall Strategies

Continue to Grow Market Share and Capitalize on Strength in New Home Construction. We continue to strategically invest in our operations with the goal of maximizing profitability as the new home construction and repair and remodeling markets continue to strengthen. We believe the initiatives implemented and investments we have made during the past few years, and which we continue to make, have strengthened our market position and enhanced our ability to capture significant cash flow growth from continued improvement in the end markets we serve. We have also focused our sales and marketing efforts with the purpose of generating more sales of our products per housing start.

Generate High Value Added Sales Growth through Customer Focus and Innovation. Our marketing efforts target builders, industrial manufacturers and major home improvement retailers and focus on the features of our products. Our sales efforts target customers by channel and focus on providing these customers with quality service and a broad array of traditional and specialty building products. We continue to grow our high value add products to provide growing stable margins. Our facilities are strategically located in the United States, Canada and South America, allowing us to be closer to our customers and more responsive to end-user needs and trends. We prioritize quality service and continue to enhance our reputation for accurate deliveries on a timely basis. In addition, we continually seek to identify new specialty building products and markets where we can utilize our core competencies in the design, manufacturing and marketing of building products.

Improve Operating Efficiencies and Continue Focus on Cost Reductions and Portfolio Optimization.     We have improved and continue to lower the cost structure of our facilities through our Lean Six Sigma efforts, the sale or closure of underperforming mills and manufacturing facilities, as well as investing in technology. Our Lean Six Sigma efforts continue to produce excellent returns from cost-savings and efficiency projects across our organization. We have also structured our management teams along product lines to enhance our ability to implement best manufacturing practices across operations. Given these initiatives and the strategic locations of many of our facilities, we believe that we are one of the lowest average delivered-cost producers of oriented strand board (OSB) in North America. We also employ a strategy of curtailing production at selected facilities, when appropriate, in order to meet customer demand, and optimize our portfolio and margins. As market conditions continue to change and improve, we plan to adapt our product mix, selectively invest in new technologies that modernize our manufacturing facilities, and develop improved manufacturing processes in order to enhance the quality and consistency of our earnings.

Continue to Grow Our Siding Segment and Expand Internationally in Order to Diversify Revenue Mix. We believe that we are currently the leading producer of treated engineered wood siding and, therefore, are poised to benefit from demand growth as it continues to displace alternative siding materials such as vinyl, wood and other materials. Furthermore, this segment is less sensitive to new housing market cyclicality as over 50% of its demand comes from other markets including sheds, retail and the repair and remodeling end market. Our investments in South America will help us continue to satisfy the growing demand for structural panels in South America to support the growth of affordable housing. This growth in the Siding and South American segments will continue to diversify our revenue mix.

Pursue Selected Strategic Transactions. We evaluate on an ongoing basis various opportunities to participate in acquisitions of assets, businesses and activities that are complementary, and other strategic business combination transactions. We believe that our pursuit of these opportunities, if successful, could enable us to increase the size and scope of our businesses or joint ventures.

Business Segments
We operate in four segments: North America Oriented Strand Board (OSB); Siding; Engineered Wood Products (EWP); and South America. In general, our business results are affected by the level of housing starts; the level of home repairs; changes in industry capacity; changes in the prices we pay for raw materials and energy, and changes in foreign exchange rates (primarily the Canadian dollar, Chilean Peso and Brazilian Real).

OSB
Our OSB segment manufactures and distributes OSB structural panel products.

OSB is an innovative, affordable and environmentally friendly product made from wood strands arranged in layers and bonded with resin. OSB serves many of the same uses as plywood, including roof decking, sidewall sheathing and floor underlayment, but can be produced at a significantly lower cost. It is estimated for 2016 that OSB accounted for approximately 65% of the structural panel consumption in North America with plywood accounting for the remainder. We estimate that the overall North American structural panel market (based upon 2016 housing starts) was 32.5 billion square feet with the OSB market comprising an estimated 21.2 billion square feet of this market. Based upon our production in 2016 of 4.5 billion square feet (including OSB produced in our siding and EWP segments), we estimate that we account for 21% of the North American OSB market and 14% of the overall North American structural panel market. We believe we are a leading producer of commodity and value-added OSB in North America and are positioned to compete in all geographic markets.
To enhance our industry leading position in the OSB business, we plan to: (1) leverage our expertise in OSB to capitalize on new opportunities for revenue growth through value-added product lines; (2) deliver superior quality and service; (3) reduce costs and improve throughput and recovery by continuing to focus on efficiency, raw materials cost reductions and logistics; and (4) manage our capacity to meet our customers' expected needs for OSB.

Siding

Our siding offerings fall into two categories: SmartSide® siding products and related accessories; and CanExel siding and accessories and other related products. Our SmartSide® products consist of a full line of wood-based sidings, trim, soffit and fascia. These products have quality and performance characteristics similar to solid wood at more attractive prices due to lower raw material and production costs. Our CanExel siding and accessory product offerings include a number of pre-finished lap and trim products in a variety of patterns and textures. These products are used in new construction, repair and remodeling and outdoor structures such as sheds. We believe we are the largest producer of engineered wood siding. We believe we operate in diverse end markets with stable pricing.
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

Additionally, some amounts of commodity OSB are produced and sold in this segment.

Engineered Wood Products

Our EWP segment manufactures and distributes laminated veneer lumber (LVL), I-Joists, laminated strand lumber (LSL) and other related products. This segment also includes the sale of I-Joist produced by our joint venture with Resolute Forest Products and LVL sold under a contract manufacturing arrangement. We believe that in North America we are one of the top three producers (including our joint venture production) of I-Joists, LVL and LSL. A plywood mill associated with our LVL operations in British Columbia and minor amounts of commodity OSB are also included in this segment. We believe that our engineered I-joists, which are used primarily in residential and commercial flooring and roofing systems and other structural applications, are stronger, lighter and straighter than conventional lumber joists. Our LVL and LSL are high-grade, value-added structural products used in applications where extra strength and quality is required, such as headers and beams.
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

South America

Our South American segment manufactures and distributes OSB and siding products in South America and certain export markets. This segment also distributes and sells related products to augment the transition to wood frame construction. We believe we are the only producer of OSB and siding in South America. We believe we are positioned to capitalize on the growing demand for wood-based residential construction in South America.

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

Customers

We seek to maintain a broad customer base and a balanced approach to national distribution through both wholesale and retail channels. In 2016, our top ten customers accounted for approximately 41% of our sales. Our principal customers include the following:

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

•
Retail home centers, that provide access to consumer markets with a broad selection of home improvement materials and increasingly serve professional builders, remodelers DIY, and trade contractors; and

•
Shed producers, who design, construct and distribute prefabricated residential and light commercial structures, including fully manufactured, modular and panelized structures, for consumer and professional markets.

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

Raw Materials

Wood fiber is the primary raw material used in most of our operations, and the primary source of wood fiber is timber. The primary end-markets for timber harvested in the North America are manufacturers who supply: (1) the housing market, where it is used in the construction of new housing and the repair and remodeling of existing housing; (2) the pulp and paper market; (3) commercial and industrial markets; (4) export markets; and (5) emerging biomass energy production markets. The supply of timber is limited by the availability of timberlands and access to the fiber. The availability of timberlands, in turn, is limited by several factors, including forest management policies, alternate uses of land, and loss to urban or suburban real estate development. Because wood fiber is subject to commodity pricing, the cost of various types of timber that we purchase in the market has at times fluctuated greatly due to weather, governmental regulations / restrictions, economic or other industry conditions. However, our mills are generally in close proximity to large and diverse supplies of timber and have the ability to procure wood fiber at competitive prices.

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

Environmental Compliance / Climate Change

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

Changes in global or regional climate conditions and current or future governmental response to such changes at the international, U.S. federal and state levels, such as regulating and/or taxing the production of carbon dioxide and other “greenhouse gases” to facilitate the reduction of emissions into the atmosphere, and/or the imposition of taxes or other incentives to produce and use “cleaner” energy, may increase energy costs, limit harvest levels and impact our operations or our planned or future growth activities. Because our manufacturing operations depend upon significant amounts of energy and raw materials, these initiatives could have an adverse impact on our operations and profitability. Future legislation or regulatory activity in this area remains uncertain, and the impact on our operations is unclear at this time.

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

Employees

We employ approximately 4,800 people, about 1,100 of whom are members of unions, primarily in Canada, Chile and Brazil. We consider our relationship with our employees generally to be good. While we do not currently anticipate any work stoppages, there can be no assurance that work stoppages will not occur.

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

Segment and Price Trend Data
The following table sets forth, for each of the last three years: (1) our production volumes and (2) the estimated average wholesale price of OSB sold in the United States. In addition, information concerning our: (1) net sales by business segment; (2) profit (loss) by business segment; (3) identifiable assets by segment; (4) depreciation and amortization by business segment ; (5) capital expenditures by business segment; and (6) geographic segment information is included at Note 23 of the Notes to the consolidated financial statements included in item 8 of this report and information concerning our sales by product line is included in item 7 of this report.
Product Information Summary
For Years Ended December 31
(Amounts in millions, except per unit)

	2016	2015	2014
PRODUCTION VOLUMES
OSB,3/8” basis, million square feet(1)	4,542	4,170	4,294
South America OSB, million cubic meters	484	458	485
Wood-based siding,3/8” basis, million square feet	1,282	1,111	1,103
Engineered I-joists, million lineal feet(2)	78	77	76
LVL and LSL, thousand cubic feet (2) (3)	9,552	9,502	9,015
COMMODITY PRODUCT PRICE TRENDS(4)
OSB, MSF, 7/16” span rating (North Central price)	$269	$208	$218
OSB, MSF, 7/16” span rating (Western Canada price)	$234	$168	$197
OSB, MSF, 7/16” span rating (Southwest price)	$258	$199	$208
 _______________

(1)	Includes production at both our commodity and specialty mills in North America.

(2)	Includes purchases of products from joint ventures or purchased under contract manufacturing arrangements.

(3)	Includes LVL and LSL production which is used in the production of I-Joist as well as sold as end products.

(4)	Prices represent yearly averages stated in dollars per thousand square feet (MSF). Source: Random Lengths.

ITEM 1A.	Risk Factors

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

Cyclical industry conditions have and may continue to adversely affect our financial condition and results of operations. Our operating results reflect the general cyclical pattern of the building products industry. Demand for our products correlates to a significant degree to the level of residential construction activity in North America, which historically has been characterized by significant cyclicality. This cyclicality is influenced by a number of factors, including the supply of new and existing homes on the market, the level of unemployment, longer-term interest rates, and mortgage foreclosure rates. The cyclicality is also influenced by the availability of mortgage financing, which is currently more restrictive than historical periods and which could be adversely affected by the implementation of one or more proposals to eliminate or reduce the mortgage market roles of or levels of support for government-sponsored enterprises such as Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. A significant increase in longer-term interest rates, a prolonged decline in the availability of mortgage financing, or the occurrence of other events that reduce levels of residential construction activity could have a material adverse effect on our financial condition, results of operations and cash flows. We are not able to predict with certainty market conditions for our products. A prolonged and severe weakness in the markets for one or more of our principal products could seriously harm our financial condition and results of operations and our ability to satisfy our cash requirements, including the payment of interest and principal on our debt.

We have a high degree of product concentration in OSB. OSB accounted for about 51%, 47% and 49% of our North American sales in 2016, 2015 and 2014 and we expect OSB sales to continue to account for a substantial portion of our revenues and profits in the future. Concentration of our business in the OSB market further increases our sensitivity to commodity pricing and price volatility. Historical prices for our commodity products have been volatile, and we, like other participants in the building products industry, have limited influence over the timing and extent of price changes for our products. Commodity product pricing is significantly affected by the relationship between supply and demand in the building products industry. Product supply is influenced primarily by fluctuations in available manufacturing capacity. Demand is affected by the state of the economy in general and a variety of other factors, including the level of new residential construction activity and home repair and remodeling activity, changes in the availability and cost of mortgage financing. In this competitive environment with so many variables for which we do not control, we cannot assure you that pricing for OSB will not decline from current levels.

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

Our pension plans are currently underfunded, and over time we may be required to make cash payments to the plans, reducing the cash available for our business. We record a liability associated with our pension plans equal to the excess of the benefit obligation over the fair value of plan assets. The benefit liability recorded under the provisions of Accounting Standards Codification (ASC) 715, “Compensation—Retirement Benefits,” at December 31, 2016 was $92.0 million. Although we expect to contribute approximately $10.0 million to $12.0 million to our plans in 2017, we continually reassess the amount and timing of any discretionary contributions. Over the next several years we may make significant contributions to the plans. The amount of such contributions will depend upon a number of factors, principally the actual earnings and changes in values of plan assets and changes in interest rates.

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

Cyber security risks related to the technology used in our operations and other business processes, as well as security breaches of company, customer, employee, and vendor information, could adversely affect our business. We rely on various information technology systems to capture, process, store, and report data and interact with customers, vendors, and employees. Despite careful security and controls design, implementation, updating, and internal and independent third-party assessments, our information technology systems, and those of our third-party providers, could become subject to cyber attacks. Network, system, and data breaches could result in misappropriation of sensitive data or operational disruptions, including interruption to systems availability and denial of access to and misuse of applications required by our customers to conduct business with us. In addition, hardware and operating system software and applications that we procure from third parties may contain defects in design or manufacture, including "bugs" and other problems that could unexpectedly interfere with the operation of the systems. Misuse of internal applications; theft of intellectual property, trade secrets, or other corporate assets; and inappropriate disclosure of confidential information could stem from such incidents. A security failure of that technology could impact our ability to operate our businesses effectively, adversely affect our reported financial results, impact our reputation and expose us to potential liability or litigation.

ITEM 1B.	Unresolved Staff Comments
None.

ITEM 2.    Properties
Information regarding our principal properties and facilities is set forth in the following tables. Information regarding currently operating production capacities is based on annual normal operating rates and normal production mixes under current market conditions, taking into account known constraints such as log supply. Market conditions, fluctuations in log supply, environmental restrictions and the nature of current orders may cause actual production rates and mixes to vary significantly from the production rates and mixes shown.

OSB		Siding
OSB - 3/8" basis, million square feet		Siding - 3/8" basis, million square feet
Carthage, TX	500	Newberry, MI	150
Dawson Creek, British Columbia, Canada	380	Hayward, WI1	475
Ft. St. John, British Columbia, Canada	820	Tomahawk, WI	230
Hanceville, AL	410	Two Harbors, MN	190
Jasper, TX	475	Roaring River, NC	300
Maniwaki, Quebec, Canada	650	East River, Nova Scotia, Canada	100
Roxboro, NC	500	Swan Valley, Manitoba, Canada	350
Sagola, MI	410	7 facilities	1,795
Thomasville, AL	750
9 facilities	4,895

EWP		SOUTH AMERICAN OPERATIONS

I-Joist. million lineal feet [2]		OSB / Siding — 3/8” basis, million square feet
Red Bluff, CA	80	Panguipulli, Chile	130
		Lautaro, Chile	160
LVL / LSL, million cubic feet		Ponta Grossa, Brazil	390
Golden, BC, Canada	4,800	3 facilities	680
Wilmington, NC	4,600
Houlton, ME1	7,000
3 facilities	16,400

1 The Hayward, WI siding and Houlton, ME LSL facilities can produce commodity OSB when market conditions warrant.
2 In addition to the plants described, our 50/50 joint venture with Resolute Forest Products owns and operates a plant in St. Prime, Quebec, Canada and a plant in La Rouche, Quebec, Canada. The combined annual production capacity of these facilities is 140 million lineal feet.

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
HARDBOARD TRIM LITIGATION
We were named in four putative class action lawsuits filed against us in United States District Courts during the first quarter of 2012 related to non-treated hardboard trim product formerly manufactured at our Roaring River, North Carolina hardboard plant: Brown v. Louisiana-Pacific Corporation., Case No. 4:12-CV-00102-RP-TJS (S.D. Iowa) (filed March 8, 2012, as a state-wide putative class); Holbrook v. Louisiana-Pacific Corporation, et al., Case No. 3:12-CV-00484-JGC (N.D. Ohio) (filed February 28, 2012, as a state-wide putative class); Bristol Village Inc. v. Louisiana-Pacific Corporation, et al., Case No. 1:12-CV-00263 (W.D.N.Y.) (filed March 30, 2012, as a state-wide putative class or, alternatively, as a nation-wide putative class); and Prevett v. Louisiana-Pacific, Case No. 6:12-CV-348-ORL-18-KRS (M.D. Fla) (filed March 5, 2012, as a state-wide putative class). A fifth lawsuit, Eugene Lipov v. Louisiana-Pacific, Case 1:12-CV-00439- JTN (W.D. Mich) (filed May 3, 2012), was filed as a statewide putative class action in the second quarter of 2012. These lawsuits follow two state-wide putative class action lawsuits previously filed against LP in United States District Courts: Hart, et al. v. Louisiana-Pacific Corp., Case No. 2:08-CV-00047 (E.D.N.C.). and Ellis, et al. v. Louisiana-Pacific Corp., Case No. 3:11-CV-191 (W.D.N.C.). The Hart case was certified by the District Court as a class action on July 15, 2011. On October 4, 2013, another lawsuit, Harbison v. Louisiana-Pacific Corporation, Case No. 2:13-CV-00814 (W.D. Pa.), was filed as a putative class action.

As previously reported, the Ellis case was dismissed in its entirety by the District Court, which dismissal was affirmed; the Prevett case was voluntarily dismissed by the plaintiffs and replaced by Riley v. Louisiana-Pacific, Case No. 6:12-CV-00837-18 (M.D. Fla) (filed June 4, 2012 as a state-wide putative class), and the Riley case was voluntarily dismissed by the plaintiffs; the Lipov case was voluntarily dismissed by the plaintiffs; the District Court in the Hart case decertified the class and granted summary judgment on the claims brought by the individual plaintiffs, dismissing the entire case, and the plaintiffs appealed the dismissal and decertification to the United States Court of Appeals for the Fourth Circuit (Appeal No. 13-2375), which dismissal and decertification were affirmed by the Court of Appeals on March 10, 2016 and the plaintiffs did not appeal that decision; and with respect to the Harbison case, the District Court granted LP’s motion to dismiss (in part) and summary judgment in favor of LP on the breach of express warranty claim, which decisions were appealed but affirmed.

The Holbrook case was dismissed by the District Court on August 29, 2012 and appealed by the plaintiffs to the United States Court of Appeals for the Sixth Circuit. The Court of Appeals upheld the dismissal on all counts except the express warranty. The Holbrook case was then settled for an immaterial amount on an individual basis - not as a class action - and an Order of Dismissal was filed on November 3, 2016.

On March 12, 2015, the District Court held oral argument on LP’s pending motion for summary judgment in the Bristol Village case. On March 21, 2016, the District Court issued a decision and order granting in part and denying in part LP’s motion for summary judgment. Thereafter, the case was settled for an immaterial amount on an individual basis - not as a class action - and an Order of Dismissal was filed on November 14, 2016.

On September 18, 2014, the District Court in Brown v. Louisiana-Pacific Corporation, Case No. 4:12-CV-00102-RP-TJS (S.D. Iowa) (filed March 8, 2012, as a state-wide putative class), granted LP’s motion for summary judgment and denied as moot plaintiff’s motion for class certification. Upon appeal to the United States Court of Appeals for the Eighth Circuit (Appellate Case 15-1830), on April 12, 2016, the Court of Appeals issued an opinion affirming the grant of summary judgment and dismissing the motion for class certification, which decision was not appealed by the plaintiffs.

The plaintiffs in these lawsuits sought to certify classes consisting of all persons that own structures within the respective states in which the lawsuits were filed (or, in some cases, within the United States) on which the hardboard trim in question is installed. The plaintiffs sought unspecified damages and injunctive and other relief under various state law theories, including negligence, violations of consumer protection laws, and breaches of implied and express warranties, fraud, and unjust enrichment. We believed that the claims asserted on a class wide basis were without merit and defended them vigorously. All matters have now been resolved.

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
The common stock of LP is listed on the New York Stock Exchange with the ticker symbol “LPX.” The Dow-Jones newspaper quotations symbol for the common stock is “LaPac.” Information regarding the high and low sales prices for the common stock for each quarter of the last two years is as follows:

	1ST QTR	2ND QTR	3RD QTR	4TH QTR
HIGH AND LOW STOCK PRICES
2016 High	$18.09	$18.77	$20.97	$21.16
Low	$13.31	$15.74	$17.19	$17.08
2015 High	$17.76	$18.64	$17.54	$18.97
Low	$15.22	$14.88	$13.94	$14.04

As of February 6, 2017, there were approximately 6,221 holders of record of our common stock. No dividends were paid in 2016 or 2015.
ISSUER PURCHASES OF EQUITY SECURITIES
On October 31, 2014, LP’s Board of Directors authorized LP to repurchase up to $100 million of LP’s common stock. LP may initiate, discontinue or resume purchases of its common stock under this authorization in the open market, in privately negotiated transactions or otherwise at any time or from time to time without prior notice. As of February 14, 2017, no purchases have occurred under this authorization.

PERFORMANCE GRAPH
The following graph compares the total cumulative return to investors, including dividends paid (assuming reinvestment of dividends) and appreciation or depreciation in stock price, from an investment in LP common stock for the period from December 31, 2011 through December 31, 2016, to the total cumulative return to investors from the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Paper and Forest Products Index for the same period. Stockholders are cautioned that the graph shows the returns to investors only as of the dates noted and may not be representative of the returns for any other past or future period.

ITEM 6.    Selected Financial Data

Dollar amounts in millions, except per share	2016	2015 (1)	2014	2013	2012
Year ended December 31
SUMMARY INCOME STATEMENT DATA
Net sales	$2,233.4	$1,892.5	$1,934.8	$2,085.2	$1,691.2
Net income (loss)	149.8	(88.1)	(75.4)	177.1	28.8
Net income (loss) per share—basic	$1.04	$(0.62)	$(0.53)	$1.27	$0.21
Net income (loss) per share—diluted	$1.03	$(0.62)	$(0.53)	$1.23	$0.20
Average shares of common stock outstanding
Basic	143.4	142.4	141.1	139.6	137.1
Diluted	145.3	142.4	141.1	144.3	142.6
Adjusted EBITDA from continuing operations	$346.1	$67.0	$44.1	$330.2	$199.6
Cash dividends declared per common share	$—	$—	$—	$—	$—
SUMMARY BALANCE SHEET INFORMATION
Cash and cash equivalents	$659.3	$434.7	$532.7	$560.9	$340.0
Working capital (excluding cash and cash equivalents)	$128.4	$191.4	$244.9	$180.5	$177.3
Total assets	$2,031.2	$2,176.3	$2,348.8	$2,487.6	$2,323.7
Long-term debt, excluding current portion	$374.4	$751.8	$754.8	$757.0	$775.4
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

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Form 10-K. The following discussion includes statements that are forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management.

OVERVIEW
General
LP is a leading manufacturer of sustainable, quality engineered wood building materials including OSB, structural framing products, and exterior siding for use in residential, industrial and light commercial construction. Our products are used primarily in new home construction, repair and remodeling, and outdoor structures. We also market and sell our products in light industrial and commercial construction and we have a modest export business. Our manufacturing facilities are primarily located in the U.S. and Canada, but we also operate two facilities in Chile and one facility in Brazil.
To serve these markets, we operate in four segments: North America Oriented Strand Board (OSB); Siding; Engineered Wood Products (EWP); and South America. OSB is the most significant segment, accounting for 46% of continuing sales in 2016, 43% in 2015 and 44% in 2014.

Executive Summary

We recorded an 18% increase in sales to $2.2 billion for the year ended December 31, 2016 from $1.9 billion reported for the year ended December 31, 2015. We recorded income from operations of $204.0 million during 2016 compared a loss of $63.3 million during the prior year. We recorded net income of $149.8 million ($1.03 per diluted share) during 2016 compared a loss of $88.1 million ($0.62 per diluted share) during the prior year. We reported an increase of $279.1 million in Adjusted EBITDA between years. Improvements in OSB pricing in all North American operations had a positive impact of $215.2 million for 2016 as compared to 2015 for operating results.

    We recorded an 2% decrease in sales to $1.9 billion for the year ended December 31, 2015 from the year ended December 31, 2014. We recorded a loss from operations of $63.3 million during 2015 compared a loss of $77.6 million during 2014 . We recorded a net loss of $88.1 million ($0.62 per diluted share) during 2015 compared to a loss of $75.4 million ($0.53 per diluted share) during 2014. We reported an increase of $22.9 million in Adjusted EBITDA between years. Declines in OSB pricing in all North American operations had a negative impact of $59.6 million for 2015 as compared to 2014 operating results.

    We reported a net loss of $75.4 million ($0.53 per diluted share) in 2014 on sales of $1.9 billion.

These changes are discussed further in "Our Operating Results" below
Demand for Building Products
Demand for our products correlates to a significant degree to the level of new home construction activity in North America, which historically has been characterized by significant cyclicality. The U.S. Census Bureau reported that actual single and multi-family housing starts in 2016 were about 5% higher than 2015, which were about 11% higher than such housing starts in 2014. We believe that the level of building continues to be impacted by delayed household formations, lack of available labor and a more restrictive mortgage market.

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

Supply and Demand on OSB
OSB is a commodity product, and it is subject to competition from manufacturers worldwide. Product supply is influenced primarily by fluctuations in available manufacturing capacity and imports. OSB demand and capacity generally drives price. The chart below, as calculated by FEA (as of December 2016) including indefinitely curtailed mills, shows the demand capacity ratio (demand divided by supply) for OSB from 2012 through 2016 and FEA’s forecasted OSB price through 2021 based upon estimated future demand and supply.

Supply and Demand on Siding
SmartSide siding is a specialty building material and is subject to competition from various siding technologies including vinyl, stucco, wood, fiber cement, brick and other. We believe we are the top producer to the $800 million engineered wood siding market. The overall siding market is estimated to be over $10 billion. LP's growth in this market will be dependent upon increasing housing demand as well as continued displacement of vinyl, wood and stucco alternatives.

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
Environmental Contingencies. Our estimates of loss contingencies for environmental matters are based on various judgments and assumptions. These estimates typically reflect judgments and assumptions relating to the probable nature, magnitude and timing of required investigation, remediation and/or monitoring activities and the probable cost of these activities, and in some cases reflect judgments and assumptions relating to the obligation or willingness and ability of third parties to bear a proportionate or allocated share of the cost of these activities, including third parties who purchased assets from us subject to environmental liabilities. We consider the ability of third parties to pay their apportioned cost when developing our estimates. In making these judgments and assumptions related to the development of our loss contingencies, we consider, among other things, the activity to date at particular sites, information obtained through consultation with applicable regulatory authorities and third-party consultants and contractors and our historical experience at other sites that are judged to be comparable. Due to the numerous variables associated with these judgments and assumptions, and the effects of changes in governmental regulation and environmental technologies, both the precision and reliability of the resulting estimates of the related contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to environmental loss contingencies and, as additional information becomes known, may change our estimates significantly. At December 31, 2016, we excluded from our estimates approximately $2.0 million of potential environmental liabilities that we estimate will be allocated to third parties pursuant to existing and anticipated future cost-sharing arrangements.

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

Judgment is also applied in determining whether deferred tax assets will be realized in full or in part. When we consider it to be more likely than not that all or some portion of a deferred tax asset will not be realized, a valuation allowance is established for the amount of the deferred tax asset that is estimated not to be realizable. As of December 31, 2016, we had established valuation allowances against certain deferred tax assets, primarily related to foreign and state carryovers of net operating losses, credits and capital losses. We have not established valuation allowances against other deferred tax assets based upon positive evidence such as recent earnings history, generally improving economic conditions and deferred tax liabilities which we anticipate to reverse within the carry forward period. Accordingly, changes in facts or circumstances affecting the likelihood of realizing a deferred tax asset could result in the need to record additional valuation allowances.
Pension Plans. Most of our U.S. employees and many of our Canadian employees participate in defined benefit pension plans sponsored by LP. We account for the consequences of our sponsorship of these plans in accordance with accounting principles generally accepted in the U.S., which require us to make actuarial assumptions that are used to calculate the related assets, liabilities and expenses recorded in our financial statements. While we believe we have a reasonable basis for these assumptions, which include assumptions regarding long-term rates of return on plan assets, life expectancies, rates of increase in salary levels, rates at which future values should be discounted to determine present values and other matters, the amounts of our pension related assets, liabilities and expenses recorded in our financial statements would differ if we used other assumptions. See further discussion related to pension plans below under the heading “Defined Benefit Pension Plans” and in Note 14 of the Notes to the consolidated financial statements included in item 8 of this report.
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

NON-GAAP FINANCIAL MEASURES
In evaluating our business, we utilize several non-GAAP financial measures. A non-GAAP financial measure is generally defined by the SEC as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so excluded or included under applicable GAAP guidance. In this report on Form 10-K, we disclose segment earnings (loss) from continuing operations before interest expense, taxes, depreciation and amortization (“EBITDA from continuing operations”) which is a non-GAAP financial measure. Additionally, we disclose Adjusted segment EBITDA from continuing operations which further adjusts EBITDA from continuing operations to exclude stock based compensation expense, (gain) loss on sales or impairment of long lived assets, other operating credits and charges, costs associated with proposed acquisitions, early debt extinguishment, investment income and depreciation included in equity in loss of unconsolidated affiliates. Neither EBITDA from continuing operations nor Adjusted EBITDA from continuing operations is a substitute for the GAAP measure of net income or operating cash flows or for any other GAAP measures of operating performance or liquidity.
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

The following table presents significant items by operating segment and reconciles results from continuing operations to EBITDA from continuing operations and Adjusted EBITDA from continuing operations:

Year Ended December 31, 2016 (Dollar amounts in millions)	OSB	Siding	EWP	South America	Other	Corporate	Total
Net sales	$1,027.7	$752.3	$296.9	$136.9	$26.9	$(7.3)	$2,233.4
Depreciation and amortization	58.6	27.4	12.7	8.6	2.3	3.2	112.8
Cost of sales and selling and administrative	782.9	598.8	295.2	111.3	26.2	93.2	1,907.6
Gain on sales of and impairments of long-lived assets, net	—	—	—	—	—	(8.4)	(8.4)
Other operating credits and charges, net	—	—	—	—	—	17.4	17.4
Total operating costs	841.5	626.2	307.9	119.9	28.5	105.4	2,029.4
Income (loss) from operations	186.2	126.1	(11.0)	17.0	(1.6)	(112.7)	204.0
Total non-operating expense	—	—	—	—	—	(39.1)	(39.1)
Income (loss) from continuing operations before income taxes and equity in income of unconsolidated affiliates	186.2	126.1	(11.0)	17.0	(1.6)	(151.8)	164.9
Provision for income taxes	—	—	—	—	—	19.8	19.8
Equity in income of unconsolidated affiliates	—	—	(5.2)	—	—	—	(5.2)
Income (loss) from continuing operations	$186.2	$126.1	$(5.8)	$17.0	$(1.6)	$(171.6)	$150.3
Reconciliation of income (loss) from continuing operations to Adjusted EBITDA from continuing operations
Income (loss) from continuing operations	$186.2	$126.1	$(5.8)	$17.0	$(1.6)	$(171.6)	$150.3
Provision for income taxes	—	—	—	—	—	19.8	19.8
Interest expense, net of capitalized interest	—	—	—	—	—	32.1	32.1
Depreciation and amortization	58.6	27.4	12.7	8.6	2.3	3.2	112.8
EBITDA from continuing operations	244.8	153.5	6.9	25.6	0.7	(116.5)	315.0
Stock-based compensation expense	1.0	0.9	0.6	—	—	10.5	13.0
Gain on sale or impairments of long-lived assets, net	—	—	—	—	—	(8.4)	(8.4)
Other operating credits and charges, net	—	—	—	—	—	17.4	17.4
Loss on early debt extinguishment	—	—	—	—	—	17.3	17.3
Investment income	—	—	—	—	—	(8.2)	(8.2)
Adjusted EBITDA from continuing operations	$245.8	$154.4	$7.5	$25.6	$0.7	$(87.9)	$346.1

Year Ended December 31, 2015 (Dollar amounts in millions)	OSB	Siding	EWP	South America	Other	Corporate	Total
Net sales	$807.5	$636.4	$286.1	$134.9	$29.0	$(1.4)	$1,892.5
Depreciation and amortization	57.0	19.7	12.6	7.9	1.8	2.9	101.9
Cost of sales and selling and administrative	796.8	523.5	286.8	117.2	30.0	81.2	1,835.5
Loss on sales of and impairments of long-lived assets, net	—	—	—	—	—	2.1	2.1
Other operating credits and charges, net	—	—	—	—	—	16.3	16.3
Total operating costs	853.8	543.2	299.4	125.1	31.8	102.5	1,955.8
Income (loss) from operations	(46.3)	93.2	(13.3)	9.8	(2.8)	(103.9)	(63.3)
Total non-operating expense	—	—	—	—	—	(32.1)	(32.1)
Income (loss) from continuing operations before taxes and equity in income of unconsolidated affiliates	(46.3)	93.2	(13.3)	9.8	(2.8)	(136.0)	(95.4)
Benefit for income taxes	—	—	—	—	—	(2.7)	(2.7)
Equity in income of unconsolidated affiliates	—	—	(6.0)	—	—	(0.7)	(6.7)
Income (loss) from continuing operations	$(46.3)	$93.2	$(7.3)	$9.8	$(2.8)	$(132.6)	$(86.0)
Reconciliation of income (loss) from continuing operations to Adjusted EBITDA from continuing operations
Income (loss) from continuing operations	$(46.3)	$93.2	$(7.3)	$9.8	$(2.8)	$(132.6)	$(86.0)
Benefit for income taxes	—	—	—	—	—	(2.7)	(2.7)
Interest expense, net of capitalized interest	—	—	—	—	—	31.2	31.2
Depreciation and amortization	57.0	19.7	12.6	7.9	1.8	2.9	101.9
EBITDA from continuing operations	10.7	112.9	5.3	17.7	(1.0)	(101.2)	44.4
Stock-based compensation expense	1.0	0.8	0.5	—	—	7.0	9.3
Loss on sale or impairments of long-lived assets, net	—	—	—	—	—	2.1	2.1
Other operating credits and charges, net	—	—	—	—	—	16.3	16.3
Other operating credit and charges, associated with JVs	—	—	—	—	—	(0.7)	(0.7)
Investment income	—	—	—	—	—	(4.4)	(4.4)
Adjusted EBITDA from continuing operations	$11.7	$113.7	$5.8	$17.7	$(1.0)	$(80.9)	$67.0

Year Ended December 31, 2014 (Dollar amounts in millions)	OSB	Siding	EWP	South America	Other	Corporate	Total
Net sales	$855.2	$617.3	$281.0	$150.4	$32.8	$(1.9)	$1,934.8
Depreciation and amortization	56.1	17.4	13.7	9.1	1.1	3.3	100.7
Cost of sales and selling and administrative	851.7	520.1	284.7	130.0	35.2	85.6	1,907.3
Gain on sales of and impairments of long-lived assets, net	—	—	—	—	—	(3.1)	(3.1)
Other operating credits and charges, net	—	—	—	—	—	7.5	7.5
Total operating costs	907.8	537.5	298.4	139.1	36.3	93.3	2,012.4
Income (loss) from operations	(52.6)	79.8	(17.4)	11.3	(3.5)	(95.2)	(77.6)
Total non-operating expense	—	—	—	—	—	(27.4)	(27.4)
Income (loss) from continuing operations before taxes and equity in earnings of unconsolidated affiliates	(52.6)	79.8	(17.4)	11.3	(3.5)	(122.6)	(105.0)
Benefit for income taxes	—	—	—	—	—	(27.2)	(27.2)
Equity in income of unconsolidated affiliates	—	—	(3.4)	—	—	(1.0)	(4.4)
Income (loss) from continuing operations	$(52.6)	$79.8	$(14.0)	$11.3	$(3.5)	$(94.4)	$(73.4)
Reconciliation of income (loss) from continuing operations to Adjusted EBITDA from continuing operations
Income (loss) from continuing operations	$(52.6)	$79.8	$(14.0)	$11.3	$(3.5)	$(94.4)	$(73.4)
Benefit for income taxes	—	—	—	—	—	(27.2)	(27.2)
Interest expense, net of capitalized interest	—	—	—	—	—	29.8	29.8
Depreciation and amortization	56.1	17.4	13.7	9.1	1.1	3.3	100.7
EBITDA from continuing operations	3.5	97.2	(0.3)	20.4	(2.4)	(88.5)	29.9
Stock-based compensation expense	0.9	0.7	0.5	—	—	7.3	9.4
Gain on sales of and impairments of long-lived assets, net	—	—	—	—	—	(3.1)	(3.1)
Other operating credits and charges, net	—	—	—	—	—	7.5	7.5
Other operating credit and charges, associated with JVs	—	—	—	—	—	(1.0)	(1.0)
Expense associated with proposed acquisition of Ainsworth Lumber Co. Ltd.	—	—	—	—	—	6.8	6.8
Investment income	—	—	—	—	—	(5.5)	(5.5)
Depreciation included in equity in loss of unconsolidated affiliates	—	—	0.1	—	—	—	0.1
Adjusted EBITDA from continuing operations	$4.4	$97.9	$0.3	$20.4	$(2.4)	$(76.5)	$44.1

OUR OPERATING RESULTS
Our results of operations for each of our segments are discussed below, as are results of operations for the “other” category which comprises other products that are not individually significant. See Note 23 of the Notes to the consolidated financial statements included in item 8 of this report for further information regarding our segments.
OSB
Our OSB segment manufactures and distributes OSB structural panel products in North America and certain export markets. OSB is an innovative, affordable and environmentally smart product. OSB is manufactured through the use of wood strands arranged in layers and bonded with resins and wax. Significant cost inputs to produce OSB and approximate breakdown percentages for the year ended December 31, 2016 include wood fiber (32%), resin and wax (19%), labor and burden (17%), utilities (5%) and manufacturing and other (27%).
Segment sales, operating profits (losses) and Adjusted EBITDA from continuing operations for this segment were as follows:

Dollar amounts in millions				Increase (decrease)
Year ended December 31,	2016	2015	2014	2016 - 2015	2015 - 2014
Sales	$1,027.7	$807.5	$855.2	27%	(6)%
Operating profits (losses)	$186.2	$(46.3)	$(52.6)	NM	(12)%
Adjusted EBITDA from continuing operations	$245.8	$11.7	$4.4	NM	166%
Percent changes in average sales prices and unit shipments for 2016 compared to 2015 and 2015 compared to 2014 were as follows:

	2016 versus 2015		2015 versus 2014
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
OSB	25%	3%	(7)%	2%

2016 compared to 2015

OSB prices increased compared to 2015. The increase in OSB prices was likely due to higher demand compared to the supply available in the market and the continued focus on higher value products which resulted in a higher average selling price. The increase in selling price favorably impacted operating results and Adjusted EBITDA from continuing operations by $204 million for the year ended December 31, 2016 as compared to 2015. OSB sales volumes were slightly higher for the year ended December 31, 2016 compared to 2015.
Overall operating results for OSB for the year ended December 31, 2016 as compared to the same period in 2015 benefited, in addition to the higher sales prices, from lower raw material costs, higher utilization rates and the positive impact of the Canadian currency exchange rate on the costs incurred by our Canadian operations as compared to the same period in the prior year.

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
Segment sales, operating profits and Adjusted EBITDA from continuing operations for this segment were as follows:

Dollar amounts in millions				Increase (decrease)
Year ended December 31,	2016	2015	2014	2016 - 2015	2015 - 2014
Sales	$752.3	$636.4	$617.3	18%	3%
Operating profits	$126.1	$93.2	$79.8	35%	17%
Adjusted EBITDA from continuing operations	$154.4	$113.7	$97.9	36%	16%

Sales in this segment by product line were as follows:

Dollar amount in millions				Increase (decrease)
Year ended December 31,	2016	2015	2014	2016 - 2015	2015 - 2014
SmartSide® siding	$657.7	$572.6	$549.0	15%	4%
CanExel siding and other hardboard related products	43.1	39.6	48.5	9%	(18)%
Commodity OSB	42.6	13.5	10.7	216%	26%
Other	8.9	10.7	9.1	(17)%	18%
Total	$752.3	$636.4	$617.3
Percent changes in average sales prices and unit shipments for 2016 compared to 2015 and 2015 compared to 2014 are as follows:

	2016 versus 2015		2015 versus 2014
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
SmartSide® siding	—%	16%	5%	(2)%
CanExel siding	(6)%	17%	(7)%	(13)%
Commodity OSB	32%	135%	(11)%	72%
2016 compared to 2015
Sales volumes increased in our SmartSide siding line due to our ability to respond to increased demand in key markets due to the conversion in 2015 of the Swan Valley OSB mill to siding. Sales prices in our SmartSide siding product line remained constant between years. Sales volumes for CanExel increased due to increased demand primarily in Europe. Sales prices for CanExel were lower for 2016 as compared to 2015 due to changes in our product mix and a higher portion of sales to Europe.
For our commodity OSB produced in the siding segment for 2016 compared to 2015, sales prices increased as compared to the prior year, as discussed in the OSB segment above. The increase in selling price favorably impacted operating results and Adjusted EBITDA from continuing operations by approximately $10.4 million for the year ended December 31, 2016 as compared to 2015.
Overall, the improvement in our siding segment for 2016 compared to 2015 was primarily due to increased sales volumes, higher OSB prices, lower raw material costs and lower operating costs due to the completion of the Swan Valley conversion.
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
During 2015, we completed the conversion of our Swan Valley OSB mill to a SmartSide mill. During the later portion of the year, this mill was not operational. It is estimated that the expenses incurred at the Swan Valley facility during this time related to conversion and market related downtime were approximately $10 million.
Overall, the improvement in our siding segment for 2015 compared to 2014 was due to increased sales prices on our SmartSide products and reductions in petroleum-based raw material costs. Offsetting these increases were the expenses associated with the Swan Valley facility conversion and increased sales and marketing costs to support future growth.
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
Segment sales, operating losses and Adjusted EBITDA from continuing operations for this segment were as follows:

Dollar amount in millions				Increase (decrease)
Year ended December 31,	2016	2015	2014	2016 - 2015	2015 - 2014
Sales	$296.9	$286.1	$281.0	4%	2%
Operating losses	$(5.8)	$(7.3)	$(14.0)	21%	48%
Adjusted EBITDA from continuing operations	$7.5	$5.8	$0.3	29%	NM
Sales in this segment by product line were as follows:

Dollar amount in millions				Increase (decrease)
Year ended December 31,	2016	2015	2014	2016 - 2015	2015 - 2014
LVL / LSL	$159.7	$152.8	$139.2	5%	10%
I-joist	99.4	100.8	97.2	(1)%	4%
OSB	10.8	9.7	6.9	11%	41%
Related products	27.0	22.8	37.7	18%	(40)%
Total	$296.9	$286.1	$281.0

Percent changes in average sales prices and unit shipments for 2016 compared to 2015 and 2015 compared to 2014 are as follows:

	2016 versus 2015		2015 versus 2014
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
LVL/LSL	2%	6%	4%	9%
I-joist	1%	1%	6%	1%
OSB	9%	1%	55%	(8)%
2016 compared to 2015
Sales volumes increased in LVL/LSL and I-joist due to improved market demand due to increased housing starts in the U.S. offset by lower demand in Canada. Net average selling prices increased due to changes in product mix. OSB prices increased due to changes in market demand as discussed in the OSB segment results. The increase in OSB selling prices favorably impacted operating results and Adjusted EBITDA from continuing operations by approximately $0.9 million for 2016 as compared to 2015.
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
South America
Our South America segment manufactures and distributes OSB structural panel and siding products in South America. We operate in two geographic areas of South America, Chile and Brazil. During 2016, we started construction of a third mill in Chile.

Dollar amount in millions				Increase (decrease)
Year ended December 31,	2016	2015	2014	2016 - 2015	2015 - 2014
Sales	$136.9	$134.9	$150.4	1%	(10)%
Operating profits	$17.0	$9.8	$11.3	73%	(13)%
Adjusted EBITDA from continuing operations	$25.6	$17.7	$20.4	45%	(13)%
Sales in this segment by sales office location were as follows:

Dollar amount in millions				Increase (decrease)
Year ended December 31,	2016	2015	2014	2016 - 2015	2015 - 2014
Chile	$96.7	$91.5	$88.6	6%	3%
Brazil	40.2	43.4	61.8	(7)%	(30)%
Total	$136.9	$134.9	$150.4
Percent changes in average sales prices and unit shipments for 2016 compared to 2015 and 2015 compared to 2014 are as follows:

	2016 versus 2015		2015 versus 2014
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
Chile	5%	(1)%	(11)%	17%
Brazil	1%	(5)%	(22)%	(8)%
2016 compared to 2015
Sales volumes in Chile and Brazil decreased due to the continued weak economies, increased imports and the unsettled political environment in Brazil. Sales prices in Chile and Brazil increased during 2016 as compared to 2015 due to increases in prices offset by the impact of the fluctuations in the local currencies relative to the U.S. dollar as a majority of these sales are in local markets. Local currency selling prices in Chile were 9% higher in 2016 as compared to 2015 and local currency selling prices in Brazil were about 5% higher in 2016 as compared to 2015.
During 2016 compared to 2015, results of operations improved due to increases in local sales prices and reductions in raw material costs. These improvements were partially offset by increased operating expense associated with the construction of the third mill in Chile.
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
Sales, operating losses and Adjusted EBITDA from continuing operations for this category were as follows:

Dollar amount in millions				Increase (decrease)
Year ended December 31,	2016	2015	2014	2016 - 2015	2015 - 2014
Sales	$26.9	$29.0	$32.8	(7)%	(12)%
Operating losses	$(1.6)	$(2.8)	$(3.5)	43%	20%
Adjusted EBITDA from continuing operations	$0.7	$(1.0)	$(2.4)	170%	58%
2016 compared to 2015
Operating results in our other products business improved for 2016 as compared to 2015 due to lower carrying costs on our closed operations.
2015 compared to 2014

Operating results in our other products business improved for 2015 as compared to 2014 due to lower carrying costs on our closed operations.
GENERAL CORPORATE AND OTHER EXPENSE, NET
Net general corporate expense was $103.7 million in 2016 as compared to $84.8 million in 2015 and $89.8 million in 2014. General corporate and other expenses primarily consist of corporate overhead such as wages and benefits, professional fees, insurance and other expenses for corporate functions including certain executive officers, public company costs, information technology, financial services, environmental and safety, legal, supply management, human resources and other corporate functions.
The increase in 2016 as compared to 2015 was primarily due to higher incentive compensation expense due to improved financial performance and increased costs associated with corporate initiatives related to sales and marketing activities. The decrease in 2015 as compared to 2014 was primarily due to the elimination of costs associated with the efforts to acquire Ainsworth Lumber Co. Ltd. offset by continued work on corporate initiatives.
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
NON-OPERATING INCOME (EXPENSE)
For a discussion of non-operating income (expense), see Note 11 of the Notes to the consolidated financial statements included in item 8 of this report.

EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES
We currently operate a joint venture with Resolute Forest Products which constructed and now operates two I-joist facilities in Eastern Canada. Pursuant to the joint venture agreement, each company owns 50% of the venture. The results of these operations are included in the EWP segment.

INCOME TAXES
We recorded a tax provision in continuing operations of $19.8 million in 2016 and a tax benefit of $2.7 million in 2015 and $27.2 million in 2014. For 2016, the primary differences between the U.S. statutory rate of 35% and the effective rate applied to continuing operations relates to foreign tax rates, decreases in Canadian and state valuation allowances, excess tax benefits in connection with LP's stock-based compensation plans, recognition of research and development tax credits from prior years and an increase in the reserve for unrecognized tax benefits.
For 2015, the primary difference between the U.S. statutory rate of 35% and the effective rate on our continuing operations relates to the effect of foreign tax rates and exchange rates and increases in valuation allowances on certain deferred tax assets for foreign and state net operating loss carryovers.
We paid $8.7 million of cash taxes and received $0.8 million in cash tax refunds in 2016 and expect to receive $1.7 million in tax refunds and pay $31.3 million in taxes payable from prior years in 2017.
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
The table below quantifies the approximate impact on our plans, as of December 31, 2016, of a one-half percentage point decrease in our assumptions for discount rate and expected return on assets, holding other assumptions constant:

Dollars in millions
Increase in annual costs for 2017:
Discount rate	$0.2
Expected long-term rate of return	$1.2
Increase in projected benefit obligation:
Discount rate	$17.8
For our U.S. plans, we used a long term rate of return assumption of 5.75% in 2016 and 2015 to calculate the net periodic pension costs. For our Canadian plans, we used a long-term rate of return assumption of 3.00% to 4.25% in 2016 and 3.25% to 4.50% in 2015 to calculate the net periodic pension costs. For 2016, our net periodic pension cost was $10.2 million and we estimate for 2017 our net periodic pension cost will be $11.1 million. This estimate assumes that we will have no curtailment or settlement expenses in 2017. If a settlement or curtailment does occur in 2017, this estimate may change significantly.
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
Our principal uses of liquidity are paying the costs and expenses associated with our operations, servicing outstanding indebtedness and making capital expenditures. We may also from time to time prepay or repurchase outstanding indebtedness, pay dividends or acquire assets or businesses that are complementary to our operations. Any such repurchases may be commenced, suspended, discontinued or resumed, and the method or methods of effecting any such repurchases may be changed at any time or from time to time without prior notice.
Operating Activities
During 2016, we generated $342.3 million of cash from operations as compared to $29.2 million of cash from operations in 2015. This change reflects improved results of operations for 2016 due to higher OSB prices and increased siding volumes. Our trade receivables increased $13.5 million during 2016. Our trade accounts payable increased by $16.9 million during 2016 primarily due to the increase in our capital expenditure program and our salary and wages payable increase by $24.4 million due to higher management incentive accruals. During 2016, we made $1.4 million in contingency payments and $14.9 million in warranty payments.

During 2015, we generated $29.2 million of cash for operations as compared to a use of $52.9 million of cash from operations in 2014. This change reflects improved results of operations for 2015. Our trade receivables decreased $13.5 million during 2015. Our trade accounts payable decreased by $7.3 million during 2015 primarily due to the increase in our capital expenditure program and our salary and wages payable increase by $1.9 million due to timing of payroll disbursements as well as higher management accruals. Our other current liability decreased by $12.4 million due to settlement of previously disclosed U.S. I.R.S audits. During 2015, we made $0.7 million in contingency payments and $11.7 million in warranty payments.
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
Investing Activities
During 2016, we generated $286.3 million in cash from investing activities. Capital expenditures for 2016 were $124.8 million, primarily related to final steps on the Swan Valley conversion, addition of a FlameBlock line, expansion in South America and growth and maintenance capital. We used $1.2 million to collateralize certain long-term obligations. We also received $410.0 million of payments on notes receivable from asset sales. Additionally, included in accounts payable is $9.8 million related to capital expenditures that had not yet been paid as of December 31, 2016.
During 2015, we used $115.9 million in cash from investing activities. Capital expenditures for 2015 were $113.8 million, primarily related to the conversion of our Swan Valley OSB mill to a siding mill, growth and maintenance capital and minor capital related to our announced expansion in South America. We received distributions from our joint ventures of $1.1 million, $0.5 million from the sale of assets and used $3.9 million to collateralize certain long-term obligations. Additionally, included in accounts payable is $20.0 million related to capital expenditures that had not yet been paid as of December 31, 2015.
During 2014, we used $63.5 million in cash from investing activities. Capital expenditures for 2014 were $80.1 million, primarily related to growth and maintenance capital and minor capital related to our announced expansion in South America. We received distributions from our joint ventures of $2.6 million, $13.2 million from the sale of assets and $0.8 million in cash no longer required to collateralize certain long-term obligations. Additionally, included in accounts payable is $5.2 million related to capital expenditures that had not yet been paid as of December 31, 2014.
Capital expenditures in 2017 are expected to be approximately $175 million to $200 million related to productivity improvements, growth and maintenance projects and our South American expansion.
Financing Activities
In 2016, net cash used in financing activities was $407.0 million. During 2016, we issued $350.0 million aggregate principal amount of 4.875% Senior Notes due 2024, and used the proceeds of this issuance to fully retire our Senior Notes due 2020. Additionally, we used $392.5 million to repay other outstanding debt in 2016 and $9.2 million for taxes related to net share settlement of equity awards.

In September 2016, we issued $350.0 million aggregate principal of 4.875% Senior Notes due 2024. On or after September 15, 2019, we may, at our option on one or more occasions, redeem all or any portion of these notes at specified redemption rates. Obligations under the indenture governing our notes are unsecured and not presently guaranteed by any of LP's subsidiaries. The indenture contains customary covenants applicable to us and our subsidiaries, other than certain unrestricted subsidiaries, including restrictions on actions and activities that are restricted under the credit facility. The indenture also contains customary events of default, the occurrence of which could result in acceleration of our obligations to repay the indebtedness outstanding thereunder.

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
CREDIT AGREEMENTS
In December 2013, we entered into a credit agreement with various lenders and American AgCredit, PCA, as administrative agent and CoBank, ACB, as letter of credit issuer. The credit agreement provides for a $200 million revolving credit facility, with a $60 million sublimit for letters of credit. The credit facility terminates and all loans made under the credit agreement become due in December 2018. As of December 31, 2016, no revolving borrowings had been made under the credit facility.
The credit agreement contains customary covenants applicable to us and certain of our subsidiaries, including restrictions on, among other things, our ability to: incur debt; incur liens; declare or make distributions to our stockholders; make loans and investments; repay debt; enter into mergers, acquisitions and other business combinations; form or acquire subsidiaries; amend or modify our governing documents; enter into hedging arrangements; engage in other businesses other than our business as currently conducted; and enter into transactions with affiliates. The credit agreement also contains financial covenants that require us and our consolidated subsidiaries to have, as of the end of each quarter, (i) a capitalization ratio (i.e., funded debt to total capitalization) of no more than 40% and (ii) unrestricted cash and cash equivalents of at least $200 million, in each case calculated in the manner specified in the credit agreement. As of December 31, 2016 and 2015, we were in compliance with all financial covenants under the credit agreement. The credit agreement contains customary events of default, the occurrence of which could result in the acceleration of our obligation to repay the indebtedness outstanding thereunder.
LP Chile is a party to a term loan agreement with Banco de Credito e Inversiones for UF 943,543.7391 (equivalent to $39 million at the time of inception). The loan agreement has a term of 10 years with semi-annual principal payments beginning in June of 2012. The loan bears interest at UF plus 3.9% per annum. The loan contains various restrictive covenants and requires the maintenance by LP Chile of a debt to equity ratio of less than or equal to 1. If LP Chile is late in making payments, LP Chile will also be required to maintain a ratio of net debt to earnings before interest, taxes, depreciation and amortization (EBITDA) of less than or equal to 2.5 and a ratio of EBITDA to financial costs of at least 3. The loan agreement also contains customary events of default, the occurrence of which could result in acceleration of our obligations to repay the indebtedness outstanding thereunder. Since this loan is denominated in other than U.S. dollars, the balance fluctuates based upon changes in the underlying currency rates. The impact of foreign currency exchange rates in 2016 was $1 million which was partially offset by a UF change of $0.3 million. The impact of foreign currency exchange rates in 2015 was $2.1 million which was partially offset by a UF change of $0.5 million.
OTHER LIQUIDITY MATTERS
As of December 31, 2016, we had $4.8 million ($23.4 million, par value) of principal invested in auction rate securities (ARS). The ARS held by us are securities with long-term nominal maturities for which the interest rates were historically reset through a Dutch auction each month. We intend to continue to offer our ARS at auction and to consider other options, including alternative buyers and other potential transactions. We do not currently require our ARS to be liquidated in order to fund our day-to-day operations and we are prepared to hold them until maturity, if necessary.
Contingency Reserves
Contingency reserves, which represent an estimate of future cash needs for various contingencies (principally, payments for environmental reserves), totaled $16.1 million at December 31, 2016, of which $3.4 million is estimated to be payable within one year. As with all accounting estimates, there is inherent uncertainty concerning the reliability and precision of such estimates. As described above and in Note 18 of the Notes to the consolidated financial statements included in item 8 of this report, the amounts ultimately paid in resolving these contingencies could exceed the current reserves by a material amount.

Contractual Obligations
The table below summarizes our contractual obligations as of December 31, 2016 over the next several years. See discussion above concerning provisions that could accelerate the due dates on our long-term debt.

Dollars amounts in millions	Payments due by period
Contractual obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$2.6	$29.7	$—	$350.0
Interest payments on long-term debt[1]	19	35.3	34.2	51.2
Operating leases	5.0	7.8	4.0	1.9
Other long-term obligations [2]	8.7	7	1.9	—
Total contractual cash obligations [3,4]	$35.3	$79.8	$40.1	$403.1
_______________

[1]	The estimate of interest payments assumes interest is paid through the date of maturity or expiration of the related debt based upon stated rates in the respective debt instruments.

[2]	Other long term obligations primarily consist of obligations related to information technology infrastructure.

[3]
Uncertain tax positions have been excluded from the above table as it is not reasonably possible to estimate when these may need to be paid. As of December 31, 2016, the amount of uncertain tax positions excluded from the above table is $39.8 million.

[4]	As of December 31, 2016, LP had warranty reserves of $24.1 million. These have been excluded from the above table as it is not reasonably possible to determine when these may need to be paid.

POTENTIAL IMPAIRMENTS
We continue to review several mills and investments for potential impairments. Management currently believes we have adequate support for the carrying value of each of these assets based upon the anticipated cash flows that result from our estimates of future demand, pricing and production costs assuming certain levels of planned capital expenditures. As of December 31, 2016, the fair values of LP's facilities were substantially in excess of their carrying value, which supported the conclusion that no impairment is necessary for those facilities. However, if demand and pricing for the relevant products continues at levels significantly below cycle average demand and pricing, or should LP decide to invest capital in alternative projects, or should changes occur related to LP's wood supply for these locations, it is possible that impairment charges will be required.
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
Some of our products are sold as commodities and therefore sales prices fluctuate daily based on market factors over which we have little or no control. The most significant commodity product we sell is OSB. Based upon an assumed North America annual production capacity in the OSB segment of 4.9 billion square feet (3/8” basis) or 4.2 billion square feet (7/16” basis), a $1 change in the annual average price per thousand square feet on 7/16” basis would change annual pre-tax profits by approximately $4.2 million.
We historically have not entered into material commodity futures and swaps, although we may do so in the future.

ITEM 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Louisiana-Pacific Corporation

We have audited the accompanying Consolidated Balance Sheets of Louisiana-Pacific Corporation
and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related Consolidated Statements of income, comprehensive income, cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such Consolidated Financial Statements present fairly, in all material respects, the financial position of Louisiana-Pacific Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1 to the Consolidated Financial Statements, effective January 1, 2016 the Company adopted Accounting Standards Update 2016-09, Improvements to Employee Share-based Payment Accounting which resulted in a $16.3 million cumulative-effect adjustment to retained earnings related to previously unrecognized excess tax benefits.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Nashville, Tennessee
February 14, 2017

Consolidated Balance Sheets
Dollar amounts in millions

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$659.3	$434.7
Receivables, net of allowance for doubtful accounts of $1.0 million and $1.1 million at December 31, 2016 and 2015	108.3	96.4
Inventories	234.6	222.0
Prepaid expenses and other current assets	6.1	7.0
Assets held for sale	8.2	9.0
Total current assets	1,016.5	769.1
Timber and timberlands	53.5	53.1
Property, plant and equipment, net	883.2	862.4
Goodwill	9.7	9.7
Notes receivable from asset sales	22.2	432.2
Investments in and advances to affiliates	6.2	7.7
Restricted cash	13.2	14.3
Other assets	22.4	23.0
Deferred tax asset	4.3	4.8
Total assets	$2,031.2	$2,176.3

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$2.6	$2.1
Accounts payable and accrued liabilities	222.8	139.6
Current portion of contingency reserves	3.4	1.3
Total current liabilities	228.8	143.0

Long-term debt, excluding current portion	374.4	751.8
Deferred income taxes	27.7	99.5
Contingency reserves, excluding current portion	12.7	15.5
Other long-term liabilities	191.9	149.5
Stockholders’ equity:
Preferred stock, $1 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $1 par value, 200,000,000 shares authorized, 153,358,542 and 152,979,708 shares issued	153.4	153.0
Additional paid-in capital	478.2	496.5
Retained earnings	890.3	724.2
Treasury stock, 9,041,733 shares and 9,995,456 shares, at cost	(189.0)	(210.6)
Accumulated comprehensive loss	(137.2)	(146.1)
Total stockholders’ equity	1,195.7	1,017.0
Total liabilities and stockholders’ equity	$2,031.2	$2,176.3

See Notes to the Consolidated Financial Statements.

Consolidated Statements of Income
Dollar amounts in millions, except per share

	Year ended December 31,
	2016	2015	2014
Net sales	$2,233.4	$1,892.5	$1,934.8
Operating costs and expenses:
Cost of sales	1,724.0	1,682.7	1,757.8
Depreciation and amortization	112.8	101.9	100.7
Selling and administrative	183.6	152.8	149.5
(Gain) loss on sale or impairment of long lived assets, net	(8.4)	2.1	(3.1)
Other operating credits and charges, net	17.4	16.3	7.5
Total operating costs and expenses	2,029.4	1,955.8	2,012.4
Income (loss) from operations	204.0	(63.3)	(77.6)
Non-operating income (expense):
Interest expense, net of capitalized interest	(32.1)	(31.2)	(29.8)
Investment income	8.2	4.4	5.5
Other non-operating items	(15.2)	(5.3)	(3.1)
Total non-operating income (expense)	(39.1)	(32.1)	(27.4)
Income (loss) from continuing operations before income taxes and equity in income of unconsolidated affiliates	164.9	(95.4)	(105.0)
Provision (benefit) for income taxes	19.8	(2.7)	(27.2)
Equity in income of unconsolidated affiliates	(5.2)	(6.7)	(4.4)
Income (loss) from continuing operations	150.3	(86.0)	(73.4)

Loss from discontinued operations before taxes	(0.8)	(3.2)	(3.0)
Benefit for income taxes	(0.3)	(1.1)	(1.0)
Loss from discontinued operations	(0.5)	(2.1)	(2.0)

Net income (loss)	$149.8	$(88.1)	$(75.4)

Basic net income (loss) per share:
Income (loss) per share from continuing operations	$1.05	$(0.60)	$(0.52)
Loss per share from discontinued operations	(0.01)	(0.02)	(0.01)
Net income (loss) per share	$1.04	$(0.62)	$(0.53)
Diluted net income (loss) per share:
Income (loss) per share from continuing operations	$1.03	$(0.60)	$(0.52)
Loss per share from discontinued operations	—	(0.02)	(0.01)
Net income (loss) per share	$1.03	$(0.62)	$(0.53)
Average shares of common stock used to compute net income (loss) per share:
Basic	143.4	142.4	141.1
Diluted	145.3	142.4	141.1
See Notes to the Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
Dollar amounts in millions

	Year ended December 31,
	2016	2015	2014
Net income (loss)	$149.8	$(88.1)	$(75.4)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	8.8	(21.4)	(14.5)
Unrealized gains (losses) on securities, net of reversals	(0.6)	0.7	0.6
Defined benefit pension plans:
Change benefit obligations, translation adjustment	(0.5)	1.2	0.7
Prior service cost	—	—	(6.1)
Net gain (loss)	(2.9)	(0.4)	(26.7)
Amortization of amounts included in net periodic benefit cost:
Actuarial loss, net of tax	3.5	4.6	3.4
Prior service cost, net of tax	0.3	0.3	—
Other	0.3	0.2	0.5
Other comprehensive income (loss), net of tax	8.9	(14.8)	(42.1)
Comprehensive income (loss)	$158.7	$(102.9)	$(117.5)

See Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows
Dollar amounts in millions

	Year ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$149.8	$(88.1)	$(75.4)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	112.8	101.9	100.7
Equity in income (loss) of unconsolidated affiliates, including dividends	1.5	(3.7)	(4.4)
Other operating credits and charges, net	17.4	16.3	9.0
(Gain) loss on sale or impairment of long-lived assets, net	(8.4)	2.1	(3.1)
Loss on early debt extinguishment	17.3	—	—
Stock-based compensation related to stock plans	13.0	9.3	9.4
Exchange (gain) loss on remeasurement	(2.0)	2.8	(2.5)
Cash settlements of warranty, net of accruals	(13.6)	(8.5)	(7.9)
Pension expense (payments), net of contributions	3.7	6.0	(3.2)
Non-cash interest expense, net	3.8	0.8	1.7
Other adjustments, net	(1.1)	1.2	(1.2)
Changes in assets and liabilities:
(Increase) decrease in receivables	(8.9)	10.6	(34.1)
(Increase) decrease in inventories	(11.0)	3.5	(9.2)
(Increase) decrease in prepaid expenses	1.0	2.2	(0.4)
Increase (decrease) in accounts payable and accrued liabilities	53.8	(20.3)	(7.8)
Increase (decrease) in deferred income taxes	13.2	(6.9)	(24.5)
Net cash provided by (used in) operating activities	342.3	29.2	(52.9)
CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant, and equipment additions	(124.8)	(113.8)	(80.1)
Proceeds from asset sales	0.3	0.5	13.2
Investment in and refunds from joint ventures	—	1.1	2.6
Receipt of proceeds from notes receivable from asset sales	410.0	—	—
(Increase) decrease in restricted cash under letters of credit	1.2	(3.9)	0.8
Other investing activities, net	(0.4)	0.2	—
Net cash provided by (used in) investing activities	286.3	(115.9)	(63.5)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings of long-term debt	350.0	—	—
Repayment of long-term debt	(742.5)	(2.3)	(2.3)
Payment of debt issuance fees	(5.2)	—	—
Taxes paid related to net share settlement of equity awards	(9.2)	(6.1)	(1.5)
Sale of common stock, net of cash payments under equity plans	(0.1)	0.7	—
Other financing activities, net	—	3.3	(0.1)
Net cash used in financing activities	(407.0)	(4.4)	(3.9)
Effect of exchange rate on cash and cash equivalents	3.0	(6.9)	(3.8)
Net increase (decrease) in cash and cash equivalents	224.6	(98.0)	(124.1)
Cash and cash equivalents at beginning of year	434.7	532.7	656.8
Cash and cash equivalents at end of year	$659.3	$434.7	$532.7
See Notes to the Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity
Dollar and share amounts in millions, except per share amounts

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2013	152.0	$152.0	10.9	$(232.2)	$508.0	$887.7	$(89.2)	$1,226.3
Net loss						(75.4)		(75.4)
Issuance of shares for employee stock plans and stock-based compensation			(0.4)	8.8	(9.5)			(0.7)
Amortization of restricted stock grants					2.1			2.1
Exercise of stock warrants	0.8	0.8			(0.8)			—
Compensation expense associated with stock awards					7.2			7.2
Tax benefit of employee stock plan transactions			0.1	(1.6)				(1.6)
Other comprehensive loss							(42.1)	(42.1)
Balance as of December 31, 2014	152.8	152.8	10.6	(225.0)	507.0	812.3	(131.3)	1,115.8
Net loss						(88.1)		(88.1)
Issuance of shares for employee stock plans and stock-based compensation			(1.0)	20.5	(19.6)			0.9
Amortization of restricted stock grants					1.8			1.8
Exercise of stock warrants	0.2	0.2			(0.2)			—
Compensation expense associated with stock awards					7.5			7.5
Taxes paid related to net settlements			0.4	(6.1)				(6.1)
Other comprehensive loss							(14.8)	(14.8)
Balance as of December 31, 2015	153.0	153.0	10.0	(210.6)	496.5	724.2	(146.1)	1,017.0
Cumulative effect of adoption of accounting principle					(0.4)	16.3		15.9
Net income						149.8		149.8
Issuance of shares for employee stock plans and stock-based compensation			(1.5)	30.8	(30.4)			0.4
Amortization of restricted stock grants					2.4			2.4
Exercise of stock warrants	0.4	0.4			(0.4)			—
Compensation expense associated with stock awards					10.5			10.5
Taxes paid related to net share settlement of equity awards			0.5	(9.2)				(9.2)
Other comprehensive income							8.9	8.9
Balance as of December 31, 2016	153.4	$153.4	9.0	$(189.0)	$478.2	$890.3	$(137.2)	$1,195.7

See Notes to the Consolidated Financial Statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Consolidation
The consolidated financial statements include the accounts of LP and its majority-owned subsidiaries after elimination of intercompany transactions. The equity method of accounting is used for joint ventures and investments in associated companies over which LP has significant influence but does not have control. Significant influence is deemed to exist generally when the Company has an ownership interest in the voting stock of an investee of between 20 percent and 50 percent. LP’s equity in the income and losses of these investments is recorded in “Equity in income of unconsolidated affiliates” on the Consolidated Statements of Income. See Note 8 for further discussion of these investments and advances. LP has a variable interest in its Abitibi-LP equity method investee but is not considered to be the primary beneficiary.
Cash and Cash Equivalents
Cash and cash equivalents includes cash on hand and short-term investments of 3 months or less when purchased. These investments are stated at cost, which approximates market value.
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
Inventory
Inventories are valued at the lower of cost or market. Inventory costs include materials, labor and operating overhead. The LIFO (last-in, first-out) method is used for a minor portion of the Company’s log inventories with the remaining inventories valued at FIFO (first-in, first-out) or average cost. Inventory consists of the following:

	December 31,
Dollar amounts in millions	2016	2015
Logs	$54.6	$58.6
Other raw materials	23.0	21.6
Semi finished inventory	16.8	18.5
Finished products	140.2	123.3
Total	$234.6	$222.0
Assets Held for Sale
Over the last several years, LP has adopted and implemented plans to sell selected assets in order to improve its operating results. LP is required to classify assets held for sale which are not part of a discontinued business separately on the face of the financial statements outside of “Property, plant and equipment”. As of December 31, 2016 and 2015, LP included various non-operating sites in its held for sale category. The current book values of assets held for sale by category is as follows:

Dollar amounts in millions	December 31,
	2016	2015
Property, plant and equipment, at cost:
Land, land improvements and logging roads, net of road amortization	$1.3	$1.8
Buildings	0.3	0.5
Machinery and equipment	6.6	6.7
Net property, plant and equipment	$8.2	$9.0
LP believes that the net realizable sales value of the aforementioned assets exceeds their carrying values.
Timber and Timberlands
Timber and timberlands is comprised of timber deeds and allocations of purchase price to Canadian timber harvesting licenses. Timber deeds are transactions in which LP purchases timber, but not the underlying land. The cost of timber deeds are capitalized in timber and timberlands and charged to cost of timber harvested as the volume is removed. Timber that has been severed but has not yet been delivered to a facility is included in timber and timberlands. The values associated with timber licenses were allocated in the purchase price allocations for Le Groupe Forex (Forex), Peace Valley OSB, and the assets of Evans Forest Products. These licenses have a life of twenty to twenty-five years. These licenses are amortized on a straight-line basis over the life of the facilities. Cost of timber harvested also includes the amortization of the timber licenses. See Note 7 for further discussion.

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
LP capitalizes interest on borrowed funds during construction periods. Capitalized interest is charged to machinery and equipment accounts and amortized over the lives of the related assets. Capitalized interest totaled $1.9 million in 2016 and 2015.

Plant, property and equipment, net consists of the following:

Dollar amounts in millions	December 31,
	2016	2015
Property, plant and equipment, at cost:
Land, land improvements and logging roads, net of road amortization	$151.5	$137.0
Buildings	328.8	324.6
Machinery and equipment	1,881.8	1,897.4
Construction in progress	48.7	33.5
	2,410.8	2,392.5
Accumulated depreciation	(1,527.6)	(1,530.1)
Property, plant and equipment, net	$883.2	$862.4
Potential Impairments
Long-lived assets to be held and used by LP (primarily property, plant and equipment and timber and timberlands) are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When impairment is indicated, the book values of the assets are written down to their estimated fair value as calculated by the expected discounted cash flow or estimated net sales price. See Note 17 for a discussion of charges in 2016, 2015 and 2014 related to impairments of property, plant and equipment. Long-lived assets that are held for sale are written down to the estimated sales proceeds less cost to sell unless the estimated net proceeds exceed the carrying value.
LP continues to review certain operations and investments for potential impairments. LP’s management currently believes it has adequate support for the carrying value of each of these operations and investments based upon the anticipated cash flows that result from estimates of future demand, pricing and production costs assuming certain levels of planned capital expenditures. As of December 31, 2016, the fair values of LP's facilities were in excess of their carrying value, which supported the conclusion that no impairment is necessary for those facilities. However, if demand and pricing for the relevant products continues at levels significantly below cycle average demand and pricing, or should LP decide to invest capital in alternative projects, or should changes occur related to LP's wood supply for these locations, it is possible that impairment charges will be required.
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
LP recognizes liabilities for uncertain tax positions through a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of the available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation process, if any. The second step requires LP to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as LP must determine the probability for various outcomes. LP evaluates these uncertain tax provisions when new information becomes available. These revaluations are based upon factors including, but not limited to, changes in circumstances, changes in tax law, successful settlement of issues under audit and new audit activity. Such a change in recognition or measurement could result in the recognition of a tax benefit or an increase to the related provision.
LP classifies interest related to income taxes liabilities or uncertain tax positions as interest expense or interest income and, if applicable, penalties are recognized as a component of income tax expense.
See Note 10 for further discussion of deferred income taxes.
Asset Retirement Obligations
LP records the fair value of the legal and conditional obligations to retire and remove long-lived assets in the period which the obligation is incurred. These obligations primarily consist of monitoring costs on closed landfills, timber reforestation obligations associated with LP’s timber licenses in Canada and site restoration costs. When the related liability is initially recorded, LP capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its settlement value and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, LP recognizes a gain or loss for any difference between the settlement amount and the liability recorded. See Note 15 for further discussion.
Stock-Based Compensation
LP recognizes the cost of employee services received in exchange for awards of equity instruments, such as performance shares, restricted stock or restricted stock units and stock-settled stock appreciation rights (SSARs), based upon the fair value of those awards at the date of grant over the requisite service period. See Note 14 for further discussion.
Foreign Currency Translation
The functional currency for the Company’s Canadian subsidiaries is the U.S. dollar; however the books and records for these subsidiaries are maintained in the Canadian dollar. The financial statements of these foreign subsidiaries are remeasured into U.S. dollars using the historical exchange rate for property, plant and equipment, timber and timberlands (related depreciation and amortization on both property, plant and equipment and timber and timberlands), goodwill, and certain other non-monetary assets. LP uses the exchange rate at the balance sheet date for the remaining assets and liabilities, including deferred taxes. A weighted-average exchange rate is used for each period for revenues and expenses. These transaction gains or losses are recorded in “Other non-operating income (expense)” on the Consolidated Statements of Income.
The functional currencies of LP’s Chilean and Brazilian subsidiaries are the Chilean peso and Brazilian real and their books and records are maintained in the local currency. Translation adjustments, which are based upon the exchange rate at the balance sheet date for assets and liabilities and the weighted-average rate for the income statement, are recorded in “Accumulated comprehensive income (loss)” in Stockholders’ equity.
Revenue Recognition
Revenue is recognized when title has passed. The following criteria are used to determine that title has passed: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the price to the buyer is fixed or determinable; and (4) the collection is reasonably assured.

During 2016, 2015 and 2014, LP's top ten customers accounted for approximately 41%, 45% and 41% of its sales. No customers exceeded 10% of LP's sales in 2016, 2015 or 2014.
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
Other Operating Credits and Charges, Net
LP classifies significant amounts that management considers unrelated to ongoing core operating activities as “Other operating credits and charges, net” in the Consolidated Statements of Income. Such items include, but are not limited to, amounts related to restructuring charges (including severance charges), charges to establish and maintain litigation or environmental reserves, product reserves, prior year inventory profit adjustments, retirement charges and gains or losses from settlements with governmental or other organizations. Due to the nature of these items, amounts in the income statement can fluctuate from year to year. The determination of which items are considered significant and unrelated to core operations is based upon management’s judgment. See Note 16 for a discussion of specific amounts in 2016, 2015 and 2014.
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
Comprehensive Income
Comprehensive income consists of net income (loss) and other gains and losses affecting shareholders’ equity that are excluded from net income (loss), including foreign currency translation adjustments, costs associated with pension or other post retirement benefits that have not been recognized as components of net periodic benefit costs, and net unrealized gains or losses on securities and is presented in the accompanying Consolidated Statements of Comprehensive Income. See Note 22 for further discussion.
Present and Prospective Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, "Revenue from Contracts with Customers (Topic 606)", which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) 605, Revenue Recognition. The new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective on January 1, 2018. LP has elected to adopt the revenue recognition standard in the first quarter of 2018 with a cumulative adjustment to retained earnings. Based upon current interpretations, LP does not anticipate the adoption of this standard to have a material impact on LP’s financial statements.

In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory" which requires entities to measure most inventory "at the lower of cost and net realizable value," thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost of market. LP currently values all inventory at the lower of cost of market. The ASU will not apply to inventories that are measured by using the last -in, first out (LIFO), which is the method that LP currently uses for a minor portion of its log inventories. The remaining inventories are valued using first-in, first-out or average cost. This ASU is effective prospectively for annual periods beginning after December 15, 2016 and interim periods therein. The adoption of this standard is not expected to have a material impact on LP's financial condition, results of operations or cash flow.

In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-based Payment Accounting" which simplifies several aspects of the accounting for employee share-based payment transactions and addresses the presentation of excess tax benefits and employee taxes paid on the statement of cash flows. LP is now required to present excess tax benefits as an operating activity (combined with other income tax cash flows) on the statement of cash flows rather than as a financing activity, and LP has adopted this change prospectively. ASU 2016-09 also requires the presentation of employee taxes as a financing activity on the statement of cash flows, which is where LP has previously classified this item. LP adopted this standard using the modified retrospective approach as of January 1, 2016 and recorded a cumulative-effect adjustment of $16.3 million to increase retained earnings and increase long-term deferred tax asset.

In March 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)", which supersedes the lease accounting requirements in ASC Topic 840, Leases. The new standard requires entities to recognize, separately from each other, an asset for its right to use (ROU) the underlying asset equal to the liability for its finance and operating lease obligations. Further, the entity is required to present separately the current and non-current portion of the ROU asset and corresponding lease liability. The new standard is effective on January 1, 2019. LP is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated results of operations and financial position.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classifications of Certain Cash Receipts and Cash Payments." The standard provides guidance for eight changes with respect to how cash receipts and cash payments are classified in the statement of cash flows, with the objective of reducing diversity in practice. The new standard is effective January 1, 2018, with early adoption permitted. LP does not expect the adoption of this new standard to have a material impact on its consolidated results of operations and financial position.

In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory." The standard provides guidance that entities recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments eliminate the exception for an intra-entity transfer of an asset other than inventory. The new standard is effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual periods beginning after December 15, 2019. Early adoption is permitted for all entities as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance. LP does not expect the adoption of this new standard to have a material impact on its consolidated results of operations and financial position.

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash." This standard provides guidance that requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The new standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. LP does not expect the adoption of this new standard to have a material impact on its consolidated results of operations and financial position.

2.	INVESTMENTS
Long-term investments held by LP are debt securities designated as available for sale and are reported at fair market value using the specific identification method. The following table summarizes unrealized gains and losses related to these investments as of December 31, 2016 and December 31, 2015:

Dollar amounts in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2016	$0.4	$4.4	$—	$4.8

December 31, 2015	$0.4	$5.4	$—	$5.8
As of December 31, 2016, LP had $4.8 million ($23.4 million, par value) invested in auction rate securities (ARS). The ARS held by LP are securities with long-term nominal maturities for which the interest rates may be reset through a Dutch auction each month. LP’s investments in ARS represent interests in collateralized debt obligations supported by pools of residential and commercial mortgages and other securities. The contractual maturities of these debt securities classified as available for sale at December 31, 2016 exceed one year.
There were no purchases of short-term and long-term investments for the years ended December 31, 2016 and 2015. During 2016 and 2015, LP did not own any short-term investments.

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

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015 is summarized in the following tables.

Dollar amounts in millions	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$4.8	$—	$—	$4.8
Trading securities	2.6	2.6	—	—

Dollar amounts in millions	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$5.8	$—	$—	$5.8
Trading securities	2.3	2.3	—	—

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
The following table summarizes changes in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the twelve months ended December 31, 2016 and 2015.

Dollar amounts in millions	Available for sale securities	Contingent consideration
Balance at December 31, 2014	$4.6	$0.2
Adjustment to contingent consideration fair value	—	(0.2)
Total realized/unrealized gains (losses) included in other comprehensive income	1.2	—
Balance at December 31, 2015	$5.8	$—
Total realized/unrealized gains (losses) included in other comprehensive income	(1.0)	—
Balance at December 31, 2016	$4.8	$—
Carrying amounts reported on the balance sheet for cash and cash equivalents, receivables and accounts payable approximate fair value due to the short-term maturity of these instruments. See discussion on fair market values on Notes Receivable from Asset Sales at Note 6 and Long-term Debt at Note 12.
LP reviews the carrying values of long-lived assets to be held and used for impairment wherever events or changes in circumstances indicate possible impairment. An impairment loss is recognized when a long-lived asset's carrying value is not recoverable (given assumptions on housing starts and growth rates) and exceeds estimated fair value.
During 2016, LP entered into a non-monetary transaction to exchange its idled OSB mill for another idled mill. This transaction was recorded at the fair market value of both facilities based upon external appraisals. This transaction resulted in LP recording a gain of $10.6 million equal to the excess fair value over the net book value of the facility being exchanged.

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

	Year ended December 31,
Dollar and share amounts in millions, except per share amounts	2016	2015	2014
Numerator:
Net income (loss):
Income (loss) from continuing operations	$150.3	$(86.0)	$(73.4)
Loss from discontinued operations	(0.5)	(2.1)	(2.0)
Net income (loss)	$149.8	$(88.1)	$(75.4)
Denominator:
Denominator for basic earnings per share:
Weighted average common shares outstanding	143.4	142.4	141.1
Effect of dilutive securities:
Dilutive effect of employee stock plans	1.7	—	—
Dilutive effect of stock warrants	0.2	—	—
Dilutive potential common shares	1.9	—	—
Denominator for diluted earnings per share:
Adjusted weighted average shares	145.3	142.4	141.1
Basic earnings per share:
Income (loss) from continuing operations	$1.05	$(0.60)	$(0.52)
Loss from discontinued operations	(0.01)	(0.02)	(0.01)
Net income (loss) per share	$1.04	$(0.62)	$(0.53)
Diluted earnings per share:
Income (loss) from continuing operations	$1.03	$(0.60)	$(0.52)
Loss from discontinued operations	—	(0.02)	(0.01)
Net income (loss) per share	$1.03	$(0.62)	$(0.53)
Stock options, warrants and SSARs related to approximately 2.6 million common shares were considered not in-the-money for purposes of LP's earnings per share calculation for the year ended December 31, 2016. Stock options, warrants, SSARs and performance shares related to approximately 4.9 million and 5.8 million common shares for the years ended December 31, 2015 and December 31, 2014 were considered anti-dilutive for purposes of LP’s earnings per share calculation due to LP’s loss position from continuing operations.

5.	RECEIVABLES
Receivables consist of the following:

	December 31,
Dollar amounts in millions	2016	2015
Trade receivables	$96.1	$82.6
Income tax receivable	1.7	2.0
Other receivables	11.5	12.8
Allowance for doubtful accounts	(1.0)	(1.0)
	$108.3	$96.4

Other receivables at December 31, 2016 and 2015 primarily consist of sales tax receivables, vendor rebates, interest receivables, a receivable associated with an affiliate and other miscellaneous receivables.

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

Dollar amounts in millions	Interest Rate 2016	December 31,
		2016	2015
Notes receivable (secured), maturing 2018, interest rates fixed	7.3%	$22.2	$22.2
Notes receivable (secured), maturing 2018 (collected in 2016), interest rate variable		—	410.0
Total		22.2	432.2
Current portion		—	—
Long-term portion		$22.2	$432.2
The weighted average interest rate for notes receivable from asset sales at December 31, 2016 and December 31, 2015 was 7.3% and 1.1%. LP estimates that the fair value of these notes at December 31, 2016 and December 31, 2015 was approximately $23 million and $437 million.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in goodwill and other intangible assets for the year ended December 31, 2016 and 2015 are provided in the following table:

Dollar amounts in millions	2016			2015
	Timber and timberlands	Goodwill	Total	Timber and timberlands	Goodwill	Total
Beginning balance December 31,	$50.4	$9.7	$60.1	$64.9	$9.7	$74.6
Amortization	(3.3)	—	(3.3)	(2.9)	—	(2.9)
Impairments	—	—	—	(11.6)	—	(11.6)
Total goodwill and other intangibles	$47.1	$9.7	$56.8	$50.4	$9.7	$60.1

Included in the balance of timber and timberlands are values allocated to Canadian forest licenses in the purchase price allocations for Forex, Peace Valley OSB, and the assets of Evans Forest Products. The initial value of these licenses was $91.3 million and are amortized over the estimated useful life of twenty to twenty-five years. See Note 17 for discussion of the write-off of one of the Quebec timber licenses in 2015.

Amortization of the above intangible assets over the next five years is as follows:

Dollar amounts in millions
Year ended December 31,
2017	$3.2
2018	3.2
2019	3.2
2020	3.2
2021	3.2

8.	INVESTMENTS IN AND ADVANCES TO AFFILIATES
At December 31, 2016, LP has an investment in a joint venture with Resolute Forest Products to operate jointly owned I-Joist facilities in Quebec (Abitibi-LP). Each partner owns 50% of the venture.

LP sells products and raw materials and purchases products for resale from Abitibi-LP. LP eliminates profits on these sales and purchases, to the extent the inventory has not been sold through to third parties, on the basis of its 50% interests. For the years ended December 31, 2016, 2015 and 2014, LP sold $11.7 million, $9.3 million and $9.8 million of products to Abitibi-LP and purchased $53.1 million, $54.1 million and $55.4 million of I-joists from Abitibi-LP.

Included in LP’s Consolidated Balance Sheets at December 31, 2016 and 2015 are $1.9 million and $0.4 million in accounts receivable and $0.1 million and $0.1 million in accounts payable associated with Abitibi-LP. For the year ended December 31, 2016, LP received $6.7 million in dividends from Abitibi-LP. LP classified the receipt of these cash dividends as cash flows from operations. LP's cumulative equity in earnings from Abitibi-LP exceeds the cumulative distributions received; therefore, the dividends were deemed to be a return on LP's investment and not a return of LP's investment.

9.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities were as follows:

	December 31,
Dollar amounts in millions	2016	2015
Accounts payable	$89.9	$73.0
Salaries and wages payable	58.7	34.3
Taxes other than income taxes	3.6	4.5
Current portion of warranty reserves	9.0	6.0
Accrued interest	5.4	2.5
Accrued rebates	19.3	13.7
Other accrued liabilities	5.6	5.6
Income taxes payable	31.3	—
Total Accounts payable and accrued liabilities	$222.8	$139.6
Other accrued liabilities at December 31, 2016 and 2015 primarily consist of reforestation liabilities, accrued rent, current portion of worker compensation liabilities and other items. Additionally, included in accounts payable is $9.8 million and $20.0 million related to capital expenditures that had not yet been paid as of December 31, 2016 and as of December 31, 2015.

10.	INCOME TAXES
Income (loss) from continuing operations before income taxes consists of the following:

	Year ended December 31,
Dollar amounts in millions	2016	2015	2014
Domestic	$98.4	$(8.7)	$(66.4)
Foreign	71.7	(80.0)	(34.2)
Total	$170.1	$(88.7)	$(100.6)
The following presents the components of LP’s income tax provision (benefit) from continuing operations.

	Year ended December 31,
Dollar amounts in millions	2016	2015	2014
Current tax provision (benefit):
U.S. federal	$60.4	$(2.4)	$(5.0)
State and local	4.4	(0.5)	0.3
Foreign	10.4	2.6	1.6
Net current tax provision (benefit)	75.2	(0.3)	(3.1)
Deferred tax provision (benefit):
U.S. federal	(48.1)	(1.1)	(19.5)
State and local	1.2	(1.8)	(1.2)
Foreign	11.7	(26.6)	(13.3)
Net valuation allowance increase (decrease)	(20.2)	27.1	9.9
Net deferred tax benefit	(55.4)	(2.4)	(24.1)
Total income tax provision (benefit)	$19.8	$(2.7)	$(27.2)
LP received income tax refunds during 2016, 2015 and 2014 of $0.8 million, $0.1 million and $1.6 million and paid cash taxes of $8.7 million, $16 million and $3.7 million. Included in the Consolidated Balance Sheet at December 31, 2016 and 2015 are income tax receivables of $1.7 million and $2.0 million and income taxes payable of $31.3 million and $0.0 million.

The tax effects of significant temporary differences creating deferred tax (assets) and liabilities at December 31 were as follows:

	December 31,
Dollar amounts in millions	2016	2015
Property, plant and equipment	$164.2	$165.2
Timber and timberlands	11.6	12.0
Inventories	(6.9)	(7.7)
Accrued liabilities	(83.9)	(79.7)
Benefit of capital loss and NOL carryovers	(83.4)	(137.3)
Benefit of tax credit carryovers	(3.7)	(21.0)
Installment sale gain deferral	8.0	128.5
Market value write down of ARS	(8.8)	(8.8)
Other	(11.6)	(12.6)
Valuation allowance	37.9	56.1
Net deferred tax liabilities	$23.4	$94.7
Balance sheet classification
Long-term deferred tax asset	(4.3)	(4.8)
Long-term deferred tax liability	27.7	99.5
	$23.4	$94.7
The benefit relating to capital loss, net operating loss (NOL) and credit carryovers included in the above table at December 31, 2016 consists of:

Dollar amounts in millions	Expiration Beginning in	Benefit Amount	Valuation Allowance
State NOL carryovers	2017	22.8	(8.4)
State capital loss carryover	2017	0.1	(0.1)
State credit carryovers	2017	0.7	(0.5)
Canadian NOL carryovers	2029	52.9	(12.5)
Canadian capital loss carryovers	Indefinitely	7.1	(7.1)
Canadian credit carryovers	2017	3.0	(3.0)
Brazilian NOL carryovers	Indefinitely	0.5	(0.5)
		$87.1	$(32.1)
LP periodically reviews the need for valuation allowances against deferred tax assets and recognizes these deferred tax assets to the extent that their realization is more likely than not. As part of our review, we consider all positive and negative evidence, including earnings history, the future reversal of deferred tax liabilities, and the relevant expirations of carryforwards. LP believes that the valuation allowances provided are appropriate. If future years’ earnings differ from the estimates used to establish these valuation allowances or other objective positive or negative evidence arises, LP may be required to record an adjustment resulting in an impact on tax expense (benefit) for that period.
At December 31, 2015, as a result of certain realization requirements of ASC 718 Compensation -- Stock Compensation, the table of deferred tax assets and liabilities shown above does not include $16.9 million of deferred tax assets that arose directly from tax deductions related to amounts of equity compensation that are greater than the compensation recognized for financial reporting. As of January 1, 2016, LP adopted ASU No. 2016-09, "Improvements to Employee Share-based Payment Accounting" and the aforementioned amount was recorded to retained earnings as an adjustment to beginning balance based upon the adoption of the new standard.
U.S. taxes have not been provided on approximately $75.9 million of undistributed earnings of LP’s foreign subsidiaries, which under existing law are not subject to U.S. tax until distributed as dividends. These earnings have been, and are intended to be, indefinitely reinvested in LP’s foreign operations. Determination of the amount of any unrecognized income tax liability on this temporary difference is not practical because of the complexities of the hypothetical calculation. Furthermore, any taxes paid to the foreign governments on these earnings may be used, in whole or in part, as credits against the U.S. tax on any dividends distributed from such earnings.

The following table summarizes the differences between the statutory U.S. federal and effective income tax rates on continuing operations:

	Year ended December 31,
	2016	2015	2014
U.S. federal tax rate	35%	(35)%	(35)%
State and local income taxes	2	(2)	(2)
Effect of foreign tax rates	(5)	13	5
Effect of foreign exchange on functional currencies	2	(8)	(6)
Tax credits	(12)	—	—
Capital gain - timber	(15)	—	—
Stock-based compensation	(2)	—	—
Domestic manufacturing deduction	(2)	—	—
Valuation allowance	(12)	31	10
Uncertain tax positions	21	(4)	1
Other, net	—	2	—
Effective tax rate (%)	12%	(3)%	(27)%
LP and its domestic subsidiaries are subject to U.S. federal income tax as well as income taxes of multiple state jurisdictions. Its foreign subsidiaries are subject to income tax in Canada, Chile, Peru and Brazil. In June 2015, LP finalized its settlement agreement with the U.S. Internal Revenue Service (IRS) regarding its examination of tax years 2007-2009. U.S. tax years are now closed through 2012, and no examinations are currently in progress.
LP remains subject to U.S. federal examinations of tax years 2013 to 2015 as well as state and local tax examination for the tax years 2007-2015. In 2016, Canada completed its examination of tax years 2012 and 2013; tax years 2014 and 2015 are subject to examination. Quebec provincial audits have been effectively settled through 2012. Chilean returns for the 2010 - 2013 tax years have been audited and various issues are currently being appealed in the Chilean courts. Brazilian returns for years 2009 to 2015 are subject to audit but no examinations are currently in progress.

In accordance with the accounting for uncertain tax positions, the following is a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of the years presented:

	December 31,
Dollar amounts in millions	2016	2015	2014
Beginning balance	$4.1	$42.2	$48.9
Increases:
Tax positions taken in current year	26.9	—	0.1
Tax positions taken in prior years	10.4	0.9	1.3
Decreases:
Tax positions taken in current year	—	—	—
Tax positions taken in prior years	—	(0.5)	(8.1)
Settlements during the year	—	(34.7)	—
Lapse of statute in current year	(1.6)	(3.8)	—
Ending balance	$39.8	$4.1	$42.2
Included in the above balances at December 31, 2016 and 2015 is $39.8 million and $3.7 million of tax benefits that, if recognized, would affect LP’s effective tax rate. LP accrued interest of $3.0 million and paid interest of $0.0 million during 2016 and accrued interest of $0.2 million and paid interest of $4.8 million during 2015. In total, LP has recognized a liability of $3.0 million and $0.1 million for accrued interest related to its uncertain tax positions as of December 31, 2016 and 2015. The $34.7 million settlement amount in the above table is the result of LP's 2015 agreement with the Internal Revenue Service regarding their examination of tax years 2007-2009.

11.	NON-OPERATING INCOME (EXPENSE)
Included in LP’s Consolidated Statements of Income is non-operating expense of $39.1 million, $32.1 million and $27.4 million for the years ended December 31, 2016, 2015 and 2014. This income (expense) is comprised of the following components:

	Year ended December 31,
Dollar amounts in millions	2016	2015	2014
Interest expense	$(32.9)	$(32.0)	$(29.9)
Amortization of debt charges	(1.1)	(1.1)	(1.2)
Capitalized interest	1.9	1.9	1.3
Interest expense, net of capitalized interest	(32.1)	(31.2)	(29.8)
Investment income	8.0	4.9	5.5
SERP market adjustments	0.2	(0.5)	—
Investment income	8.2	4.4	5.5
Foreign currency losses	2.1	(5.3)	(3.1)
Early debt extinguishment	(17.3)	—	—
Other non-operating income (expense)	(15.2)	(5.3)	(3.1)
Total non-operating income (expense)	$(39.1)	$(32.1)	$(27.4)

12.	LONG-TERM DEBT

	December 31,
Dollar amounts in millions	2016				2015
	Interest Rate	Principal	Unamortized Debt Costs	Total	Principal	Unamortized Debt Costs	Total
Debentures:
Senior unsecured notes, maturing 2024, interest rates fixed	4.875%	$350.0	$(5.0)	$345.0	$—	$—	$—
Senior unsecured notes, maturing 2020 (redeemed 2016), interest rates fixed	7.5%	—	—	—	350.0	(3.7)	346.3
Bank credit facilities:
Chilean term credit facility, maturing 2019, interest rates fixed	UF+3.9%	7.0	(0.3)	6.7	12.8	—	12.8
Brazilian export financing facility, maturing 2017, interest rates fixed	6.65%	2.0	—	2.0	4.0	—	4.0
Limited recourse notes payable:
Senior notes, payable 2018, interest rates fixed	7.3%	22.0	—	22.0	22.0	—	22.0
Other financing:
Non-recourse notes payable 2018, (repaid 2016) interest rates variable		—	—	—	368.7	(0.2)	368.5
Other		1.3		1.3	0.3		0.3
Total		382.3	(5.3)	377.0	757.8	(3.9)	753.9
Less: current portion		(2.6)		(2.6)	(2.1)		(2.1)
Net long-term portion		$379.7	$(5.3)	$374.4	$755.7	$(3.9)	$751.8

Deferred debt costs are amortized over the life of the related debt using a straight line basis which approximates the effective interest method. These costs are a direct deduction from the carrying amount related to the debt liability. If the debt is retired early, the related unamortized deferred financing costs are written off in the period the debt is retired to other non-operating income (expense). During 2016, $3.0 million of deferred debt costs were written off in association with early debt extinguishment. LP amortized deferred debt costs of $1.1 million, $1.1 million and $1.2 million for the years ended December 31, 2016, 2015 and 2014. Included in these amortized amounts are deferred debt costs associated with our current line of credit, which is recorded as an "Other Asset" LP's Consolidated Balance Sheet.

LP believes the carrying amounts of its variable rate long-term debt approximates fair market value. LP estimated the limited recourse notes payable to have a fair value of approximately $23.4 million and $23.1 million at December 31, 2016 and 2015. LP estimated the Senior Notes due in 2024 to have a fair value of $344.3 million at December 31, 2016 and its Senior Notes due in 2020 to have a fair value of $366.2 million at December 31, 2015 based upon market quotations. LP believes the carrying amounts of the Chilean term credit facility as well as the Brazil export facility approximates fair market value based upon current interest rates with similar remaining maturities.
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
LP issued $368.7 million of non-recourse notes in 2003 in a private placement to unrelated third parties. The notes were originally scheduled to mature in 2018. The notes were supported by a bank letter of credit. LP’s reimbursement obligations under the letter of credit were secured by $410.0 million in notes receivable from assets sales. In August 2016, LP gave a binding notice to the note holder that LP would pay the notes, $368.7 million, plus accrued interest upon receipt of the proceeds for the notes receivable. LP received the proceeds of the notes receivable and subsequently paid the non-recourse notes in full in November 2016.

In December 2013, LP entered into a credit agreement with various lenders and American AgCredit, PCA, as administrative agent and CoBank, ACB, as letter of credit issuer. The credit agreement provides for a $200 million revolving credit facility, with a $60 million sublimit for letters of credit. The credit facility terminates and all loans made under the credit agreement become due in December 2018. As of December 31, 2016 and 2015, no revolving borrowings had been made or were outstanding under the credit facility.

Certain of LP’s existing and future wholly owned domestic subsidiaries guaranty LP’s obligations under the credit facility and, subject to certain limited exceptions, provide security through a lien on substantially all of the personal property of these subsidiaries.

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

The credit agreement contains various restrictive covenants and customary events of default. The credit agreement also contains financial covenants that require the Company and its consolidated subsidiaries to have, as of the end of each quarter, (i) a capitalization ratio (i.e., funded debt to total capitalization) of no more than 40% and (ii) unrestricted cash and cash equivalents of at least $200 million thereafter, in each case calculated in the manner specified in the credit agreement. As of December 31, 2016, we were in compliance with all financial covenants under the credit agreement.
In December 2009, LP Chile entered into a term loan agreement with Banco de Credito e Inversiones for UF 943,543.7391 (equivalent to $39 million at the time of inception). The loan will be repaid in 16 semi-annual principal payments that began in June 2012 and end in December 2019. The loan bears interest at UF plus 3.90% per annum, and is partially secured by a first priority security interest in substantially all of the real property owned by LP Chile. The loan contains various restrictive covenants and requires the maintenance by LP Chile of a debt to equity ratio of less than or equal to 1. If LP Chile is late in making payments, it will also be required to maintain a ratio of net debt to earnings before interest, taxes, depreciation and amortization (EBITDA) of less than or equal to 2.5 and a ratio of EBITDA to financial costs of at least 3. The loan agreement also contains customary events of default, the occurrence of which could result in acceleration of LP’s obligations to repay the indebtedness outstanding. Any increases or decreases in the loan balance shown are related to the change in the underlying foreign currency exchange rates, the UF or principal payments. LP made an optional prepayment of $6.8 million during 2016. The impact of foreign currency exchange rates in 2016 was $1.0 million which included a UF change of $0.3 million.
In August 2011, LP entered into an export financing loan agreement with a Brazilian bank. This loan is to be repaid in 10 equal semi-annual payments that began in January 2013 and end in July 2017. During 2016, LP made principal payments of $2.0 million.

In May 2012, LP issued $350.0 million aggregate principal of 7.5% Senior Notes due 2020. In September 2016, LP announced the commencement of a cash tender offer for any and all of its outstanding of 7.5% Senior Notes due 2020 for a purchase price of $1,041.75 for each $1,000 principal amount of 2020 Notes. LP purchased $262.4 million aggregate principal amount (or approximately 75%) of the 2020 Notes in September 2016. The remaining $87.6 million plus accrued interest were redeemed in October 2016. LP recorded a loss on early debt extinguishment of $17.4 million, which included $2.9 million associated with the unamortized financing costs associated with these 2020 notes.

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

The weighted average interest rate for all long-term debt at December 31, 2016 and 2015 was approximately 5.1%  and 4.0% . Required repayment of principal for long-term debt is as follows:

Dollar amounts in millions
Years ending December 31,
2017	$2.6
2018	24.9
2019	4.8
2020	—
2021	—
2022 and after	350.0
Total	$382.3
Cash paid during 2016, 2015 and 2014 for interest (net of capitalized interest) was $27.2 million, $36.9 million and $30.8 million.

13.	RETIREMENT PLANS AND POSTRETIREMENT BENEFITS
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
Benefit accruals under our most significant plans, which account for approximately 78% of the assets and 84% of the benefit obligations in the tables below, had been credited at the rate of 4% of eligible compensation with an interest credit based upon the 30-year U.S. Treasury rate. The Company discontinued providing contribution credits effective January 1, 2010 to these plans. The remaining defined benefit pension plans in Canada use a variety of benefit formulas.
LP also maintains a Supplemental Executive Retirement Plan (SERP), an unfunded, non-qualified defined benefit plan intended to provide supplemental retirement benefits to certain executives. Benefits are generally based on compensation in the years immediately preceding normal retirement. During the year ended December 31, 2015, LP recorded a plan settlement charge of $0.8 million associated with the retirement of two of LP's executives during 2015.

The components of LP’s net periodic pension costs and the assumptions related to those costs consisted of the following:

	Year ended December 31,
Dollar amounts in millions	2016	2015	2014
Service cost	$4.3	$3.8	$3.5
Interest cost	13.1	13.1	14.1
Expected return on plan assets	(13.1)	(15.0)	(16.9)
Amortization of prior service cost and net transition asset	0.5	0.5	—
Amortization of net actuarial loss	5.4	6.8	5.5
Net periodic pension cost	$10.2	$9.2	$6.2
Loss (gain) due to settlement	$—	$0.8	$—

Discount rate	4.1%	3.8%	4.6%
Weighted rate of compensation increase	0.7%	0.7%	0.8%
Weighted expected return on plan assets	5.4%	6.0%	6.7%
Other changes in plan assets and benefit obligations recognized in other comprehensive income (OCI):

	Year ended December 31,
Dollar amounts in millions	2016	2015	2014
Net actuarial (gain) loss	$4.8	$0.8	$44.2
Amortization of net actuarial loss	(5.4)	(7.6)	(5.5)
Amortization of prior service cost	(0.5)	(0.5)	9.4
Foreign exchange rate changes	—	(0.1)	—
Total recognized in OCI	$(1.1)	$(7.4)	$48.1

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

The projected benefit obligation is the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated salary increases. The benefit plan obligation, funded status and the assumptions related to the obligations as of the measurement date for each year presented as of December 31 follow:

	December 31,
Dollar amounts in millions	2016	2015
Change in benefit obligation:
Beginning of year balance	$330.8	$364.1
Service cost	4.3	3.8
Interest cost	13.1	13.1
Actuarial (gain)/loss	3.5	(19.4)
Foreign exchange rate changes	1.6	(9.7)
Benefits paid	(21.4)	(21.1)
End of year balance	$331.9	$330.8
Change in assets (fair value):
Beginning of year balance	$237.4	$268.0
Actual return on plan assets	11.8	(5.2)
Employer contribution	10.5	4.9
Foreign exchange rate changes	1.6	(9.2)
Benefits paid	(21.4)	(21.1)
End of year balance	$239.9	$237.4
Funded status	$(92.0)	$(93.4)
Weighted average assumptions for obligations as of measurement date
Discount rate for obligations	3.9%	3.8%
Rate of compensation increase	0.7%	0.6%
The amounts recognized in LP’s Consolidated Balance Sheets as of December 31 consist of the following:

Dollar amounts in millions	2016	2015
Noncurrent pension assets, included in “Other assets”	$0.9	$0.5
Current pension liabilities, included in “Accounts payable and accrued liabilities”	(0.2)	(3.7)
Noncurrent pension liabilities, included in “Other long-term liabilities”	(92.7)	(90.2)
Total	$(92.0)	$(93.4)
Amounts recognized in other comprehensive income—pre-tax
Net actuarial loss	$140.6	$140.8
Prior service cost	8.4	9.0
Total	$149.0	$149.8
The total accumulated benefit obligation for all pension plans as of December 31, 2016 and 2015 was $326.8 million and $328.2 million.
The accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $284.0 million and $194.2 million at December 31, 2016 and $316.6 million and $194.6 million at December 31, 2015. The projected benefit obligations and fair value of plan assets of plans with projected benefit obligations in excess of plan assets were $287.1 million and $194.2 million at December 31, 2016 and $319.6 million and $194.6 million at December 31, 2015.

The amounts of accumulated other comprehensive income that is expected to be amortized as expense during 2017 is:

Dollar amounts in millions
Net actuarial loss	$6.0
Prior service cost	0.5
Total	$6.5
The benefits expected to be paid from the benefit plans, which reflect expected future service, are as follows:

Dollar amounts in millions
Year
2017	19.7
2018	29.8
2019	19.4
2020	20.5
2021	20.4
2022– 2026	103.7
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
Asset allocation targets are established based upon the long-term returns and volatility characteristics of the investment classes and recognize the benefits of diversification and the profits of the plans’ liabilities. The actual and target allocations at the measurement dates are as follows:

	Target Allocation 2016	Actual Allocation
		2016	2015
Asset category
US Plans
Equity securities	40%	40%	38%
Debt securities	20%	20%	17%
Multi-Strategy Funds	40%	40%	45%
Other, including cash and cash equivalents	—%	—%	—%
Total Allocation for US Plans	100%	100%	100%

Non-US Plans
Equity securities	27%	29%	28%
Debt securities	71%	70%	71%
Other, including cash and cash equivalents	2%	1%	1%
Total Allocation for Non-US Plans	100%	100%	100%
LP’s investment policies for the defined benefit pension plans provide target asset allocations by broad categories of investment and ranges of acceptable allocations. These policies are set by an administrative committee with the goal of maximizing long-term investment returns within acceptable levels of volatility and risk. LP’s U.S. plans include hedge funds and real return investment strategies to increase returns and reduce volatility. LP’s plans do not currently invest directly in derivative securities, although such investments may be considered in the future to increase returns and/or reduce volatility. To the extent the expected return on plan assets varies from the actual return, an actuarial gain or loss results.

The fair value of LP’s pension plan assets at December 31, 2016 and December 31, 2015, fair value asset categories and the level of inputs as defined in Note 3 are as follows:

Dollar amounts in millions Asset Category	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity investment funds:(a)
Domestic stock funds	$51.3	$38.0	$13.3	$—
International stock funds	38.5	13.5	25.0	—
Fixed income investment funds:(b)
Domestic bond funds	36.8	36.8	—	—
International bond funds	36.0	—	36.0	—
Multi-strategy funds(c)	75.1	62.9	—	12.2
Cash & cash equivalents	2.2	—	2.2	—
Total	$239.9	$151.2	$76.5	$12.2
  _______________

(a)	Equity investments include investments in funds that are primarily invested in large capitalization U.S. and international equity securities and a mutual fund.

(b)	Fixed income investments include investments in funds that are primarily invested in a diversified portfolio of investment grade U.S. and international debt securities.

(c)	The multi-strategy funds invest in various hedge funds that employ a fund of funds strategy.

Dollar amounts in millions Asset Category	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity investment funds:(a)
Domestic stock funds	$50.7	$39.0	$11.7	$—
International stock funds	34.0	11.7	22.3	—
Fixed income investment funds:(b)
Domestic bond funds	32.1	32.1	—	—
International bond funds	34.5	—	34.5	—
Multi-strategy funds(c)	84.2	70.9	—	13.3
Cash & cash equivalents	1.9	—	1.9	—
Total	$237.4	$153.7	$70.4	$13.3
 _______________

(a)	Equity investments include investments in funds that are primarily invested in large capitalization U.S. and international equity securities and a mutual fund.

(b)	Fixed income investments include investments in funds that are primarily invested in a diversified portfolio of investment grade U.S. and international debt securities.

(c)	The multi-strategy funds invest in various hedge funds that employ a fund of funds strategy.

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

The following table summarizes assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period.

Dollar amounts in millions	Multi-Strategy Funds
Balance at January 1, 2015	$26.1
Total unrealized gains (losses)	—
Contribution (redemption)	(13.0)
Management fees	0.2
Balance at December 31, 2015	$13.3
Total unrealized gains (losses)	$0.3
Contribution (redemption)	(1.5)
Management fees	0.1
Balance at December 31, 2016	$12.2
Defined Contribution Plans
LP also sponsors defined contribution plans in the U.S. and Canada. In the U.S., these plans are primarily 401(k) plans for hourly and salaried employees that allow for pre-tax employee deferrals and a company match of up to 5.0% of an employee’s eligible wages (subject to certain limits). Under the profit sharing feature of these plans, LP may elect to contribute a discretionary amount as a percentage of eligible wages. Included in the assets of the 401(k) and profit sharing plans are 1.9 million shares of LP common stock that represented approximately 10.0% of the total market value of plan assets at December 31, 2016.
In Canada, LP sponsors both defined contribution plans and Registered Retirement Savings Plans for hourly and salaried employees that allow for pre-tax employee deferrals. LP provides a base contribution of 2.5% of eligible earnings and matches 50% of an employee’s deferrals up to a maximum of 3% of each employee’s eligible earnings (subject to certain limits).
Expenses related to defined contribution plans and the multiemployer plan in 2016, 2015 and 2014 were $8.7 million, $8.0 million and $5.6 million.
Other Benefit Plans
LP has several plans that provide postretirement benefits other than pensions, primarily for salaried employees in the U.S. and certain groups of Canadian employees. The funded status at December 31, 2016 and 2015 was $7.8 million and $7.5 million. Net expense related to these plans was not significant in 2016 or 2015.
Effective August 16, 2004, LP adopted the Louisiana-Pacific Corporation 2004 Executive Deferred Compensation Plan (the Plan). Pursuant to the Plan, certain management employees are eligible to defer up to 90% of their regular salary and annual cash incentives that exceed the limitation as set forth by the I.R.S. Each plan participant is fully vested in all employee deferred compensation and earnings credited associated with employee contributions. Employer contributions and associated earnings vest over periods not exceeding five years. The liability under this plan amounted to $1.8 million and $2.0 million at December 31, 2016 and December 31, 2015 and is included in “Other long-term liabilities” on LP’s Consolidated Balance Sheets.

14.    STOCKHOLDERS' EQUITY
Preferred Stock
The Company is authorized to issue up to 15,000,000 shares of preferred stock at $1.00 par value. At December 31, 2016, no shares of preferred stock have been issued; however, 2,000,000 shares of Series A Junior Participating Preferred Stock have been reserved for issuance in connection with the Company’s Shareholder Rights Plan. Additional series of preferred stock may be designated and the related rights and preferences fixed by action of the Board of Directors.
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
Common Stock Plan
LP has a stock-based compensation plan under which stock option, SSARs, incentive shares, restricted stock and performance shares awards are granted. At December 31, 2016, 3.3 million shares were available under the current plan for these awards.

	Year ended December 31,
Dollar amounts in millions	2016	2015	2014
Total stock-based compensation expense (costs of sales and general and administrative)	$13.0	$9.3	$9.4
Income tax benefit related to stock-based compensation	$3.4
Impact on cash flow due to taxes paid related to net share settlement of equity awards	$9.2	$6.1	$1.5

LP recognizes these compensation costs, net of an estimated forfeiture rate and recognizes the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the vesting term of three years. LP estimated the forfeiture rate for 2016, 2015 and 2014 based on its historical experience during the preceding three years.
Stock-Settled Stock Appreciation Rights
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

	2016	2015	2014
Expected stock price volatility	45%	54%	57%
Expected dividend yield	—%	—%	—%
Risk-free interest rate	1.4%	1.5%	1.5%
Expected life of options (in years)	6.0 years	6.0 years	5.0 years
Weighted average fair value of options and SSARs granted	$6.99	$8.80	$9.03
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

The following table summarizes stock options and SSARs outstanding as of December 31, 2016 as well as activity during the three year period then ended.

Share amounts in thousands	Options/ SSARs	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2014	6,937	$14.26
Granted	494	$18.09
Exercised	(43)	$9.92
Canceled	(384)	$21.14
Outstanding at December 31, 2014	7,004	$14.19
Granted	378	$17.04
Exercised	(1,334)	$10.76
Canceled	(309)	$25.83
Outstanding at December 31, 2015	5,739	$14.54
Granted	509	$15.74
Exercised	(1,593)	$7.84
Canceled	(426)	$28.18
Outstanding at December 31, 2016	4,229	$15.84	4.3	$17.4
Vested and expected to vest at December 31, 2016(1)	4,181	$15.84	4.3	$17.3
Exercisable at December 31, 2016	3,352	$15.68	3.3	$15.3
 _______________

(1)	Expected to vest based upon historical forfeiture rate

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between LP’s closing stock price on the last trading day of 2016 and the exercise price, multiplied by the number of in-the-money options and SSARs) that would have been received by the holders had all holders exercised their awards on December 31, 2016. This amount changes based on the market value of LP’s stock as reported by the New York Stock Exchange.
As of December 31, 2016, there was $2.5 million of total unrecognized compensation costs related to stock options and SSARs. These costs are expected to be recognized over a weighted-average period of 0.93 years. LP recognized $4.6 million, $3.6 million and 3.8 million in compensation expense associated with these awards for the years ended December 31, 2016, 2015 and 2014.
Incentive Share Awards
LP has granted incentive share stock awards (restricted stock units) to certain key employees and directors. The awards entitle the participant to receive a specified number of shares of LP common stock at no cost to the participant. Awards granted under this plan to employees vest three years from the date of grant and to directors over one year. The market value of these grants approximates the fair value. The fair value of the restricted units on the date of the grant is amortized ratably over the service period which is generally three years. LP recorded compensation expense related to these awards in 2016, 2015 and 2014 of $4.7 million, $3.5 million and $3.0 million. As of December 31, 2016, there was $4.0 million of total unrecognized compensation cost related to unvested incentive share awards. This expense will be recognized over a weighted-average period of 1.0 years.

The following table summarizes incentive share awards outstanding as of December 31, 2016 as well as activity during the three-year period then ended.

	Shares	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2014	752,595
Granted	123,982
Vested	(253,834)
Canceled	(29,130)
Outstanding at December 31, 2014	593,613
Granted	252,629
Vested	(285,495)
Canceled	(24,765)
Outstanding at December 31, 2015	535,982
Granted	297,173
Vested	(147,676)
Canceled	(9,212)
Outstanding at December 31, 2016	676,267	1.1	$12.8
Restricted Stock
LP grants restricted stock to certain senior executive employees. The shares vest three years from the date of grant. During the vesting period, the participants have voting rights and receive dividends, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. Additionally, granted but unvested shares are forfeited upon termination of employment. The fair value of the restricted shares on the date of the grant is amortized ratably over the service period which is generally three years. As of December 31, 2016, there was $1.9 million of total unrecognized compensation costs related to restricted stock. This expense will be recognized over the next 1.2 years.

The following table summarizes restricted stock awards outstanding as of December 31, 2016 as well as activity during the three year period then ended.

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2014	512,085	$11.48
Granted	122,649	17.93
Restrictions lapsing	(170,567)	9.54
Canceled	(11,021)	12.35
Outstanding at December 31, 2014	453,146	13.93
Granted	69,744	17.04
Restrictions lapsing	(225,645)	8.71
Canceled	(14,544)	19.29
Outstanding at December 31, 2015	282,701	18.59
Granted	160,441	15.74
Restrictions lapsing	(97,605)	20.49
Canceled	—	—
Outstanding at December 31, 2016	345,537	$16.73
LP recorded compensation expense related to these awards in 2016, 2015 and 2014 of $2.4 million, $1.7 million, and $2.1 million.
Performance Share Awards

In 2016, LP awarded performance shares to certain senior key employees. These performance shares are earned based upon LP attaining specified revenue growth rates associated with LP's SmartSide products to overall revenue growth as compared to the prior year. The performance period is measured over 2016 with a subsequent two year vesting period. During 2016, the Company issued 90,444 performance units at an average grant date fair value of $20.45 per share. The aggregate value of these shares were $1.8 million. LP recorded compensation expense related to these awards in 2016 of $1.0 million.
Phantom Stock
During 2012, LP made annual grants of phantom stock units to its directors. These awards are considered liability awards. The director does not receive rights of a shareholder, nor is any stock transferred. The units will be paid in cash at the end of the five-year vesting period. The value of one unit is based on the market value of one share of common stock on the vesting date. The cost of the grants is recognized over the vesting period and is included in stock-based compensation expense. As of December 31, 2016, phantom stock units covering 31,388 shares were outstanding under this program. Based upon the closing stock price at December 31, 2016, these shares equate to a cash payment of $0.6 million.

15.    ASSET RETIREMENT OBLIGATIONS
The activity in LP’s asset retirement obligation liability for 2016 and 2015 is summarized in the following table. These are included in “Other long-term liabilities” in the Consolidated Balance Sheets. LP's asset retirement obligation reflects the estimated present value of its obligations for capping, closure and post closure costs with respect to landfills we own or operate and other on-going environmental monitoring costs.

Dollar amounts in millions	Year ended December 31,
	2016	2015
Beginning balance	$10.0	$8.6
Accretion expense	0.8	0.7
Adjusted to expense during the year	(0.3)	—
Adjusted to expense through other operating credits and charges, net	—	1.4
Payments made	(0.4)	(0.3)
Translation	0.1	(0.4)
Ending balance	$10.2	$10.0

During 2015, LP increased its asset retirement obligations by $1.4 million associated with a site that LP previously operated based upon a revised estimate of the required future monitoring costs.

16.    OTHER OPERATING CREDITS AND CHARGES, NET
The major components of “Other operating credits and charges, net” in the Consolidated Statements of Income for the years ended December 31 are reflected in the table below and described in the paragraphs following the table:

Dollar amounts in millions	Year ended December 31,
	2016	2015	2014
Insurance recovery	$—	$—	$0.5
Contingent consideration fair value adjustment	—	0.2	3.2
Addition to workers' compensation reserves	—	—	(0.4)
Adjustments to retirement accounts	—	(0.8)	—
Gain due to forfeiture of deposit	—	—	1.0
Loss related to intangible forest license	—	(11.6)	—
Loss due to marketing settlement	—	(1.0)	—
Adjustment to product related warranty reserves	(16.9)	1.4	(11.3)
Additions to environmental related contingency reserves and asset retirement obligations	—	(4.6)	(0.5)
Other	(0.5)	0.1	—
	$(17.4)	$(16.3)	$(7.5)
Other operating charges and credits associated with unconsolidated affiliates:
Valuation allowance associated with deferred taxes	—	0.7	1.0
	$—	$0.7	$1.0
2016
During 2016, LP recorded a $17.4 million loss in "Other operating credits and charges, net". The components of the net charges include:

•
a loss of $16.9 million related to an increase in product related warranty reserves and a related adjustment of $0.5 million to value added taxes associated with CanExel products sold in specific geographic locations and for a specific time period.

2015
During 2015, LP recorded a $16.3 million loss in "Other operating credits and charges, net". The components of the net charges include:

•
a gain of $0.2 million related to fair market value adjustments to the contingent consideration payable in connection with a business combination (see Note 3 for additional discussions on fair value measurements);

•	a loss of $0.8 million related to a pension settlement (see Note 14 for additional discussion);

•	a write-off of $11.6 million related to the cancellation of an intangible forest license by the Ministry of Forestry in Quebec associated with an indefinitely curtailed OSB mill;

•	a loss of $1.0 million due to a marketing settlement with a customer;

•	a gain of $1.4 million related to an decrease in product related warranty reserves associated with SmartSide siding products due to reduced claims activity; and

•
a loss of $4.6 million related to an increase in environmental reserves and related asset retirement obligations associated with a site where LP previously operated a vinyl siding manufacturing facility.

Additionally, other operating charges and credits reflected in Equity in (income) loss from unconsolidated affiliates includes a gain of $0.7 million associated with the reduction of a valuation allowance on the joint venture's books associated with deferred tax assets.
2014
During 2014, LP recorded a $7.5 million loss in "Other operating credits and charges, net". The components of the net charges include:

•	a gain of $0.5 million related to to proceeds received from an insurance claim;

•
a gain of $3.2 million in relation to the fair market value adjustment of the contingent consideration payable in connection with a business combination. (see Note 3for additional discussions on fair value measurements);

•	a loss of $0.4 million associated with a workers' compensation reserve adjustment at an OSB mill;

•	a gain of $1.0 million due to the forfeiture of a deposited posted with LP in relation to assets held for sale;

•	a loss of $11.3 million related to an increase in product related warranty reserves associated with CanExel products sold in specific geographic locations and for a specific time period; and

•	a loss of $0.5 million related to an increase in environmental reserves associated with a previously owned plywood mill.

Additionally, other operating charges and credits reflected in Equity in (income) loss from unconsolidated affiliates includes a gain of $1.0 million associated with a reduction of a valuation allowance on the joint venture's books associated with deferred tax assets.

17.    GAIN (LOSS) ON SALE OR IMPAIRMENT OF LONG-LIVED ASSETS
The major components of “Gain (Loss) on sale or impairment of long-lived assets” in the Consolidated Statements of Income for the years ended December 31 are reflected in the table below and are described in the paragraphs following the table:

Dollar amounts in millions	Year ended December 31,
	2016	2015	2014
Impairment charges on long-lived assets	$(0.8)	$(1.5)	$—
Gain (loss) on sale or other disposition of other long-lived assets	9.2	(0.6)	3.1
	$8.4	$(2.1)	$3.1

2016
During 2016, LP recorded a net gain on sale of long-lived assets of $8.4 million. This net gain includes the following items:

•	a loss of $0.8 million related to the impairment on certain manufacturing assets associated with various OSB mills;

•	a gain of $10.6 million related to the exchange of an idled OSB mill; and

•	a loss of $1.4 million related to the disposal of various assets no longer used.
2015
During 2015, LP recorded a net loss on sale of long-lived assets of $2.1 million. This net loss includes the following items:

•	a loss of $1.2 million related to the impairment on certain manufacturing assets associated with various OSB mills;

•	a loss of $0.3 million related to the write-off of certain logging roads associated to the Chambord timber license (see Note 16 for further discussion); and

•	a loss of $0.6 million related to the disposal of various assets no longer used.

2014
During 2014, LP recorded a net gain on sale of long-lived assets of $3.1 million. This net gain includes the following items:

•	a gain of $3.7 million related to the sale of the Athens Georgia facility; and

•	a loss of $0.6 million associated with the retirement of environmental equipment.

18.    CONTINGENCIES
LP maintains reserves for various contingent liabilities as follows:

	December 31,
Dollar amounts in millions	2016	2015
Environmental reserves	$15.9	$16.6
Other reserves	0.2	0.2
Total contingencies	16.1	16.8
Current portion	(3.4)	(1.3)
Long-term portion	$12.7	$15.5
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
In those instances in which LP’s estimated exposure reflects actual or anticipated cost-sharing arrangements with third parties, LP does not believe that it will be exposed to additional material liability as a result of non-performance by such third parties. There are three forms of cost-sharing arrangements under which costs are apportioned to others and are therefore not reflected in LP’s environmental reserves. The amounts involved, the number of sites and a description of each are as follows:

•	Approximately $2.0 million of costs, relating to two sites, pursuant to formal cost-sharing arrangements between LP and one or more third parties.

•
Approximately $2.0 million of costs, related to two transactions each covering multiple sites, pursuant to agreements contained in purchase and sale documents where LP has sold an asset to a third party and that third party has assumed responsibility for all or a portion of any remediation costs required for the sold asset.

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

The activity in LP’s reserve for estimated environmental loss contingency reserves for the last three years is summarized in the following table.

	Year ended December 31,
Dollar amounts in millions	2016	2015	2014
Beginning balance	$16.6	$13.6	$14.9
Adjusted to expense (income) during the year	0.7	0.5	1.3
Adjusted to expense (income) through other operating credits and charges, net	—	3.2	0.5
Payments made	(1.4)	(0.7)	(3.1)
Ending balance	$15.9	$16.6	$13.6
During 2016, 2015 and 2014, LP adjusted its reserves at a number of sites to reflect current estimates of remediation costs and environmental settlements. During 2015, $3.2 million was adjusted through other operating credits and charges related to an increase in environmental reserves for a site that LP previously operated a vinyl siding operation based upon a revised estimate of the environmental remediation required.
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
At December 31, 2016, future minimum annual rent commitments are as follows:

Dollar amounts in millions
Year ended December 31,
2017	$2.6
2018	2.5
2019	2.0
2020	1.9
2021	1.9
2022 and thereafter	1.1
Total	$12.0

Rental expense for operating leases amounted to $11.0 million, $10.5 million and $9.1 million in 2016, 2015 and 2014.

20.    PRODUCT WARRANTIES
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

•
In connection with the mill exchange by LP Canada of its non-operating OSB mill in Chambord, Quebec to Norbord in November 2016, LP provided an indemnity for liabilities arising out of pre-closing operations. These indemnities are capped at C$5.0 million in aggregate.

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

	Year ended December 31,
Dollar amounts in millions	2016	2015	2014
Beginning balance	$21.0	$31.4	$29.3
Accrued to expense during the year	0.8	0.7	0.6
Accrued/ (credited) to other operating credits and charges	16.9	(1.4)	11.3
Accrued to discontinued operations	0.5	2.5	3.0
Foreign currency translation	(0.2)	(0.5)	(1.2)
Payments made	(14.9)	(11.7)	(11.6)
Total warranty reserves	24.1	21.0	31.4
Current portion of warranty reserves	(9.0)	(6.0)	(12.0)
Long term portion of warranty reserves	$15.1	$15.0	$19.4
The current portion of the warranty reserve is included in “Accounts payable and accrued liabilities” and the long-term portion is included in “Other long-term liabilities” on the Consolidated Balance Sheets.
During 2016, LP increased the warranty reserve associated with CanExel products sold in certain geographic areas and for a specific time period by $16.9 million. The changes to the reserve reflected revised estimates of future claims.
During 2015, LP decreased the warranty reserve associated with SmartSide products by $1.4 million based upon reduced claims activity.
During 2014, LP increased the warranty reserve associated with CanExel products sold in certain geographic areas by $11.3 million. The changes to the reserve reflected revised estimates of future claims.
LP increased the warranty reserves related to discontinued composite decking products by $0.5 million, $2.5 million, and $3.0 million for the years ended December 31, 2016, 2015 and 2014. The additional reserves reflect revised estimates of future claim payments based upon an increase in decking warranty claims related to a specific operation and specific time period.
LP believes that the warranty reserve balances at December 31, 2016 are adequate to cover future warranty payments. However, it is possible that additional charges may be required.

21.    DISCONTINUED OPERATIONS
Over the last several years, LP has adopted and implemented plans to sell selected businesses and assets in order to improve its operating results. For all periods presented, these operations include residual losses of mills divested in past years and associated warranty and other liabilities associated with these operations.

Dollar amounts in millions	2016	2015	2014
Operating loss	$(0.8)	$(3.2)	$(3.0)
Cash provided by (used in) operations from discontinued operations	(2.6)	(4.3)	(4.2)
Included in the operating losses of discontinued operations for the year ended December 31, 2016 is an increase in warranty reserves of $0.5 million associated with discontinued composite decking products. Included in cash provided by (used in) operating activities on LP's Consolidated Statements of Cash Flows for the year ended December 31, 2016 is $2.3 million of cash settlements of warranty obligations associated with discontinued operations.
Included in the operating losses of discontinued operations for the year ended December 31, 2015 is an increase in warranty reserves of $2.5 million associated with discontinued composite decking products. Included in cash provided by (used in) operating activities on LP's Consolidated Statements of Cash Flows for the year ended

December 31, 2015 is $3.6 million of cash settlements of warranty obligations associated with discontinued operations.
Included in the operating losses of discontinued operations for the year ended December 31, 2014 is an increase in warranty reserves of $3.0 million associated with discontinued composite decking products. Included in cash provided by (used in) operating activities on LP's Consolidated Statements of Cash Flows for the year ended December 31, 2014 is $4.2 million of cash settlements of warranty obligations associated with discontinued operations.

22.    ACCUMULATED COMPREHENSIVE INCOME (LOSS)
Accumulated comprehensive loss consists of cumulative translation adjustments, unrealized gains (losses) on certain derivative instruments and pension and post retirement adjustments. Other comprehensive income activity, net of tax, is provided in the following table for the years ended December 31, 2016, 2015 and 2014.

		Pension adjustments
Dollar amounts in millions	Foreign currency translation adjustments	Actuarial losses	Prior service costs	Unrealized gain (loss) on investments	Other	Total
Balance at January 1, 2014	$(19.2)	$(64.4)	$(5.9)	$2.0	$(1.7)	$(89.2)
Other comprehensive income (loss) before reclassifications	(14.5)	(25.5)	—	0.9	0.5	(38.6)
Income taxes	—	—	—	(0.3)		(0.3)
Net other comprehensive income (loss) before reclassifications	(14.5)	(25.5)	—	0.6	0.5	(38.9)
Amounts reclassified from accumulated comprehensive income (loss)	—	(5.5)	—	—	—	(5.5)
Income taxes	—	2.3	—	—	—	2.3
Net amounts reclassified from cumulative other comprehensive income (loss)	—	(3.2)	—	—	—	(3.2)
Total other comprehensive income (loss)	(14.5)	(28.7)	—	0.6	0.5	(42.1)
Balance at December 31, 2014	(33.7)	(93.1)	(5.9)	2.6	(1.2)	(131.3)
Other comprehensive income (loss) before reclassifications	(21.4)	9.5	0.7	1.4	0.2	(9.6)
Income taxes	—	—	—	(0.7)	—	(0.7)
Net other comprehensive income (loss) before reclassifications	(21.4)	9.5	0.7	0.7	0.2	(10.3)
Amounts reclassified from accumulated comprehensive income (loss)	—	(6.8)	(0.5)	—	—	(7.3)
Income taxes		2.6	0.2	—	—	2.8
Net amounts reclassified from cumulative other comprehensive income (loss)	—	(4.2)	(0.3)	—	—	(4.5)
Total other comprehensive income (loss)	(21.4)	5.3	0.4	0.7	0.2	(14.8)
Balance at December 31, 2015	(55.1)	(87.8)	(5.5)	3.3	(1.0)	(146.1)
Other comprehensive income (loss) before reclassifications	8.8	(5.3)	—	(1.0)	0.4	2.9
Income taxes	—	1.9	—	0.4	(0.1)	2.2
Net other comprehensive income (loss) before reclassifications	8.8	(3.4)	—	(0.6)	0.3	5.1
Amounts reclassified from accumulated comprehensive income (loss)	—	5.5	0.5	—	—	6.0
Income taxes	—	(2.0)	(0.2)	—	—	(2.2)
Net amounts reclassified from cumulative other comprehensive income (loss)	—	3.5	0.3	—	—	3.8
Total other comprehensive income (loss)	8.8	0.1	0.3	(0.6)	0.3	8.9
Balance at December 31, 2016	$(46.3)	$(87.7)	$(5.2)	$2.7	$(0.7)	$(137.2)

(a) These accumulated other comprehensive income components are included in the computation of net periodic pension cost, see Note 14 for additional details. The net periodic pension cost is included in Cost of sales and Selling and administrative line items in the Consolidated Statements of Income.

Foreign currency translation adjustments exclude income tax expense (benefit) given that these adjustments arise out of the translation of assets into the reporting currency that is separate from the taxable income and is deemed to be reinvested for an indefinite period of time. The pension adjustments included an income tax provision of $0.3 million in 2016 and benefits of $3.9 million and $17.7 million in 2015 and 2014. The unrealized gain (loss) on investments included tax benefit of $0.4 million in 2016 and provisions of $0.7 million and $0.3 million in 2015 and 2014.
23.    SEGMENT INFORMATION
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

Information about LP’s product segments is as follows:

	Year ended December 31,
Dollar amounts in millions	2016	2015	2014
SALES BY BUSINESS SEGMENT
OSB	$1,027.7	$807.5	$855.2
Siding	752.3	636.4	617.3
Engineered Wood Products	296.9	286.1	281.0
South America	136.9	134.9	150.4
Other products	26.9	29.0	32.8
Intersegment Sales	(7.3)	(1.4)	(1.9)
Total sales	$2,233.4	$1,892.5	$1,934.8
PROFIT (LOSS) BY BUSINESS SEGMENT
OSB	$186.2	$(46.3)	$(52.6)
Siding	126.1	93.2	79.8
Engineered Wood Products	(5.8)	(7.3)	(14.0)
South America	17.0	9.8	11.3
Other products	(1.6)	(2.8)	(3.5)
Other operating credits and charges, net	(17.4)	(16.3)	(7.5)
Gain (loss) on sales of and impairments of long-lived assets	8.4	(2.1)	3.1
General corporate and other expense, net	(103.7)	(84.8)	(89.8)
Interest expense, net of capitalized interest	(32.1)	(31.2)	(29.8)
Investment income	8.2	4.4	5.5
Other non-operating income (expense)	(15.2)	(5.3)	(3.1)
Income (loss) from continuing operations before taxes	170.1	(88.7)	(100.6)
Provision (benefit) for income taxes	19.8	(2.7)	(27.2)
Income (loss) from continuing operations	$150.3	$(86.0)	$(73.4)

	Year ended December 31,
	2016	2015	2014
DEPRECIATION AND AMORTIZATION
OSB	$58.6	$57.0	$56.1
Siding	27.4	19.7	17.4
Engineered Wood Products	12.7	12.6	13.7
South America	8.6	7.9	9.1
Other products	2.3	1.8	1.1
Non-segment related	3.2	2.9	3.3
Total depreciation and amortization	$112.8	$101.9	$100.7

CAPITAL EXPENDITURES
OSB	$49.3	$26.5	$26.3
Siding	49.9	75.7	33.0
Engineered Wood Products	5.3	4.1	5.3
South America	8.7	6.0	7.4
Other products	8.1	1.1	—
Non-segment related	3.5	0.4	8.1
Total capital expenditures	$124.8	$113.8	$80.1

Information concerning identifiable assets by segment is as follows:

Dollar amounts in millions	December 31,
	2016	2015
IDENTIFIABLE ASSETS
OSB	$555.0	$596.9
Siding	344.1	316.3
Engineered Wood Products	115.6	119.6
South America	85.5	92.7
Other products	75.9	40.4
Non-segment related	855.1	1,010.4
Total assets	$2,031.2	$2,176.3
Non-segment related assets include long-term notes receivable, cash and cash equivalents, short-term and long-term investments, corporate assets, assets held for sale and other items.
Information concerning LP’s geographic segments is as follows:

	Year ended December 31,
Dollar amounts in millions	2016	2015	2014
GEOGRAPHIC LOCATIONS
Total Sales—Point of origin
U.S.	$1,882	$1,551	$1,514
Canada	682	491	580
South America	137	135	150
Intersegment sales	(468)	(285)	(309)
Total Sales	$2,233	$1,892	$1,935
Operating profit (loss)
U.S.	$235	$84	$27
Canada	70	(47)	(17)
South America	17	10	11
Other operating credits and charges, net and gain (loss) on sales of and impairments of long-lived assets	(9)	(18)	(4)
General corporate expense, loss on early debt extinguishment, other income(expense) and interest, net	(143)	(118)	(118)
	170	(89)	(101)
Provision (benefit) for income taxes	20	(3)	(27)
Income (loss) from continuing operations	$150	$(86)	$(73)

IDENTIFIABLE TANGIBLE LONG LIVED ASSETS
U.S.	$516	$506	$523
Canada	365	360	329
South America	57	50	66
Total assets	$938	$916	$918

Interim Financial Results (unaudited)

	1ST QTR		2ND QTR		3RD QTR		4TH QTR
(Dollars in millions, except per share)	2016	2015	2016	2015	2016	2015	2016	2015
QUARTERLY DATA
Net sales	$504.6	$471.7	$582.4	$493.0	$596.4	$464.9	$550.0	$462.9
Income (loss) from continuing operations before taxes, equity in (income) loss of unconsolidated affiliates	13.2	(41.5)	46.4	(19.9)	56.7	(29.0)	48.6	(5.0)
Income (loss) from continuing operations	10.3	(34.5)	31.7	(19.5)	65.6	(24.6)	42.7	(7.4)
Net income (loss)	$10.3	$(34.5)	$31.7	$(19.5)	$65.6	$(26.5)	$42.2	$(7.6)
Income (loss) from continuing operations per share—basic	$0.07	$(0.24)	$0.22	$(0.14)	$0.46	$(0.17)	$0.30	$(0.05)
Income (loss) from continuing operations per share—diluted	$0.07	$(0.24)	$0.22	$(0.14)	$0.45	$(0.19)	$0.29	$(0.05)
Net income (loss) per share—basic	$0.07	$(0.24)	$0.22	$(0.14)	$0.46	$(0.17)	$0.29	$(0.05)
Net income (loss) per share—diluted	$0.07	$(0.24)	$0.22	$(0.14)	$0.45	$(0.19)	$0.29	$(0.05)
SALES BY SEGMENT:
OSB	$217.0	$190.2	$252.8	$211.0	$282.1	$200.0	$275.8	$206.3
Siding	181.3	173.5	207.2	163.9	194.8	157.8	169.0	141.2
Engineered wood products	71.8	64.8	78.0	72.0	80.7	74.4	66.4	74.9
South America	30.5	35.9	41.0	38.7	31.7	26.8	33.7	33.5
Other	6.1	7.3	6.6	7.4	7.6	6.8	6.6	7.5
Intersegment sales	(2.1)	—	(3.2)	—	(0.5)	(0.9)	(1.5)	(0.5)
Total net sales	$504.6	$471.7	$582.4	$493.0	$596.4	$464.9	$550.0	$462.9
PROFIT (LOSS) BY BUSINESS SEGMENT
OSB	$15.3	$(28.4)	$44.0	$(18.1)	$67.4	$(11.1)	$59.5	$11.3
Siding	26.9	32.9	41.8	29.2	35.2	17.2	22.2	13.9
Engineered wood products	(2.5)	(4.1)	0.5	(2.3)	—	(0.9)	(3.8)	—
South America	5.1	2.4	6.9	2.0	3.3	2.4	1.7	3.0
Other	(0.4)	(0.9)	(0.2)	(1.0)	(0.4)	(0.6)	(0.6)	(0.3)
Other operating credits and charges, net	—	(11.6)	(11.4)	—	—	(1.0)	(6.0)	(3.7)
(Gain) Loss on sale of and impairment of long-lived assets	—	(0.1)	(0.7)	(0.5)	(0.3)	(0.9)	9.4	(0.6)
General corporate and other expenses, net	(24.0)	(22.7)	(27.2)	(22.0)	(26.9)	(20.5)	(25.6)	(19.6)
Non-operating income (expense)	0.5	(2.2)	1.4	0.4	(13.7)	(3.7)	(3.4)	0.2
Investment income	1.8	1.4	2.1	1.0	2.5	0.5	1.8	1.5
Interest expense, net of capitalized interest	(8.0)	(7.5)	(9.3)	(7.2)	(9.0)	(8.4)	(5.8)	(8.1)
Income (loss) from operations before taxes	14.7	(40.8)	47.9	(18.5)	58.1	(27.0)	49.4	(2.4)
Provision (benefit) for income taxes	4.4	(6.3)	16.2	1.0	(7.5)	(2.4)	6.7	5.0
Income (loss) from continuing operations	$10.3	$(34.5)	$31.7	$(19.5)	$65.6	$(24.6)	$42.7	$(7.4)

ADJUSTED EBITDA FROM CONTINUING OPERATIONS
OSB	$30.0	$(13.4)	$59.0	$(3.7)	$83.0	$3.9	$73.8	$24.9
Siding	34.4	38.1	49.2	34.6	41.7	22.3	29.1	18.7
Engineered wood products	0.8	(0.4)	3.9	0.6	4.0	2.5	(1.2)	3.1
South America	7.0	4.5	9.1	4.1	5.8	4.4	3.7	4.7
Other	—	(0.5)	0.2	(0.5)	0.5	(0.2)	—	0.2
Corporate	(20.4)	(22.2)	(22.5)	(18.9)	(24.1)	(21.9)	(20.9)	(17.9)
Total Adjusted EBITDA from continuing operations	$51.8	$6.1	$98.9	$16.2	$110.9	$11.0	$84.5	$33.7

Included in “Other operating credits and charges, net” and "Gain (Loss) on sale of and impairment of long-lives assets" for continuing operations are the following:

In the fourth quarter of 2016, LP recorded a loss of $0.8 million related to the impairment on certain manufacturing assets associated with various OSB mills; a gain of $10.6 million related to the exchange of an idled OSB mill; and a loss of $1.4 million related to the disposal of various assets no longer used.

In the second quarter of 2016, LP recorded an expense of $17.4 million related to an increase in product related warranty reserves and a related adjustment to value added taxes associated with CanExel products sold in specific geographic locations and for a specific time period.

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

See Notes 16 and 17 for further discussion on the other operating charges and credits, net and the losses on sale of and impairment of long-lived assets mentioned above.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

ITEM 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2016, our Chief Executive Officer and Chief Financial Officer carried out, with the participation of the Company’s Disclosure Practices Committee and the Company’s management, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2016, the Company’s disclosure controls are designed to provide reasonable assurance of achieving their objectives and that procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in LP’s internal control over financial reporting that occurred during LP’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. The Company’s management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, the Company’s management has concluded that, as of December 31, 2016, the Company’s internal control over financial reporting is effective. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the Company’s consolidated financial statements and has issued an attestation report on the Company’s internal control over financial reporting, as stated in their report included herein.
The certifications of LP’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report.

ITEM 9B.     Other Information

On February 10, 2017, John W. Weaver provided notice to Louisiana-Pacific Corporation (the “Company”) that he would not stand for re-election as a member of the Board of Directors of the Company at its 2017 annual meeting of shareholders.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Louisiana-Pacific Corporation

We have audited the internal control over financial reporting of Louisiana-Pacific Corporation and its subsidiaries (the "Company") as of December 31, 2016 based on criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Financial Statements as of and for the year ended December 31,

2016 of the Company and our report dated February 14, 2017 expressed an unqualified opinion on those financial statements and includes an explanatory paragraph regarding the Company’s adoption of Accounting Standards Update 2016-09, Improvements to Employee Share-based Payment Accounting which resulted in a $16.3 million cumulative-effect adjustment to retained earnings related to previously unrecognized excess tax benefits.

/s/ DELOITTE & TOUCHE LLP

Nashville, Tennessee
February 14, 2017

PART III

ITEM 10.    Directors and Executive Officers of the Registrant
Information regarding LP’s directors is incorporated herein by reference to the material included under the caption “Item 1—Election of Directors” in the definitive proxy statement to be filed by LP for its 2017 annual meeting of stockholders (the “2017 Proxy Statement”). Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the material included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2017 Proxy Statement. Information regarding LP’s audit committee is incorporated herein by reference to the material included under the captions “Board and Committee Meetings,” “Finance and Audit Committee” and “Audit Committee Financial Experts” in the 2017 Proxy Statement.
Information regarding each of LP’s executive officers as of February 14, 2017, including employment history for the past five years, is set forth below:

Name	Age	Title
Curtis M. Stevens	64	Chief Executive Officer
Sallie B. Bailey	57	Executive Vice President, CFO
W. Bradley Southern	57	Executive Vice President, COO
Jason Ringblom	34	Executive Vice President, OSB
Neil Sherman	54	Executive Vice President, Siding
Michael Sims	59	Senior Vice President, Sales and Marketing
Curtis M. Stevens has been Chief Executive Officer since May 2012 and was previously Executive Vice President, Chief Operating Officer since December 2011 and Executive Vice President, Administration and Chief Financial Officer from May 2002 to December 2011. He previously served as Vice President, Treasurer and Chief Financial Officer from September 1997 to April 2002.
Sallie B. Bailey has been Executive Vice President, Chief Financial Officer since December 2011. She previously served as Vice President and Chief Financial Officer of Ferro Corporation from 2007 through 2010 and previously as Senior Vice President, Finance and Controller of The Timken Company.
W. Bradley Southern has been Executive Vice President, Chief Operating Officer since November 2016 and previously was Executive Vice President of OSB since March 2015 and was Senior Vice President of Siding since May 2012 and Vice President of Specialty Operations since 2004.
Jason Ringblom has been Executive Vice President, OSB since January 2017 and was previously Vice President of OSB sales and marketing since February 2015 and held various other sales positions at LP since 2004.
Neil Sherman has been Executive Vice President, Siding since January 2017 and previously Senior Vice President, EWP since March 2015 and was Vice President of Supply Management since 2006.
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

ITEM 11.    Executive Compensation

Information regarding executive compensation is incorporated herein by reference to the material under the captions “Compensation of Executive Officers,” and “Directors’ Compensation,” in the 2017 Proxy Statement.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management and LP’s existing equity compensation plans and arrangements is incorporated herein by reference to the material under the captions “Holders of Common Stock” and “Equity Compensation Plan Information” in the 2017 Proxy Statement.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence
There are no transactions of the type required to be disclosed by Item 404(a) of Regulation S-K.
Information regarding transactions with related persons and director independence is incorporated herein by reference to the material under the captions “Nominees,” “Continuing Directors,” “Principles of Corporate Governance,” “Audit Committee Financial Experts” and “Related Person Transactions” in the 2017 Proxy Statement.

ITEM 14.    Principal Accountant Fees and Services
Information regarding fees and services provided by LP’s principal accountant and the LP Audit Committee’s pre-approval policies and procedures relating thereto is incorporated herein by reference to the material under the caption “Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor” in the 2017 Proxy Statement. The charter for the Audit Committee is disclosed at LP’s website at www.lpcorp.com.

PART IV

ITEM 15.    Exhibits and Financial Statement Schedules
A. Financial Statements and Financial Statement Schedules
The following financial statements of LP are included in this report:
Consolidated Balance Sheets—December 31, 2016, and 2015.
Consolidated Statements of Income—years ended December 31, 2016, 2015, and 2014.
Consolidated Statements of Comprehensive Income—years ended December 31, 2016, 2015 and 2014.
Consolidated Statements of Cash Flows—years ended December 31, 2016, 2015, 2014.
Consolidated Statements of Stockholders’ Equity—years ended December 31, 2016, 2015 and 2014.
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

Date:	February 14, 2017	LOUISIANA-PACIFIC CORPORATION (Registrant)

/s/ SALLIE B. BAILEY
Sallie B. Bailey Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature and Title

February 14, 2017	/s/ CURTIS M. STEVENS
Curtis M. Stevens Chief Executive Officer, Director (Principal Executive Officer)

February 14, 2017	/s/ SALLIE B. BAILEY
Sallie B Bailey Executive Vice President and Chief Financial Officer (Principal Financial Officer)

February 14, 2017	/s/ REBECCA A. BARCKLEY
Rebecca A. Barckley Controller, Financial Reporting (Principal Accounting Officer)

February 14, 2017	/s/ E. GARY COOK
E. Gary Cook Chairman of the Board

February 14, 2017	/s/ COLIN D.WATSON
Colin D.Watson Director

February 14, 2017	/s/ TRACY EMBREE
Tracy Embree Director

February 14, 2017	/s/ LIZANNE C. GOTTUNG
Lizanne C. Gottung Director

February 14, 2017	/s/ Ozey K. Horton, Jr.
Ozey K. Horton Director

February 14, 2017	/s/ DUSTAN E. MCCOY
Dustan E. McCoy Director

February 14, 2017	/s/ DANIEL K. FRIERSON
Daniel K. Frierson Director

February 14, 2017	/s/ KURT M. LANDGRAF
Kurt M. Landgraf Director

February 14, 2017	/s/ JOHN W. WEAVER
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

10.1 (e)
Second Amendment to Credit Agreement, dated as of July 25, 2014, among LP, as borrower, certain subsidiaries of LP from time to time party thereto, the lenders party thereto, American AgCredit, PCA, as administrative agent for the lenders (as successor to American AgCredit FLCA), and CoBank, ACB, as letter of credit issuer. Incorporated herein by reference to Exhibit 10.1 to LP’s Current Report on Form 8-K dated July 28, 2014.

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

10.5
Registration Rights Agreement, dated as of September 14, 2016, between Louisiana-Pacific Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative incorporated herein by reference to exhibit 10.1 to L-P's Current Report on Form 8-K dated September 14, 2016.

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

10.19
Form of Award Agreement under the 2013 Omnibus Stock Plan for Stock Settled Stock Appreciation Rights. Incorporated by reference to Exhibit 10.19 of LP's Annual Report on Form 10-K for the year ended December 31, 2015.*

10.20
Form of Award Agreement under the 2013 Omnibus Stock Plan for Restricted Stock Awards. Incorporated by reference to Exhibit 10.20 of LP's Annual Report on Form 10-K for the year ended December 31, 2015.*

10.21
Form of Award Agreement under the 2013 Omnibus Stock Plan for Restricted Stock Unit Awards. Incorporated by reference to Exhibit 10.21 of LP's Annual Report on Form 10-K for the year ended December 31, 2015.*

10.22	Form of Award Agreement under the 2013 Omnibus Stock Plan for Restricted Stock Unit Awards with certain retirement provisions.*

10.23	Form of Award Agreement under the 2013 Omnibus Stock Plan for Performance Awards *

10.24	Form of Award Agreement under the 2013 Omnibus Stock Plan for Performance Awards with certain retirement provisions. *

10.25	Form of Award Agreement under the 2013 Omnibus Stock Plan for Stock Settled Stock Appreciation Rights with certain retirement provisions. *

10.26	Separation Agreement with Mr. Brian Luoma.*

10.27	Form of Award of Change in Control. Incorporated herein by reference to Exhibit 10 to LP’s Current Report on Form 8-K dated March 4, 2015.

10.28	Form of Note Prepayment Agreement. incorporated herein by reference to Exhibit 10.1 to L-P's Current Report on Form 8-K dated August 26, 2016.

21	List of LP’s subsidiaries. Incorporated by reference to Exhibit 21 to LP’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

23	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32	Certifications pursuant to §906 of the Sarbanes-Oxley Act of 2002.

LP hereby agrees to furnish supplementary to the SEC upon its request any schedules and similar documents omitted pursuant to Item 601(b)(2) of Regulation S-K and any instruments omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K.