Form 10-Q
period 2017-03-31
LOUISIANA-PACIFIC CORP
filed 2017-05-05
CIK 60519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
For Quarterly Period Ended March 31, 2017
Commission File Number 1-7107

 LOUISIANA-PACIFIC CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	93-0609074
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
414 Union Street, Nashville, TN 37219
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (615) 986-5600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 144,747,004 shares of Common Stock, $1 par value, outstanding as of May 5, 2017.
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
Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following:

•	changes in governmental fiscal and monetary policies and levels of employment;

•	changes in general economic conditions;

•	changes in the cost and availability of capital;

•	changes in the level of home construction and repair activity;

•	changes in competitive conditions and prices for our products;

•	changes in the relationship between supply of and demand for building products;

•	changes in the relationship between supply of and demand for raw materials, including wood fiber and resins, used in manufacturing our products;

•	changes in the cost of and availability of energy, primarily natural gas, electricity and diesel fuel;

•	changes in the cost of and availability of transportation;

•	changes in other significant operating expenses;

•	changes in exchange rates between the U.S. dollar and other currencies, particularly the Canadian dollar, Brazilian real and Chilean peso;

•	changes in general and industry-specific environmental laws and regulations;

•	changes in tax laws, and interpretations thereof;

•	changes in circumstances giving rise to environmental liabilities or expenditures;

•	the resolution of existing and future product-related litigation and other legal proceedings; and

•	acts of public authorities, war, civil unrest, natural disasters, fire, floods, earthquakes, inclement weather and other matters beyond our control.
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

Item 1.	Financial Statements.
CONSOLIDATED BALANCE SHEETS
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS)(UNAUDITED)

	March 31, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$649.5	$659.3
Receivables, net of allowance for doubtful accounts of $1.0 million at March 31, 2017 and December 31, 2016	149.1	108.3
Inventories	260.0	234.6
Prepaid expenses and other current assets	7.3	6.1
Assets held for sale	8.1	8.2
Total current assets	1,074.0	1,016.5

Timber and timberlands	52.4	53.5

Property, plant and equipment	2,426.4	2,410.8
Accumulated depreciation	(1,549.5)	(1,527.6)
Property, plant and equipment, net	876.9	883.2

Goodwill	9.7	9.7
Notes receivable from asset sales	22.2	22.2
Investments in and advances to affiliates	6.8	6.2
Restricted cash	13.1	13.2
Other assets	23.4	22.4
Long-term deferred tax asset	1.7	4.3
Total assets	$2,080.2	$2,031.2

LIABILITIES AND EQUITY
Current portion of long-term debt	$1.6	$2.6
Accounts payable and accrued liabilities	210.5	222.8
Current portion of contingency reserves	3.4	3.4
Total current liabilities	215.5	228.8

Long-term debt, excluding current portion	374.6	374.4
Deferred income taxes	28.5	27.7
Contingency reserves, excluding current portion	12.5	12.7
Other long-term liabilities	195.0	191.9

Stockholders’ equity:
Common stock, $1 par value, 200,000,000 shares authorized, 153,358,542 shares issued	153.4	153.4
Additional paid-in capital	469.0	478.2
Retained earnings	945.3	890.3
Treasury stock, 8,694,673 shares and 9,041,733 shares, at cost	(180.4)	(189.0)
Accumulated comprehensive loss	(133.2)	(137.2)
Total stockholders’ equity	1,254.1	1,195.7
Total liabilities and stockholders’ equity	$2,080.2	$2,031.2
The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Quarter Ended March 31,
	2017	2016
Net sales	$610.9	$504.6
Operating costs and expenses:
Cost of sales	455.0	415.5
Depreciation and amortization	30.6	27.9
Selling and administrative	48.6	42.3
Loss on sale or impairment of long-lived assets, net	0.6	—
Other operating credits and charges, net	3.4	—
Total operating costs and expenses	538.2	485.7
Income from operations	72.7	18.9

Non-operating income (expense):
Interest expense, net of capitalized interest	(5.0)	(8.0)
Investment income	2.0	1.8
Other non-operating items	(0.3)	0.5
Total non-operating income (expense)	(3.3)	(5.7)

Income before taxes and equity in income of unconsolidated affiliates	69.4	13.2
Provision for income taxes	15.5	4.4
Equity in income of unconsolidated affiliates	(1.1)	(1.5)
Net income	$55.0	$10.3

Net income per share of common stock:
Net income per share - basic	$0.38	$0.07
Net income per share - diluted	$0.38	$0.07

Weighted average shares of stock outstanding - basic	144.2	142.9
Weighted average shares of stock outstanding - diluted	145.9	145.2
The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	Quarter Ended March 31,
	2017	2016
Net income	$55.0	$10.3
Other comprehensive income (loss):
Foreign currency translation adjustments	2.8	6.1
Unrealized loss on investments, net of tax	0.3	—
Defined benefit pension plans:
Change benefit obligations, translation adjustment	(0.2)	(0.8)
Amortization of amounts included in net periodic benefit cost:
Actuarial loss, net of tax	0.9	0.8
Prior service cost, net of tax	0.2	0.1
Other comprehensive income	4.0	6.2
Comprehensive income	$59.0	$16.5
The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	Quarter Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$55.0	$10.3
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	30.6	27.9
Equity in income of unconsolidated affiliates, including dividends	(0.6)	0.5
Loss on sale or impairment of long-lived assets, net	0.6	—
Other operating credits and charges, net	3.4	—
Stock-based compensation related to stock plans	4.1	3.0
Exchange loss on remeasurement	0.2	0.1
Cash settlements of warranties, net of accruals	(3.2)	(3.5)
Pension expense, net of contributions	1.4	0.4
Non-cash interest expense, net	0.1	0.4
Other adjustments, net	0.3	(0.3)
Changes in assets and liabilities:
Increase in receivables	(39.7)	(47.8)
Increase in inventories	(24.8)	(26.9)
(Increase) decrease in prepaid expenses	(0.6)	1.1
Increase (decrease) in accounts payable and accrued liabilities	(19.9)	26.0
Increase in income taxes	13.9	3.9
Net cash provided by (used in) operating activities	20.8	(4.9)
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment additions	(26.1)	(26.3)
Other investing activities	0.1	0.1
Net cash used in investing activities	(26.0)	(26.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(1.2)	(1.1)
Sale of common stock under equity plans	0.4	0.1
Taxes paid related to net share settlement of equity awards	(4.7)	(0.9)
Net cash used in financing activities	(5.5)	(1.9)
EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	0.9	2.5
Net decrease in cash and cash equivalents	(9.8)	(30.5)
Cash and cash equivalents at beginning of period	659.3	434.7
Cash and cash equivalents at end of period	$649.5	$404.2
The accompanying notes are an integral part of these unaudited financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – BASIS FOR PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position, results of operations and cash flows of LP and its subsidiaries for the interim periods presented. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in LP’s Annual Report on Form 10-K for the year ended December 31, 2016.
NOTE 2 - STOCK-BASED COMPENSATION
LP has a Management Incentive Plan (MIP) that is administered by the Compensation Committee of the Board of Directors. The Compensation Committee authorizes the grants of restricted stock (shares or units), performance share awards payable in stock based upon the attainment of specified performance goals, stock settled stock appreciation rights (SSARs), other stock-based awards and cash-based awards at the discretion of the Compensation Committee. A detailed discussion of this is included in Note 14 to the consolidated financial statements included in LP's Annual Report on Form 10-K for the fiscal year ended December 31, 2016. As of March 31, 2017, 2.7 million shares were available for grant under the 2013 Omnibus Plan.

	Quarter Ended March 31,
Dollar amounts in millions	2017	2016
Total stock-based compensation expense (costs of sales and general and administrative)	$4.1	$3.0
Income tax provision related to stock-based compensation	$—	$1.9
Impact on cash flow due to taxes paid related to net share settlement of equity awards	$4.7	$0.9

At March 31, 2017, $15.9 million of compensation cost related to unvested performance shares, restricted stock and SSARs attributable to future service had not yet been recognized.
Grants of awards
During the first three months of 2017, the Company granted 121,724 performance units at an average grant date fair value of $24.87 per share, 277,931 SSARs at an average grant date fair value of $8.02 per share and 295,702 restricted stock awards (shares or units) at an average grant date fair value of $19.15 per share.
NOTE 3 – FAIR VALUE MEASUREMENTS
LP estimated its Senior Notes due in 2024 to have a fair value of $352.6 million at March 31, 2017 and $344.3 million at December 31, 2016 based upon market quotations.
Carrying amounts reported on the balance sheet for cash and cash equivalents, accounts receivables and accounts payable approximate fair value due to the short-term maturity of these items.

NOTE 4 – EARNINGS PER SHARE
Basic earnings per share are based on the weighted-average number of shares of common stock outstanding. Diluted earnings per share are based upon the weighted-average number of shares of common stock outstanding plus all potentially dilutive securities that were assumed to be converted into common shares at the beginning of the period under the treasury stock method. LP's potentially dilutive securities consist of restricted stock, restricted stock units, performance share awards, and SSARs.

Dollar and share amounts in millions, except per share amounts	Quarter Ended March 31,
	2017	2016
Numerator:
Net income	$55.0	$10.3
Denominator:
Denominator for basic earnings per share:
Weighted average common shares outstanding - basic	144.2	142.9
Effect of dilutive securities:
Dilutive effect of stock warrants	—	0.3
Dilutive effect of employee stock plans	1.7	2.0
Dilutive potential common shares	1.7	2.3
Denominator for diluted earnings per share:
Weighted average shares outstanding - diluted	145.9	145.2
Basic earnings per share:
Net income per share - basic	$0.38	$0.07
Diluted earnings per share:
Net income per share - diluted	$0.38	$0.07
For the quarter ended March 31, 2017 and 2016, restricted stock (shares or units), performance share awards, SSARs and warrants relating to approximately 0.6 million and 2.6 million shares of LP common stock were considered not in-the-money for purposes of LP's earnings per share calculation.
NOTE 5 – RECEIVABLES
Receivables consist of the following:

Dollar amounts in millions	March 31, 2017	December 31, 2016
Trade receivables	$137.4	$96.1
Income tax receivable	2.2	1.7
Other receivables	10.5	11.5
Allowance for doubtful accounts	(1.0)	(1.0)
Total	$149.1	$108.3
Other receivables at March 31, 2017 and December 31, 2016 primarily consist of sales tax receivables, vendor rebates, interest receivables, a receivable associated with an affiliate and other miscellaneous receivables.

NOTE 6 – INVENTORIES
Inventories are valued at the lower of cost or net realizable value. Inventory cost includes materials, labor and operating overhead. The major types of inventories are as follows (work in process is not material):

Dollar amounts in millions	March 31, 2017	December 31, 2016
Logs	$76.0	$54.6
Other raw materials	22.2	23.0
Semi-finished inventory	15.5	16.8
Finished products	146.3	140.2
Total	$260.0	$234.6
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
For the first three months of 2017, the primary differences between the U.S. statutory rate of 35% and the effective rate applicable to LP’s income relate to foreign tax rates, changes in Canadian valuation allowances, and recognition of research and development tax credits from prior years. For the first three months of 2016, the primary differences between the U.S. statutory rate of 35% and the effective rate applicable to LP’s continuing operations relate to foreign tax rates, changes in Canadian valuation allowances and a charge for excess tax deficiencies in connection with LP's stock-based compensation plans.
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
NOTE 8 - OTHER OPERATING CREDITS AND CHARGES

During the first quarter of 2017, LP recorded an expense of $3.4 million related to an increase in product related warranty reserves associated with CanExel products sold in specific geographic locations and for a specific time period.

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

NOTE 10 – SELECTED SEGMENT DATA
LP operates in four segments: North America Oriented Strand Board (OSB), Siding, Engineered Wood Products (EWP) and South America. LP’s business units have been aggregated into these four segments based upon the similarity of economic characteristics, customers and distribution methods. LP’s results of operations are summarized below for each of these segments separately as well as for the “other” category which comprises other products that are not individually significant. Segment information was prepared in accordance with the same accounting principles as those described in Note 1 of the Notes to the financial statements included in LP’s Annual Report on Form 10-K for the year ended December 31, 2016.

	Quarter Ended March 31,
Dollar amounts in millions	2017	2016
Net Sales
OSB	$268.4	$217.0
Siding	214.0	181.3
EWP	82.1	71.8
South America	37.8	30.5
Other	8.7	6.1
Intersegment Sales	(0.1)	(2.1)
	$610.9	$504.6
Operating profit (loss):
OSB	$60.4	$15.3
Siding	40.2	26.9
EWP	0.6	(2.5)
South America	5.1	5.1
Other	(0.2)	(0.4)
Other operating credits and charges, net	(3.4)	—
Loss on sale or impairment of long-lived assets, net	(0.6)	—
General corporate and other expenses, net	(28.3)	(24.0)
Interest expense, net of capitalized interest	(5.0)	(8.0)
Investment income	2.0	1.8
Other non-operating items	(0.3)	0.5
Income from operations before taxes	70.5	14.7
Provision for income taxes	15.5	4.4
Net income	$55.0	$10.3
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
NOTE 12 – DEFINED BENEFIT PENSION PLANS
The following table sets forth the net periodic pension cost for LP’s defined benefit pension plans during the quarter ended March 31, 2017 and 2016. The net periodic pension cost included the following components:

	Quarter Ended March 31,
Dollar amounts in millions	2017	2016
Service cost	$1.4	$1.2
Interest cost	3.2	3.3
Expected return on plan assets	(3.3)	(3.3)
Amortization of prior service cost [1]	0.2	0.1
Amortization of net loss [1]	1.4	1.4
Net periodic pension cost	$2.9	$2.7
1The amortization of prior service costs and net loss are included in the amounts reclassified from accumulated other comprehensive income (loss); see Note 13 for additional details. The net periodic pension cost is included in Cost of sales and Selling and administrative expense in the Consolidated Statements of Income.
During the three months ended March 31, 2017, LP made $1.5 million in pension contributions to its defined benefit pension plans. LP expects to contribute between $7.0 million and $9.0 million to its defined benefit pension plans in the remaining months of 2017.

NOTE 13 – PRODUCT WARRANTY
LP provides warranties on the sale of most of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The activity in warranty reserves for the quarter ended March 31, 2017 and 2016 are summarized in the following table:

	Quarter Ended March 31,
Dollar amounts in millions	2017	2016
Beginning balance	$24.1	$21.0
Accrued to expense	0.2	0.1
Accrued to other operating credits and charges	3.4	—
Foreign currency translation	0.2	0.6
Payments made	(3.4)	(3.6)
Total warranty reserves	24.5	18.1
Current portion of warranty reserves	(9.0)	(6.0)
Long-term portion of warranty reserves	$15.5	$12.1
LP continues to monitor warranty and other claims associated with these products and believes as of March 31, 2017 that the reserves associated with these matters are adequate. However, it is possible that additional charges may be required in the future.
The current portion of the warranty reserve is included in the caption “Accounts payable and accrued liabilities” and the long-term portion is included in the caption “Other long-term liabilities” on LP’s Consolidated Balance Sheets.
NOTE 14 - OTHER COMPREHENSIVE INCOME

Other comprehensive income activity, net of tax, is provided in the following table for the quarter ended March 31, 2017:

		Pension Adjustments
Dollar amounts in millions	Foreign currency translation adjustments	Actuarial losses	Prior service costs	Unrealized gain (loss) on investments	Other	Total
Balance at December 31, 2016	$(46.3)	$(87.7)	$(5.2)	$2.7	$(0.7)	$(137.2)
Other comprehensive income (loss) before reclassifications	2.8	(0.2)	—	0.5	—	3.1
Income taxes	—	—	—	(0.2)	—	(0.2)
Net other comprehensive income (loss) before reclassifications	2.8	(0.2)	—	0.3	—	2.9
Amounts reclassified from accumulated comprehensive income (loss)	—	1.4	0.3	—	—	1.7
Income taxes	—	(0.5)	(0.1)	—	—	(0.6)
Net amounts reclassified from cumulative other comprehensive income (loss)	—	0.9	0.2	—	—	1.1
Total other comprehensive income (loss)	2.8	0.7	0.2	0.3	—	4.0
Balance at March 31, 2017	$(43.5)	$(87.0)	$(5.0)	$3.0	$(0.7)	$(133.2)

Other comprehensive income activity, net of tax, is provided in the following table for the quarter ended March 31, 2016:

		Pension Adjustments
Dollar amounts in millions	Foreign currency translation adjustments	Actuarial losses	Prior service costs	Unrealized gain (loss) on investments	Other	Total
Balance at December 31, 2015	$(55.1)	$(87.8)	$(5.5)	$3.3	$(1.0)	$(146.1)
Net other comprehensive income (loss) before reclassifications	6.1	(0.8)	—	—	—	5.3
Amounts reclassified from accumulated other comprehensive income (loss)	—	1.4	0.1	—	—	1.5
Income taxes	—	(0.6)	—	—	—	(0.6)
Net amounts reclassified from cumulative other comprehensive income (loss)	—	0.8	0.1	—	—	0.9
Total other comprehensive income (loss)	6.1	—	0.1	—	—	6.2
Balance at March 31, 2016	$(49.0)	$(87.8)	$(5.4)	$3.3	$(1.0)	$(139.9)

The amounts reclassified from accumulated other comprehensive income (loss) are included in the computation of net periodic pension cost; see Note 11 for additional details. The net periodic pension cost is included in Cost of sales and Selling and administrative expense in the Consolidated Statements of Income.

NOTE 15 - RECENT AND PROSPECTIVE ACCOUNTING PRONOUNCEMENTS

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350). The standard simplifies the accounting for goodwill impairments by eliminating step 2 from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The new standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. LP does not expect the adoption of this new standard to have a material impact on its consolidated results of operations and financial position.

In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715). The standard amends the requirements in ASC 715 related to the income statement presentation of the components of net periodic benefit cost for an entity's sponsored defined benefit pension and other postretirement plans. The new standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. LP does not expect the adoption of this new standard to have a material impact on its consolidated results of operations and financial position as only the presentation of the income statement will be affected.

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
Demand for our products correlates to a significant degree to the level of new home construction activity in North America, which historically has been characterized by significant cyclicality. For the first quarter of 2017, the U.S. Department of Census reported that U.S. single and multi-family housing starts were 8% higher than for the same quarter of 2016. OSB is sold as a commodity for which sales prices fluctuate daily based on market factors over which we have little or no control. We cannot predict whether the prices of our OSB products will remain at current levels or increase or decrease in the future. OSB prices (NC 7/16"), as reported by Random Lengths, were 30% higher for the first quarter of 2017 compared to the same period in 2016.
For additional factors affecting our results, refer to the Management Discussion and Analysis of Financial Condition and Results of Operations overview contained in our Annual Report on Form 10-K for the year ended December 31, 2016 and to “About Forward-Looking Statements” and “Risk Factors” in this report.

EXECUTIVE SUMMARY

We recorded a 21.1% increase in sales to $610.9 million for the quarter ended March 31, 2017 from $504.6 million reported for the quarter ended March 31, 2016. We recorded income from operations of $72.7 million for the quarter ended March 31, 2017 compared to $18.9 million for the quarter ended March 31, 2016. We recorded net income of $55.0 million ($0.38 per diluted share) for the quarter ended March 31, 2017 compared to $10.3 million ($0.07 per diluted share) for the quarter ended March 31, 2016. We reported an increase of $60.4 million in Adjusted EBITDA from year to year. Improvements in OSB pricing in all North American operations had a positive impact on our operating results of $56.6 million for the quarter ended March 31, 2017 as compared to the quarter ended March 31, 2016.

These changes are discussed further in "Our Operating Results" below.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES
Presented in Note 1 of the Notes to the financial statements included in LP’s Annual Report on Form 10-K for the year ended December 31, 2016 is a discussion of our significant accounting policies and significant accounting estimates and judgments. Throughout the preparation of the financial statements, we employ significant judgments in the application of accounting principles and methods. These judgments are primarily related to the assumptions used to arrive at various estimates. For 2017, these significant accounting estimates and judgments include:
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
Environmental Contingencies. Our estimates of loss contingencies for environmental matters are based on various judgments and assumptions. These estimates typically reflect judgments and assumptions relating to the probable nature, magnitude and timing of required investigation, remediation and/or monitoring activities and the probable cost of these activities, and in some cases reflect judgments and assumptions relating to the obligation or willingness and ability of third parties to bear a proportionate or allocated share of the cost of these activities, including third parties who purchased assets from us subject to environmental liabilities. We consider the ability of third parties to pay their apportioned cost when developing our estimates. In making these judgments and assumptions related to the development of our loss contingencies, we consider, among other things, the activity to date at particular sites, information obtained through consultation with applicable regulatory authorities and third-party consultants and contractors and our historical experience at other sites that are judged to be comparable. Due to the numerous variables associated with these judgments and assumptions, and the effects of changes in governmental regulation and environmental technologies, both the precision and reliability of the resulting estimates of the related contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to environmental loss contingencies and, as additional information becomes known, may change our estimates significantly. At March 31, 2017, we excluded from our estimates approximately $2.0 million of potential environmental liabilities that we estimate will be allocated to third parties pursuant to existing and anticipated future cost-sharing arrangements.
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
Judgment is also applied in determining whether deferred tax assets will be realized in full or in part. When we consider it to be more likely than not that all or some portion of a deferred tax asset will not be realized, a valuation allowance is established for the amount of the deferred tax asset that is estimated not to be realizable. As of March 31, 2017, we had established valuation allowances against certain deferred tax assets, primarily related to foreign and state carryovers of net operating losses, credits and capital losses. We have not established valuation allowances against other deferred tax assets based upon positive evidence such as recent earnings history, generally improving economic conditions and deferred tax liabilities which we anticipate to reverse within the carry forward period. Accordingly, changes in facts or circumstances affecting the likelihood of realizing a deferred tax asset could result in the need to record additional valuation allowances.
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
NON-GAAP FINANCIAL MEASURES
In evaluating our business, we utilize several non-GAAP financial measures. A non-GAAP financial measure is generally defined by the SEC as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so excluded or included under applicable GAAP guidance. We disclose earnings before interest expense, taxes, depreciation and amortization ("EBITDA") which is a non-GAAP financial measure. Additionally, we disclose "Adjusted EBITDA" which further adjusts EBITDA to exclude stock-based compensation expense, (gain) loss on sale or impairment of long-lived assets, other operating credits and charges and investment income. Neither EBITDA nor Adjusted EBITDA is a substitute for the GAAP measures of net income or operating cash flows or for any other GAAP measures of operating performance or liquidity.

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
The following table represents significant items by operating segment and reconciles net income (loss) to EBITDA and Adjusted EBITDA:

Three Months Ended March 31, 2017 (Dollar amounts in millions)	OSB	Siding	EWP	South America	Other	Corporate	Total
Net Sales	$268.4	$214.0	$82.1	$37.8	$8.7	$(0.1)	$610.9
Depreciation and amortization	14.7	8.1	3.8	2.2	0.9	0.9	30.6
Cost of sales and selling and administrative	193.3	165.7	78.8	30.5	8.0	27.3	503.6
Loss on sale or impairment of long lived assets, net	—	—	—	—	—	0.6	0.6
Other operating credits and charges, net	—	—	—	—	—	3.4	3.4
Total operating costs	208.0	173.8	82.6	32.7	8.9	32.2	538.2
Income (loss) from operations	60.4	40.2	(0.5)	5.1	(0.2)	(32.3)	72.7
Total non-operating expense	—	—	—	—	—	(3.3)	(3.3)
Income (loss) before income taxes and equity in income of unconsolidated affiliates	60.4	40.2	(0.5)	5.1	(0.2)	(35.6)	69.4
Income tax provision	—	—	—	—	—	15.5	15.5
Equity in income of unconsolidated affiliates	—	—	(1.1)	—	—	—	(1.1)
Net income (loss)	$60.4	$40.2	$0.6	$5.1	$(0.2)	$(51.1)	$55.0
Reconciliation of net income (loss) to Adjusted EBITDA
Net income (loss)	$60.4	$40.2	$0.6	$5.1	$(0.2)	$(51.1)	$55.0
Income tax provision	—	—	—	—	—	15.5	15.5
Interest expense, net of capitalized interest	—	—	—	—	—	5.0	5.0
Depreciation and amortization	14.7	8.1	3.8	2.2	0.9	0.9	30.6
EBITDA	75.1	48.3	4.4	7.3	0.7	(29.7)	106.1
Stock-based compensation expense	0.2	0.2	0.1	—	—	3.6	4.1
Loss on sale or impairment of long lived assets, net	—	—	—	—	—	0.6	0.6
Investment income	—	—	—	—	—	(2.0)	(2.0)
Other operating credits and charges, net	—	—	—	—	—	3.4	3.4
Adjusted EBITDA	$75.3	$48.5	$4.5	$7.3	$0.7	$(24.1)	$112.2

Three Months Ended March 31, 2016 (Dollar amounts in millions)	OSB	Siding	EWP	South America	Other	Corporate	Total
Net Sales	$217.0	$181.3	$71.8	$30.5	$6.1	$(2.1)	$504.6
Depreciation and amortization	14.5	7.2	3.1	1.9	0.4	0.8	27.9
Cost of sales and selling and administrative	187.2	147.2	72.7	23.5	6.1	21.1	457.8
Total operating costs	201.7	154.4	75.8	25.4	6.5	21.9	485.7
Income (loss) from operations	15.3	26.9	(4.0)	5.1	(0.4)	(24.0)	18.9
Total non-operating expense	—	—	—	—	—	(5.7)	(5.7)
Income (loss) before taxes and equity in income of unconsolidated affiliates	15.3	26.9	(4.0)	5.1	(0.4)	(29.7)	13.2
Income tax provision	—	—	—	—	—	4.4	4.4
Equity in income of unconsolidated affiliates	—	—	(1.5)	—	—	—	(1.5)
Net income (loss)	$15.3	$26.9	$(2.5)	$5.1	$(0.4)	$(34.1)	$10.3
Reconciliation of net income (loss) to Adjusted EBITDA
Net income (loss)	$15.3	$26.9	$(2.5)	$5.1	$(0.4)	$(34.1)	$10.3
Income tax provision	—	—	—	—	—	4.4	4.4
Interest expense, net of capitalized interest	—	—	—	—	—	8.0	8.0
Depreciation and amortization	14.5	7.2	3.1	1.9	0.4	0.8	27.9
EBITDA	29.8	34.1	0.6	7.0	—	(20.9)	50.6
Stock-based compensation expense	0.2	0.3	0.2	—	—	2.3	3.0
Investment income	—	—	—	—	—	(1.8)	(1.8)
Adjusted EBITDA	$30.0	$34.4	$0.8	$7.0	$—	$(20.4)	$51.8

OUR OPERATING RESULTS
Our results of operations for each of our segments are discussed below, as are results of operations for the “other” category which comprises other products that are not individually significant. See Note 10 of the Notes to the consolidated financial statements included in item 1 of this report for further information regarding our segments.
OSB
Our OSB segment manufactures and distributes OSB structural panel products in North America and certain export markets.
Segment sales, operating income and Adjusted EBITDA for this segment are as follows:

	Quarter Ended March 31,
	2017	2016	Change
Net sales	$268.4	$217.0	24%
Operating income	$60.4	$15.3	295%
Adjusted EBITDA	$75.3	$30.0	151%
Percent changes in average sales prices and unit shipments for the quarter ended March 31, 2017 compared to the quarter ended March 31, 2016 are as follows:

	Quarter Ended March 31, 2017 versus 2016
	Average Net Selling Price	Unit Shipments
OSB	25%	(1)%
For the quarter ended March 31, 2017, OSB prices increased compared to the corresponding period in 2016. The increase in OSB prices was likely due to higher demand compared to the supply available in the market and the continued focus on higher value products which resulted in a higher average selling price. The increase in selling price favorably impacted operating results and Adjusted EBITDA by $54.1 million for the quarter ended March 31, 2017 as compared to the same period in 2016. OSB sales volumes were essentially flat between periods.
Overall the improvements in our OSB segment results for the quarter ended March 31, 2017 as compared to the same period in 2016 was due to increased sales prices offset by increases in manufacturing cost due to production downtime related to capital projects (primarily a press rebuild at our Jasper Texas facility).
SIDING
Our siding segment produces and markets wood-based siding and related accessories and commodity OSB product.
Segment sales, operating income and Adjusted EBITDA for this segment are as follows:

	Quarter Ended March 31,
	2017	2016	Change
Net sales	$214.0	$181.3	18%
Operating income	$40.2	$26.9	49%
Adjusted EBITDA	$48.5	$34.4	41%
Sales in this segment by product line are as follows:

	Quarter Ended March 31,
	2017	2016	Change
SmartSide siding	$184.8	$159.0	16%
CanExel siding	14.3	11.7	22%
Commodity OSB	12.4	9.6	29%
Other	2.5	1.0	150%
Total	$214.0	$181.3	18%
Percent changes in average sales prices and unit shipments for the quarter ended March 31, 2017 compared to the quarter ended March 31, 2016 are as follows:

	Quarter Ended March 31, 2017 versus 2016
	Average Net Selling Price	Unit Shipments
SmartSide siding	2%	16%
CanExel siding	6%	16%
OSB	26%	1%
For the quarter ended March 31, 2017 compared to the corresponding period in 2016, sales volumes increased in our SmartSide siding line based upon our ability to respond to increased demand in key markets. Sales prices in our SmartSide siding product line for the quarter ended March 31, 2017 as compared to the corresponding period in 2016 were due to changes in product mix as well as a price increase which was implemented in the first quarter of 2017.

For CanExel, sales volumes increased in the first quarter of 2017 as compared to the corresponding period in 2016 due to increased demand due to a higher utilization of our winter buy program. Sales prices were higher for the first quarter of 2017 as compared to the corresponding period in 2016 due to changes in our product mix and a higher portion of sales under our winter buy program.
For our commodity OSB produced in the siding segment for the quarter ended March 31, 2017 compared to the corresponding period in 2016, sales prices increased as compared to the same period in the prior year, as discussed in the OSB segment above. The increase in selling price favorably impacted operating results and Adjusted EBITDA by approximately $2.6 million for the first quarter of 2017 as compared to the corresponding period of 2016. Volumes of commodity OSB were flat between periods.
Overall, the improvement in the siding segment for the first quarter of 2017 compared to the same period of 2016 was primarily due to increased sales volumes, higher OSB prices and lower fiber costs.
EWP
Our engineered wood products (EWP) segment manufactures and distributes laminated veneer lumber (LVL), I-Joists, laminated strand lumber (LSL) and other related products. This segment also includes the sale of I-Joist and LVL products produced by our joint venture with Resolute Forest Products and LVL sold under a sales and marketing arrangement with Murphy Plywood. A plywood mill associated with our LVL operations in British Columbia and minor amounts of commodity OSB are included in this segment.
Segment sales, operating results and Adjusted EBITDA for this segment are as follows:

	Quarter Ended March 31,
	2017	2016	Change
Net sales	$82.1	$71.8	14%
Operating income (loss)	$0.6	$(2.5)	NM
Adjusted EBITDA	$4.5	$0.8	463%
Sales in this segment by product line are as follows:

	Quarter Ended March 31,
	2017	2016	Change
LVL/LSL	$43.6	$41.4	5%
I-Joist	25.7	23.5	9%
OSB	4.0	2.7	48%
Related products	8.8	4.2	110%
Total	$82.1	$71.8	14%
Percent changes in average sales prices and unit shipments for the quarter ended March 31, 2017 compared to the quarter ended March 31, 2016 are as follows:

	Quarter Ended March 31, 2017 versus 2016
	Average Net Selling Price	Unit Shipments
LVL/LSL	2%	2%
I-Joist	1%	11%
OSB	(2)%	45%
For the quarter ended March 31, 2017, compared to the same period in 2016, sales volumes increased in LVL/LSL and I-joist due to improved market demand due to increased housing starts. Net average selling prices increased due to changes in product mix. OSB prices changed due to changes in product based on the decision to produce a higher percentage of commodity OSB in our Houlton, Maine facility.

For the quarter ended March 31, 2017, compared to the same period in 2016, results of operations improved due to increased sales and reductions in manufacturing costs.
SOUTH AMERICA
Our South America segment manufactures and distributes OSB structural panel and siding products in South America and selected export markets. This segment operates in two countries, Chile and Brazil.
Segment sales, operating income and Adjusted EBITDA for this segment are as follows:

	Quarter Ended March 31,
	2017	2016	Change
Net sales	$37.8	$30.5	24%
Operating income	$5.1	$5.1	—%
Adjusted EBITDA	$7.3	$7.0	4%
Sales in this segment by production location are as follows:

	Quarter Ended March 31,
	2017	2016	Change
Chile	$28.0	$22.2	26%
Brazil	9.8	8.3	18%
Total	$37.8	$30.5	24%
Percent changes in average sales prices and unit shipments for the quarter ended March 31, 2017 compared to the quarter ended March 31, 2016 are as follows:

	Quarter Ended March 31, 2017 versus 2016
	Average Net Selling Price	Unit Shipments
Chile	4%	23%
Brazil	11%	1%
For the quarter ended March 31, 2017, compared to the same period in 2016, sales volumes in Chile increased due to increased imports and improving local markets and in Brazil, sales volumes remained flat due to the unsettled political environment in Brazil.
Sales prices in Chile and Brazil increased for the first quarter ended March 31, 2017 as compared to the corresponding period in 2016 due to increases in prices translated into U.S. dollars. Local currency selling prices in Chile were approximately 2% lower and in Brazil were 10% lower for the quarter ended March 31, 2017 as compared to the corresponding period in 2016.
For the quarter ended March 31, 2017, compared to the same period in 2016, results of operations were flat with the increases in sales fully offset by decreases in sales price in local currency and increases in product costs primarily related to currency fluctuations.
OTHER PRODUCTS
Our other products segment includes our remaining timber and timberlands and other minor products, services and closed operations which are not classified as discontinued operations.

Segment sales, operating losses and Adjusted EBITDA for this category are as follows:

	Quarter Ended March 31,
	2017	2016	Change
Net sales	$8.7	$6.1	43%
Operating losses	$(0.2)	$(0.4)	50%
Adjusted EBITDA	$0.7	$—	NM
GENERAL CORPORATE AND OTHER EXPENSE, NET
For the quarter ended March 31, 2017 compared to the same period in 2016, general corporate expenses increased 18% primarily due to higher incentive compensation expense due to improved financial performance and increased costs associated with corporate initiatives related to sales and marketing activities. General corporate and other expenses primarily consist of corporate overhead such as wages and benefits, professional fees, insurance and other expenses for corporate functions including certain executive officers, public company costs, information technology, financial services, environmental and safety, legal, supply management, human resources and other corporate functions.
NON-OPERATING INCOME AND EXPENSE
Components of non-operating income and expense are as follows:

	Quarter Ended March 31,
Dollar amounts in millions	2017	2016
Investment income	$1.7	$1.8
SERP market adjustments	0.3	—
Investment income	2.0	1.8

Interest expense	(5.2)	(8.1)
Amortization of debt charges	(0.2)	(0.3)
Capitalized interest	0.4	0.4
Interest expense, net of capitalized interest	(5.0)	(8.0)

Foreign currency gain (loss)	(0.3)	0.5
Total non-operating expense	$(3.3)	$(5.7)

INCOME TAXES
For the first quarter of 2017, we recorded an income tax expense on continuing operations of 22% as compared to 30% in the comparable period of 2016. The primary differences between the U.S. statutory rate of 35% and the effective rate applied to continuing operations for the first three months of 2017 relate to foreign tax rates, changes in Canadian valuation allowances and recognition of research and development tax credits from prior years. For the first quarter of 2016, the primary differences between the U.S. statutory rate of 35% and the effective rate applied to continuing operations relate to foreign tax rates, changes in Canadian valuation allowances and a charge associated with excess tax deficiencies in connection with LP's stock-based compensation plans.
Each quarter the income tax accrual is adjusted to the latest estimate and the difference from the previously accrued year-to-date balance is recorded in the current quarter.

OTHER COMPREHENSIVE INCOME (LOSS)

	Quarter Ended March 31,
Dollar amounts in millions	2017	2016
Foreign currency translation adjustments	$2.8	$6.1
Unrealized gain (loss) on marketable securities	0.3	—
Defined benefit plans	0.9	0.1
Comprehensive income (loss)	$4.0	$6.2

LEGAL AND ENVIRONMENTAL MATTERS
For a discussion of legal and environmental matters involving us and the potential impact thereof on our financial position, results of operations and cash flows, see Items 3, 7 and 8 in our Annual Report on Form 10-K for the year ended December 31, 2016 and Note 8 to the Notes to the financial statements contained herein.
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
OPERATING ACTIVITIES
During the first three months of 2017, operating activities provided $20.8 million of cash compared to $4.9 million of cash used during the first three months of 2016. This change was primarily related to improvements in operating results (higher OSB pricing and increased siding sales) offset by decreases in accounts payable and accrued liabilities and by increases in receivables.
INVESTING ACTIVITIES
During the first three months of 2017, cash used in investing activities was approximately $26.0 million. Capital expenditures in the first three months of 2017 were $26.1 million. Included in “Accounts payable” is $6.9 million related to capital expenditures that had not yet been paid as of March 31, 2017.
During the first three months of 2016, cash used in investing activities was approximately $26.2 million. Capital expenditures in the first three months of 2016 were $26.3 million. Included in “Accounts payable” was $12.1 million related to capital expenditures that had not yet been paid as of March 31, 2016.
Capital expenditures in 2017 are expected to be approximately $175 million to $200 million related to productivity improvements, growth and maintenance projects and our South American expansion.

FINANCING ACTIVITIES
During the first three months of 2017, cash used by financing activities was $5.5 million. We used $1.2 million to repay outstanding debt in the first three months of 2017 and $4.7 million to repurchase stock from employees in connection with income tax withholding requirements associated with our employee equity plans.
During the first three months of 2016, cash used by financing activities was $1.9 million. We used $1.1 million to repay outstanding debt in the first three months of 2016 and $0.9 million to repurchase stock in connection with income tax withholding requirements associated with our employee equity plans.
POTENTIAL IMPAIRMENTS
We continue to review several mills and investments for potential impairments. Management currently believes we have adequate support for the carrying value of each of these assets based upon the anticipated cash flows that result from our estimates of future demand, pricing and production costs assuming certain levels of planned capital expenditures. As of March 31, 2017, the fair value of facilities that have not been indefinitely curtailed was in excess of their carrying value and supports the conclusion that no impairment is necessary for those facilities.
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
Some of our products are sold as commodities and therefore sales prices fluctuate daily based on market factors over which we have little or no control. The most significant commodity product we sell is OSB. Based upon an assumed annual production capacity of 4.9 billion square feet (3/8" basis) or 4.2 billion square feet (7/16" basis), a $1 change in the annual average price per square foot on 7/16" basis would change annual pre-tax profits by approximately $4.2 million.
We historically have not entered into material commodity futures and swaps, although we may do so in the future.

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2017, our Chief Executive Officer and Chief Financial Officer have carried out, with the participation of the Company's Disclosure Practices Committee and the Company's management, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Act). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that LP’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
We had no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
SUMMARY OF PRODUCTION VOLUMES
The following table sets forth production volumes for the quarter ended March 31, 2017 and 2016.

	Quarter Ended
	March 31,
	2017	2016
Oriented strand board, million square feet 3/8" basis	1,055	1,052
Oriented strand board, million square feet 3/8" basis (produced by North America non-OSB segment mills)	67	64
Wood-based siding, million square feet 3/8" basis	350	331
Engineered I-Joist, million lineal feet (1)	21	19
Laminated veneer lumber (LVL), thousand cubic feet and laminated strand lumber (LSL), thousand cubic feet (1) (2)	2,754	2,529
(1) Includes purchases of products from joint ventures or purchased under contract manufacturing arrangements.
(2) Includes LVL and LSL production which is used in the production of I-Joist as well as sold as end products.
INDUSTRY PRODUCT TRENDS
The following table sets forth the average wholesale price of OSB in the United States for the periods specified in dollars per 1,000 square feet.

	OSB Western Canada 7/16" Basis	OSB Southwest 7/16" Basis	OSB N. Central 7/16" Basis
Average
2016 1st Qtr. Avg.	$191	$230	$226
2017 1st Qtr. Avg.	$263	$308	$292

Source:	Random Lengths

PART II -OTHER INFORMATION

Item 1.	Legal Proceedings.
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

We have a high degree of product concentration. OSB accounted for about 51% of our North American sales in 2016 compared to 47% in 2015 and we expect OSB sales to continue to account for a substantial portion of our revenues and profits in the future. Concentration of our business in the OSB market further increases our sensitivity to commodity pricing and price volatility. Historical prices for our commodity products have been volatile, and we, like other participants in the building products industry, have limited influence over the timing and extent of price changes for our products. Commodity product pricing is significantly affected by the relationship between supply and demand in the building products industry. Product supply is influenced primarily by fluctuations in available manufacturing capacity. Demand is affected by the state of the economy in general and a variety of other factors, including the level of new residential construction activity and home repair and remodeling activity, changes in the availability and cost of mortgage financing. In this competitive environment with so many variables for which we do not control, we cannot assure you that pricing for OSB will not decline from current levels.

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

We have not independently verified the results of third-party research or confirmed assumptions or judgments upon which it may be based, and the forecasted and other forward-looking information contained therein is subject to inherent uncertainties. We refer in this report and other documents that we file with the SEC to historical, forecasted and other forward-looking information published by sources such as FEA (Forest Economic Advisors, LLC), Random Lengths and the U.S. Census Bureau that we believe to be reliable. However, we have not independently verified this information and, with respect to the forecasted and forward-looking information, have not independently confirmed the assumptions and judgments upon which it is based. Forecasted and other forward looking information is necessarily based on assumptions regarding future occurrences, events, conditions and circumstances and subjective judgments relating to various matters, and is subject to inherent uncertainties. Actual results may differ materially from the results expressed or implied by, or based upon, such forecasted and forward-looking information.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On October 31, 2014, LP’s Board of Directors authorized LP to repurchase up to $100 million of LP’s common stock. LP may initiate, discontinue or resume purchases of its common stock under this authorization in the open market, in privately negotiated transactions or otherwise at any time or from time to time without prior notice. As of May 5, 2017, no purchases have occurred under this authorization.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not applicable,

Item 5.	Other Information.

None.

Item 6.	Exhibits.

10.29	Form of Award Agreement under the 2013 Omnibus Stock Plan for Restricted Stock Awards for Directors.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certifications pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

100.INS	XBRL Instance Document

100.SCH	XBRL Taxonomy Extension Schema Document

100.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

100.DEF	XBRL Taxonomy Extension Definition Linkbase Document

100.LAB	XBRL Taxonomy Extension Label Linkbase Document

100.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOUISIANA-PACIFIC CORPORATION

Date:	May 5, 2017	BY:	/S/ CURTIS M. STEVENS
Curtis M. Stevens
Chief Executive Officer

Date:	May 5, 2017	BY:	/S/ SALLIE B. BAILEY
Sallie B. Bailey
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)