Form 10-Q
period 2017-06-30
LOUISIANA-PACIFIC CORP
filed 2017-08-01
CIK 60519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
For Quarterly Period Ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 144,797,161 shares of Common Stock, $1 par value, outstanding as of August 1, 2017.
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

Item 1.	Financial Statements.
CONSOLIDATED BALANCE SHEETS
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	June 30, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$740.0	$659.3
Receivables, net of allowance for doubtful accounts of $1.0 million at June 30, 2017 and December 31, 2016	153.8	108.3
Inventories	221.7	234.6
Prepaid expenses and other current assets	9.3	6.1
Current portion of notes receivable from asset sales	22.2	—
Assets held for sale	8.7	8.2
Total current assets	1,155.7	1,016.5
Timber and timberlands	52.6	53.5
Property, plant and equipment	2,436.2	2,410.8
Accumulated depreciation	(1,569.4)	(1,527.6)
Property, plant and equipment, net	866.8	883.2
Goodwill	9.7	9.7
Notes receivable from asset sales	—	22.2
Investments in and advances to affiliates	7.2	6.2
Restricted cash	13.2	13.2
Other assets	56.1	22.4
Long-term deferred tax asset	1.5	4.3
Total assets	$2,162.8	$2,031.2
LIABILITIES AND EQUITY
Current portion of long-term debt	$1.5	$2.6
Current portion of limited recourse notes payable	22.0	—
Accounts payable and accrued liabilities	203.7	222.8
Current portion of contingency reserves	3.4	3.4
Total current liabilities	230.6	228.8
Long-term debt, excluding current portion	352.6	374.4
Deferred income taxes	37.5	27.7
Contingency reserves, excluding current portion	12.4	12.7
Other long-term liabilities	181.3	191.9
Stockholders’ equity:
Common stock, $1 par value, 200,000,000 shares authorized, 153,358,542 shares issued	153.4	153.4
Additional paid-in capital	475.2	478.2
Retained earnings	1,039.8	890.3
Treasury stock, 8,561,381 shares and 9,041,733 shares, at cost	(179.2)	(189.0)
Accumulated comprehensive loss	(140.8)	(137.2)
Total stockholders’ equity	1,348.4	1,195.7
Total liabilities and stockholders’ equity	$2,162.8	$2,031.2
The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Quarter Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	$694.1	$582.4	$1,305.0	$1,087.0
Operating costs and expenses:
Cost of sales	485.7	443.1	940.7	858.6
Depreciation and amortization	29.6	28.5	60.2	56.4
Selling and administrative	47.0	46.5	95.6	88.8
(Gain) loss on sale or impairment of long-lived assets, net	(3.1)	0.7	(2.5)	0.7
Other operating credits and charges, net	2.0	11.4	5.4	11.4
Total operating costs and expenses	561.2	530.2	1,099.4	1,015.9
Income from operations	132.9	52.2	205.6	71.1

Non-operating income (expense):
Interest expense, net of capitalized interest	(4.9)	(9.3)	(9.9)	(17.3)
Investment income	2.3	2.1	4.3	3.9
Other non-operating items	(1.5)	1.4	(1.8)	1.9
Total non-operating income (expense)	(4.1)	(5.8)	(7.4)	(11.5)

Income before taxes and equity in income of unconsolidated affiliates	128.8	46.4	198.2	59.6
Provision for income taxes	36.0	16.2	51.5	20.6
Equity in income of unconsolidated affiliates	(1.7)	(1.5)	(2.8)	(3.0)
Net income	$94.5	$31.7	$149.5	$42.0

Net income per share of common stock:
Net income per share - basic	$0.65	$0.22	$1.04	$0.29
Net income per share - diluted	$0.65	$0.22	$1.02	$0.29

Weighted average shares of stock outstanding - basic	144.5	143.4	144.3	143.1
Weighted average shares of stock outstanding - diluted	146.2	145.2	146.0	145.1
The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	Quarter Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$94.5	$31.7	$149.5	$42.0
Other comprehensive income (loss):
Foreign currency translation adjustments	(8.5)	4.1	(5.7)	10.2
Unrealized gain (loss) on investments, net of tax	0.1	(0.2)	0.4	(0.2)
Defined benefit pension plans:
Change in benefit obligations, translation adjustment	(0.2)	0.1	(0.4)	(0.9)
Amortization of amounts included in net periodic benefit cost:
Actuarial loss, net of tax	0.8	0.8	1.7	1.8
Prior service cost, net of tax	0.2	—	0.4	0.1
Other comprehensive income (loss)	(7.6)	4.8	(3.6)	11.0
Comprehensive income	$86.9	$36.5	$145.9	$53.0
The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	Quarter Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$94.5	$31.7	$149.5	$42.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29.6	28.5	60.2	56.4
Equity in income of unconsolidated affiliates, including dividends	(0.4)	(0.2)	(1.0)	0.3
(Gain) loss on sale or impairment of long-lived assets, net	(3.1)	0.7	(2.5)	0.7
Other operating credits and charges, net	2.0	11.4	5.4	11.4
Stock-based compensation related to stock plans	1.9	3.2	6.0	6.2
Exchange (gain) loss on remeasurement	1.5	(0.8)	1.7	(0.7)
Cash settlements of warranties, net of accruals	(2.4)	(3.3)	(5.6)	(6.8)
Pension expense, net of contributions	(2.1)	1.0	(0.7)	1.4
Non-cash interest (income) expense, net	0.1	(0.2)	0.2	0.2
Other adjustments, net	(0.6)	(0.4)	(0.3)	(0.7)
Changes in assets and liabilities:
Increase in receivables	(5.1)	(3.3)	(44.8)	(51.1)
(Increase) decrease in inventories	37.8	18.9	13.0	(8.0)
Increase in prepaid expenses	(2.7)	(3.7)	(3.3)	(2.6)
Increase (decrease) in accounts payable and accrued liabilities	14.6	10.3	(5.3)	36.3
Increase (decrease) in income taxes	(24.8)	15.3	(10.9)	19.2
Net cash provided by operating activities	140.8	109.1	161.6	104.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment additions	(19.6)	(24.8)	(45.7)	(51.1)
Proceeds from sales of assets	3.2	0.1	3.2	0.1
Increase in restricted cash under letters of credit/credit facility	—	(0.3)	—	(0.3)
Payment of long-term deposit	(32.0)	—	(32.0)	—
Other investing activities	(0.1)	(0.3)	—	(0.2)
Net cash used in investing activities	(48.5)	(25.3)	(74.5)	(51.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(0.1)	(6.8)	(1.3)	(7.9)
Sale of common stock, net of cash payments under equity plans	(0.8)	(0.2)	(0.4)	(0.1)
Taxes paid related to net share settlement of equity awards	(0.1)	(7.2)	(4.8)	(8.1)
Net cash used in financing activities	(1.0)	(14.2)	(6.5)	(16.1)
EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	(0.8)	1.0	0.1	3.5
Net increase in cash and cash equivalents	90.5	70.6	80.7	40.1
Cash and cash equivalents at beginning of period	649.5	404.2	659.3	434.7
Cash and cash equivalents at end of period	$740.0	$474.8	$740.0	$474.8
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
NOTE 2 - STOCK-BASED COMPENSATION
LP has a Management Incentive Plan (MIP) that is administered by the Compensation Committee of the Board of Directors. The Compensation Committee authorizes the grants of restricted stock (shares or units), performance share awards payable in stock based upon the attainment of specified performance goals, stock settled stock appreciation rights (SSARs), other stock-based awards and cash-based awards at the discretion of the Compensation Committee. A detailed discussion of this is included in Note 14 to the consolidated financial statements included in LP's Annual Report on Form 10-K for the fiscal year ended December 31, 2016. As of June 30, 2017, 2.7 million shares were available for grant under the 2013 Omnibus Plan.

	Quarter Ended June 30,		Six Months Ended June 30,
Dollar amounts in millions	2017	2016	2017	2016
Total stock-based compensation expense (costs of sales and general and administrative)	$1.9	$3.2	$6.0	$6.2
Income tax provision related to stock-based compensation	$0.3	$(4.7)	$0.3	$(2.8)
Impact on cash flow due to taxes paid related to net share settlement of equity awards	$0.1	$7.2	$4.8	$8.1

At June 30, 2017, $14.2 million of compensation cost related to unvested performance shares, restricted stock and SSARs attributable to future service had not yet been recognized.
Grants of awards
During the first six months of 2017, the Company granted 121,724 performance units at an average grant date fair value of $24.87 per share, 285,934 SSARs at an average grant date fair value of $8.02 per share and 326,880 restricted stock awards (shares or units) at an average grant date fair value of $19.56 per share.
NOTE 3 – FAIR VALUE MEASUREMENTS
LP estimated its Senior Notes due in 2024 to have a fair value of $355.3 million at June 30, 2017 and $344.3 million at December 31, 2016 based upon market quotations.
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

Dollar and share amounts in millions, except per share amounts	Quarter Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net income	$94.5	$31.7	$149.5	$42.0
Denominator:
Denominator for basic earnings per share:
Weighted average common shares outstanding - basic	144.5	143.4	144.3	143.1
Effect of dilutive securities:
Dilutive effect of stock warrants	—	0.2	—	0.3
Dilutive effect of employee stock plans	1.7	1.6	1.7	1.7
Dilutive potential common shares	1.7	1.8	1.7	2.0
Denominator for diluted earnings per share:
Weighted average shares outstanding - diluted	146.2	145.2	146.0	145.1
Net income per share of common stock:
Net income per share - basic	$0.65	$0.22	$1.04	$0.29
Net income per share - diluted	$0.65	$0.22	$1.02	$0.29
For the quarter and six months ended June 30, 2017, restricted stock (shares or units), performance share awards and SSARs relating to approximately 0.2 million shares of LP common stock were considered not in-the-money for purposes of LP's earnings per share calculation.
For the quarter and six months ended June 30, 2016, restricted stock (shares or units), performance share awards, SSARs and warrants relating to approximately 2.6 million shares of LP common stock were considered not in-the-money for purposes of LP's earnings per share calculation.
NOTE 5 – RECEIVABLES
Receivables consist of the following:

Dollar amounts in millions	June 30, 2017	December 31, 2016
Trade receivables	$141.1	$96.1
Income tax receivable	2.2	1.7
Other receivables	11.5	11.5
Allowance for doubtful accounts	(1.0)	(1.0)
Total	$153.8	$108.3
Other receivables at June 30, 2017 and December 31, 2016 primarily consist of sales tax receivables, vendor rebates, interest receivables, a receivable associated with an affiliate and other miscellaneous receivables.

NOTE 6 – INVENTORIES
Inventories are valued at the lower of cost or net realizable value. Inventory cost includes materials, labor and operating overhead. The major types of inventories are as follows (work in process is not material):

Dollar amounts in millions	June 30, 2017	December 31, 2016
Logs	$44.2	$54.6
Other raw materials	24.5	23.0
Semi-finished inventory	18.9	16.8
Finished products	134.1	140.2
Total	$221.7	$234.6
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
For the first six months of 2017, the primary differences between the U.S. statutory rate of 35% and the effective rate applicable to LP’s income relate to foreign tax rates, changes in Canadian valuation allowances, and the deduction for US Domestic production activities. For the first six months of 2016, the primary differences between the U.S. statutory rate of 35% and the effective rate applicable to LP’s continuing operations relate to foreign tax rates, changes in Canadian and state valuation allowances, excess tax benefits in connection with LP's stock-based compensation plans and an increase in the reserve for unrecognized tax benefits associated with LP's South American operations.
During the second quarter of 2017, LP deposited $32.0 million with the U.S. I.R.S. to suspend the running of interest on potential underpayments of disputable income tax amounts for the year 2016.
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

NOTE 8 - OTHER OPERATING CREDITS AND CHARGES

During the second quarter of 2017, LP recorded an expense of $2.0 million related to an increase in product related warranty reserves associated with CanExel products sold in specific geographic locations and for a specific time period.

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

NOTE 10 – SELECTED SEGMENT DATA
LP operates in four segments: Siding, North America Oriented Strand Board (OSB), Engineered Wood Products (EWP) and South America. LP’s business units have been aggregated into these four segments based upon the similarity of economic characteristics, customers and distribution methods. LP’s results of operations are summarized below for each of these segments separately as well as for the “other” category which comprises other products that are not individually significant. Segment information was prepared in accordance with the same accounting principles as those described in Note 1 of the Notes to the financial statements included in LP’s Annual Report on Form 10-K for the year ended December 31, 2016.

	Quarter Ended June 30,		Six Months Ended June 30,
Dollar amounts in millions	2017	2016	2017	2016
Net Sales
Siding	$231.0	$207.2	$445.0	$388.5
OSB	325.0	252.8	593.4	469.8
EWP	94.2	78.0	176.3	149.8
South America	38.7	41.0	76.5	71.5
Other	7.1	6.6	15.8	12.7
Intersegment sales	(1.9)	(3.2)	(2.0)	(5.3)
	$694.1	$582.4	$1,305.0	$1,087.0
Operating profit (loss):
Siding	$48.5	$41.8	$88.7	$68.7
OSB	102.6	44.0	163.0	59.3
EWP	5.1	0.5	5.7	(2.0)
South America	5.5	6.9	10.6	12.0
Other	(0.9)	(0.2)	(1.1)	(0.6)
Other operating credits and charges, net	(2.0)	(11.4)	(5.4)	(11.4)
Gain (loss) on sale or impairment of long-lived assets, net	3.1	(0.7)	2.5	(0.7)
General corporate and other expenses, net	(27.3)	(27.2)	(55.6)	(51.2)
Interest expense, net of capitalized interest	(4.9)	(9.3)	(9.9)	(17.3)
Investment income	2.3	2.1	4.3	3.9
Other non-operating items	(1.5)	1.4	(1.8)	1.9
Income from operations before taxes	130.5	47.9	201.0	62.6
Provision for income taxes	36.0	16.2	51.5	20.6
Net income	$94.5	$31.7	$149.5	$42.0
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
NOTE 12 – DEFINED BENEFIT PENSION PLANS
The following table sets forth the net periodic pension cost for LP’s defined benefit pension plans during the quarter and six months ended June 30, 2017 and 2016. The net periodic pension cost included the following components:

	Quarter Ended June 30,		Six Months Ended June 30,
Dollar amounts in millions	2017	2016	2017	2016
Service cost	$1.4	$1.2	$2.7	$2.4
Interest cost	3.3	3.3	6.5	6.7
Expected return on plan assets	(3.3)	(3.3)	(6.5)	(6.7)
Amortization of prior service cost [1]	0.2	0.1	0.4	0.2
Amortization of net loss [1]	1.4	1.4	2.8	2.8
Net periodic pension cost	$3.0	$2.7	$5.9	$5.4
1The amortization of prior service costs and net loss are included in the amounts reclassified from accumulated other comprehensive income (loss); see Note 14 for additional details. The net periodic pension cost is included in Cost of sales and Selling and administrative expense in the Consolidated Statements of Income.
During the six months ended June 30, 2017, LP made $6.6 million in pension contributions to its defined benefit pension plans. LP expects to contribute between $3.0 million and $5.0 million to its defined benefit pension plans in the remaining months of 2017.
NOTE 13 – PRODUCT WARRANTY
LP provides warranties on the sale of most of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The activity in warranty reserves for the quarter ended June 30, 2017 and 2016 are summarized in the following table:

	Quarter Ended June 30,		Six Months Ended June 30,
Dollar amounts in millions	2017	2016	2017	2016
Beginning balance	$24.5	$18.1	$24.1	$21.0
Accrued to expense	0.2	0.3	0.4	0.4
Accrued to other operating credits and charges	2.0	10.9	5.4	10.9
Foreign currency translation	1.2	(0.1)	1.4	0.5
Payments made	(2.6)	(3.6)	(6.0)	(7.2)
Total warranty reserves	25.3	25.6	25.3	25.6
Current portion of warranty reserves	(9.0)	(9.0)	(9.0)	(9.0)
Long-term portion of warranty reserves	$16.3	$16.6	$16.3	$16.6
LP continues to monitor warranty and other claims associated with these products and believes as of June 30, 2017 that the reserves associated with these matters are adequate. However, it is possible that additional charges may be required in the future.
The current portion of the warranty reserve is included in the caption “Accounts payable and accrued liabilities” and the long-term portion is included in the caption “Other long-term liabilities” on LP’s Consolidated Balance Sheets.
NOTE 14 - OTHER COMPREHENSIVE INCOME

Other comprehensive income activity, net of tax, is provided in the following table for the quarter and six months ended June 30, 2017:

		Pension Adjustments
Dollar amounts in millions	Foreign currency translation adjustments	Actuarial losses	Prior service costs	Unrealized gain (loss) on investments	Other	Total
Balance at March 31, 2017	$(43.5)	$(87.0)	$(5.0)	$3.0	$(0.7)	$(133.2)
Other comprehensive income (loss) before reclassifications	(8.5)	(0.2)	—	0.2	—	(8.5)
Income taxes	—	—	—	(0.1)	—	(0.1)
Net other comprehensive income (loss) before reclassifications	(8.5)	(0.2)	—	0.1	—	(8.6)
Amounts reclassified from accumulated comprehensive income (loss)	—	1.4	0.3	—	—	1.7
Income taxes	—	(0.6)	(0.1)	—	—	(0.7)
Net amounts reclassified from cumulative other comprehensive income (loss)	—	0.8	0.2	—	—	1.0
Total other comprehensive income (loss)	(8.5)	0.6	0.2	0.1	—	(7.6)
Balance at June 30, 2017	$(52.0)	$(86.4)	$(4.8)	$3.1	$(0.7)	$(140.8)

		Pension Adjustments
Dollar amounts in millions	Foreign currency translation adjustments	Actuarial losses	Prior service costs	Unrealized gain (loss) on investments	Other	Total
Balance at December 31, 2016	$(46.3)	$(87.7)	$(5.2)	$2.7	$(0.7)	$(137.2)
Other comprehensive income (loss) before reclassifications	(5.7)	(0.4)	—	0.7	—	(5.4)
Income taxes	—	—	—	(0.3)	—	(0.3)
Net other comprehensive income (loss) before reclassifications	(5.7)	(0.4)	—	0.4	—	(5.7)
Amounts reclassified from accumulated comprehensive income (loss)	—	2.8	0.6	—	—	3.4
Income taxes	—	(1.1)	(0.2)	—	—	(1.3)
Net amounts reclassified from cumulative other comprehensive income (loss)	—	1.7	0.4	—	—	2.1
Total other comprehensive income (loss)	(5.7)	1.3	0.4	0.4	—	(3.6)
Balance at June 30, 2017	$(52.0)	$(86.4)	$(4.8)	$3.1	$(0.7)	$(140.8)

Other comprehensive income activity, net of tax, is provided in the following table for the quarter and six months ended June 30, 2016:

		Pension Adjustments
Dollar amounts in millions	Foreign currency translation adjustments	Actuarial losses	Prior service costs	Unrealized gain (loss) on investments	Other	Total
Balance at March 31, 2016	$(49.0)	$(87.8)	$(5.4)	$3.3	$(1.0)	$(139.9)
Other comprehensive income (loss) before reclassifications	4.1	0.1	—	(0.3)	—	3.9
Income taxes	—	—	—	0.1	—	0.1
Net other comprehensive income (loss) before reclassifications	4.1	0.1	—	(0.2)	—	4.0
Amounts reclassified from accumulated other comprehensive income	—	1.4	0.1	—	—	1.5
Income taxes	—	(0.6)	(0.1)	—	—	(0.7)
Net amounts reclassified from cumulative other comprehensive income	—	0.8	—	—	—	0.8
Total other comprehensive income (loss)	4.1	0.9	—	(0.2)	—	4.8
Balance at June 30, 2016	$(44.9)	$(86.9)	$(5.4)	$3.1	$(1.0)	$(135.1)

		Pension Adjustments
Dollar amounts in millions	Foreign currency translation adjustments	Actuarial losses	Prior service costs	Unrealized gain (loss) on investments	Other	Total
Balance at December 31, 2015	$(55.1)	$(87.8)	$(5.5)	$3.3	$(1.0)	$(146.1)
Other comprehensive income (loss) before reclassifications	10.2	(0.9)	—	(0.3)	—	9.0
Income taxes	—	—	—	0.1	—	0.1
Net other comprehensive income (loss) before reclassifications	10.2	(0.9)	—	(0.2)	—	9.1
Amounts reclassified from accumulated other comprehensive income	—	2.8	0.2	—	—	3.0
Income taxes	—	(1.0)	(0.1)	—	—	(1.1)
Net amounts reclassified from cumulative other comprehensive income	—	1.8	0.1	—	—	1.9
Total other comprehensive income (loss)	10.2	0.9	0.1	(0.2)	—	11.0
Balance at June 30, 2016	$(44.9)	$(86.9)	$(5.4)	$3.1	$(1.0)	$(135.1)

The amounts reclassified from accumulated other comprehensive income (loss) are included in the computation of net periodic pension cost; see Note 12 for additional details. The net periodic pension cost is included in Cost of sales and Selling and administrative expense in the Consolidated Statements of Income.

NOTE 15 - RECENT AND PROSPECTIVE ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) 605, Revenue Recognition. The new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective on January 1, 2018. LP has elected to adopt the revenue recognition standard in the first quarter of 2018 with a cumulative adjustment to retained earnings. Based upon current interpretations, LP does not anticipate the adoption of this standard to have a material impact on LP’s financial statements.

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

In May 2017, the FASB issued ASU 2017-09, Modification Accounting for Share-Based Payment Arrangements. The standard amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. The new standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. LP does not expect the adoption of this new standard to have a material impact on its consolidated results of operations and financial position.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
LP is a leading manufacturer of sustainable, quality engineered wood building materials including Oriented Strand Board (OSB), structural framing products, and exterior siding for use in residential, industrial and light commercial construction. Our products are used primarily in new home construction, repair and remodeling, and outdoor structures. We also market and sell our products in light industrial and commercial construction and we have a modest export business. Our manufacturing facilities are primarily located in the U.S. and Canada, but we also operate two facilities in Chile and one facility in Brazil.
To serve these markets, we operate in four segments: Siding; North America Oriented Strand Board (OSB); Engineered Wood Products (EWP); and South America.
Demand for our products correlates to a significant degree to the level of new home construction activity in North America, which historically has been characterized by significant cyclicality. For the second quarter and first six months of 2017, the U.S. Department of Census reported that U.S. single and multi-family housing starts were 1% higher than for the same quarter of 2016 and 4% higher than the comparable six month period. OSB is sold as a commodity for which sales prices fluctuate daily based on market factors over which we have little or no control. We cannot predict whether the prices of our OSB products will remain at current levels or increase or decrease in the future. OSB prices (NC 7/16"), as reported by Random Lengths, were 24% higher for the second quarter of 2017 and 27% for the first six months of 2017 compared to the same periods in 2016.
For additional factors affecting our results, refer to the Management Discussion and Analysis of Financial Condition and Results of Operations overview contained in our Annual Report on Form 10-K for the year ended December 31, 2016 and to “About Forward-Looking Statements” and “Risk Factors” in this report.

EXECUTIVE SUMMARY

We recorded a 19% increase in sales to $694.1 million for the quarter ended June 30, 2017 from $582.4 million reported for the quarter ended June 30, 2016. We recorded income from operations of $132.9 million for the quarter ended June 30, 2017 compared to $52.2 million for the quarter ended June 30, 2016. We recorded net income of $94.5 million ($0.65 per diluted share) for the quarter ended June 30, 2017 compared to $31.7 million ($0.22 per diluted share) for the quarter ended June 30, 2016. We reported an increase of $64.6 million in Adjusted EBITDA for the second quarter of 2017 as compared to the second quarter of 2016. Improvements in OSB pricing in all North American operations had a positive impact on our operating results of $71.0 million for the quarter ended June 30, 2017 as compared to the quarter ended June 30, 2016.

We recorded a 20% increase in sales to $1.3 billion for the six months ended June 30, 2017 from $1.1 billion reported for the six months ended June 30, 2016. We recorded income from operations of $205.6 million for the six months ended June 30, 2017 compared to $71.1 million for the six months ended June 30, 2016. We recorded net income of $149.5 million ($1.02 per diluted share) for the six months ended June 30, 2017 compared to $42.0 million ($0.29 per diluted share) for the six months ended June 30, 2016. We reported an increase of $125.0 million in Adjusted EBITDA for the six months ended June 30, 2017 compared to the same period in 2016. Improvements in OSB pricing in all North American operations had a positive impact on our operating results of $127.7 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.

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
Environmental Contingencies. Our estimates of loss contingencies for environmental matters are based on various judgments and assumptions. These estimates typically reflect judgments and assumptions relating to the probable nature, magnitude and timing of required investigation, remediation and/or monitoring activities and the probable cost of these activities, and in some cases reflect judgments and assumptions relating to the obligation or willingness and ability of third parties to bear a proportionate or allocated share of the cost of these activities, including third parties who purchased assets from us subject to environmental liabilities. We consider the ability of third parties to pay their apportioned cost when developing our estimates. In making these judgments and assumptions related to the development of our loss contingencies, we consider, among other things, the activity to date at particular sites, information obtained through consultation with applicable regulatory authorities and third-party consultants and contractors and our historical experience at other sites that are judged to be comparable. Due to the numerous variables associated with these judgments and assumptions, and the effects of changes in governmental regulation and environmental technologies, both the precision and reliability of the resulting estimates of the related contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to environmental loss contingencies and, as additional information becomes known, may change our estimates significantly. At June 30, 2017, we excluded from our estimates approximately $2.0 million of potential environmental liabilities that we estimate will be allocated to third parties pursuant to existing and anticipated future cost-sharing arrangements.
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
Judgment is also applied in determining whether deferred tax assets will be realized in full or in part. When we consider it to be more likely than not that all or some portion of a deferred tax asset will not be realized, a valuation allowance is established for the amount of the deferred tax asset that is estimated not to be realizable. As of June 30, 2017, we had established valuation allowances against certain deferred tax assets, primarily related to foreign and state carryovers of net operating losses, credits and capital losses. We have not established valuation allowances against other deferred tax assets based upon positive evidence such as recent earnings history, generally improving economic conditions and deferred tax liabilities which we anticipate to reverse within the carry forward period. Accordingly, changes in facts or circumstances affecting the likelihood of realizing a deferred tax asset could result in the need to record additional valuation allowances.
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

The following table represents significant items by operating segment and reconciles net income (loss) to EBITDA and Adjusted EBITDA:

Quarter Ended June 30, 2017 (Dollar amounts in millions)	Siding	OSB	EWP	South America	Other	Corporate	Total
Net Sales	$231.0	$325.0	$94.2	$38.7	$7.1	$(1.9)	$694.1
Depreciation and amortization	7.5	14.9	3.7	2.2	0.5	0.8	29.6
Cost of sales and selling and administrative	175.0	207.5	87.1	31.0	7.5	24.6	532.7
Gain on sale or impairment of long lived assets, net	—	—	—	—	—	(3.1)	(3.1)
Other operating credits and charges, net	—	—	—	—	—	2.0	2.0
Total operating costs	182.5	222.4	90.8	33.2	8.0	24.3	561.2
Income (loss) from operations	48.5	102.6	3.4	5.5	(0.9)	(26.2)	132.9
Total non-operating expense	—	—	—	—	—	(4.1)	(4.1)
Income (loss) before taxes and equity in income of unconsolidated affiliates	48.5	102.6	3.4	5.5	(0.9)	(30.3)	128.8
Income tax provision	—	—	—	—	—	36.0	36.0
Equity in income of unconsolidated affiliates	—	—	(1.7)	—	—	—	(1.7)
Net income (loss)	$48.5	$102.6	$5.1	$5.5	$(0.9)	$(66.3)	$94.5
Reconciliation of net income (loss) to Adjusted EBITDA
Net income (loss)	$48.5	$102.6	$5.1	$5.5	$(0.9)	$(66.3)	$94.5
Income tax provision	—	—	—	—	—	36.0	36.0
Interest expense, net of capitalized interest	—	—	—	—	—	4.9	4.9
Depreciation and amortization	7.5	14.9	3.7	2.2	0.5	0.8	29.6
EBITDA	56.0	117.5	8.8	7.7	(0.4)	(24.6)	165.0
Stock-based compensation expense	0.2	0.2	0.1	—	—	1.4	1.9
Gain on sale or impairment of long lived assets, net	—	—	—	—	—	(3.1)	(3.1)
Investment income	—	—	—	—	—	(2.3)	(2.3)
Other operating credits and charges, net	—	—	—	—	—	2.0	2.0
Adjusted EBITDA	$56.2	$117.7	$8.9	$7.7	$(0.4)	$(26.6)	$163.5
Adjusted EBITDA Margin	24.3%	36.2%	9.4%	19.9%	(5.6)%	NA	23.6%

Quarter Ended June 30, 2016 (Dollar amounts in millions)	Siding	OSB	EWP	South America	Other	Corporate	Total
Net Sales	$207.2	$252.8	$78.0	$41.0	$6.6	$(3.2)	$582.4
Depreciation and amortization	7.3	14.7	3.2	2.2	0.4	0.7	28.5
Cost of sales and selling and administrative	158.1	194.1	75.8	31.9	6.4	23.3	489.6
Loss on sale or impairment of long lived assets, net	—	—	—	—	—	0.7	0.7
Other operating credits and charges, net	—	—	—	—	—	11.4	11.4
Total operating costs	165.4	208.8	79.0	34.1	6.8	36.1	530.2
Income (loss) from operations	41.8	44.0	(1.0)	6.9	(0.2)	(39.3)	52.2
Total non-operating expense	—	—	—	—	—	(5.8)	(5.8)
Income (loss) before taxes and equity in income of unconsolidated affiliates	41.8	44.0	(1.0)	6.9	(0.2)	(45.1)	46.4
Income tax provision	—	—	—	—	—	16.2	16.2
Equity in income of unconsolidated affiliates	—	—	(1.5)	—	—	—	(1.5)
Net income (loss)	$41.8	$44.0	$0.5	$6.9	$(0.2)	$(61.3)	$31.7
Reconciliation of net income (loss) to Adjusted EBITDA
Net income (loss)	$41.8	$44.0	$0.5	$6.9	$(0.2)	$(61.3)	$31.7
Income tax provision	—	—	—	—	—	16.2	16.2
Interest expense, net of capitalized interest	—	—	—	—	—	9.3	9.3
Depreciation and amortization	7.3	14.7	3.2	2.2	0.4	0.7	28.5
EBITDA	49.1	58.7	3.7	9.1	0.2	(35.1)	85.7
Stock-based compensation expense	0.1	0.3	0.2	—	—	2.6	3.2
Loss on sale or impairment of long lived assets, net	—	—	—	—	—	0.7	0.7
Investment income	—	—	—	—	—	(2.1)	(2.1)
Other operating credits and charges, net	—	—	—	—	—	11.4	11.4
Adjusted EBITDA	$49.2	$59.0	$3.9	$9.1	$0.2	$(22.5)	$98.9
Adjusted EBITDA Margin	23.7%	23.3%	5.0%	22.2%	3.0%	NA	17.0%

Six Months Ended June 30, 2017 (Dollar amounts in millions)	Siding	OSB	EWP	South America	Other	Corporate	Total
Net Sales	$445.0	$593.4	$176.3	$76.5	$15.8	$(2.0)	$1,305.0
Depreciation and amortization	15.6	29.6	7.6	4.4	1.4	1.6	60.2
Cost of sales and selling and administrative	340.7	400.8	165.8	61.5	15.5	52.0	1,036.3
Gain on sale or impairment of long lived assets, net				—	—	(2.5)	(2.5)
Other operating credits and charges, net		—	—	—	—	5.4	5.4
Total operating costs	356.3	430.4	173.4	65.9	16.9	56.5	1,099.4
Income (loss) from operations	88.7	163.0	2.9	10.6	(1.1)	(58.5)	205.6
Total non-operating expense	—	—	—	—	—	(7.4)	(7.4)
Income (loss) before taxes and equity in income of unconsolidated affiliates	88.7	163.0	2.9	10.6	(1.1)	(65.9)	198.2
Income tax provision	—	—	—	—	—	51.5	51.5
Equity in income of unconsolidated affiliates	—	—	(2.8)	—	—		(2.8)
Net income (loss)	$88.7	$163.0	$5.7	$10.6	$(1.1)	$(117.4)	$149.5
Reconciliation of net income (loss) to Adjusted EBITDA
Net income (loss)	$88.7	$163.0	$5.7	$10.6	$(1.1)	$(117.4)	$149.5
Income tax provision	—	—	—	—	—	51.5	51.5
Interest expense, net of capitalized interest	—	—	—	—	—	9.9	9.9
Depreciation and amortization	15.6	29.6	7.6	4.4	1.4	1.6	60.2
EBITDA	104.3	192.6	13.3	15.0	0.3	(54.4)	271.1
Stock based compensation expense	0.4	0.4	0.1	—	—	5.1	6.0
Gain on sale or impairment of long lived assets, net	—	—	—	—	—	(2.5)	(2.5)
Investment income	—	—	—	—	—	(4.3)	(4.3)
Other operating credits and charges, net	—	—	—	—	—	5.4	5.4
Adjusted EBITDA	$104.7	$193.0	$13.4	$15.0	$0.3	$(50.7)	$275.7
Adjusted EBITDA Margin	23.5%	32.5%	7.6%	19.6%	1.9%	NA	21.1%

Six Months Ended June 30, 2016 (Dollar amounts in millions)	Siding	OSB	EWP	South America	Other	Corporate	Total
Net Sales	$388.5	$469.8	$149.8	$71.5	$12.7	$(5.3)	$1,087.0
Depreciation and amortization	14.5	29.2	6.3	4.1	0.8	1.5	56.4
Cost of sales and selling and administrative	305.3	381.3	148.5	55.4	12.5	44.4	947.4
Loss on sale or impairment of long lived assets, net	—	—	—	—	—	0.7	0.7
Other operating credits and charges, net	—	—	—	—	—	11.4	11.4
Total operating costs	319.8	410.5	154.8	59.5	13.3	58.0	1,015.9
Income (loss) from operations	68.7	59.3	(5.0)	12.0	(0.6)	(63.3)	71.1
Total non-operating expense	—	—	—	—	—	(11.5)	(11.5)
Income (loss) before taxes and equity in income of unconsolidated affiliates	68.7	59.3	(5.0)	12.0	(0.6)	(74.8)	59.6
Income tax provision	—	—	—	—	—	20.6	20.6
Equity in income of unconsolidated affiliates	—	—	(3.0)	—	—	—	(3.0)
Net income (loss)	$68.7	$59.3	$(2.0)	$12.0	$(0.6)	$(95.4)	$42.0
Reconciliation of net income (loss) to Adjusted EBITDA
Net income (loss)	$68.7	$59.3	$(2.0)	$12.0	$(0.6)	$(95.4)	$42.0
Income tax provision	—	—	—	—	—	20.6	20.6
Interest expense, net of capitalized interest	—	—	—	—	—	17.3	17.3
Depreciation and amortization	14.5	29.2	6.3	4.1	0.8	1.5	56.4
EBITDA	83.2	88.5	4.3	16.1	0.2	(56.0)	136.3
Stock based compensation expense	0.4	0.5	0.4	—	—	4.9	6.2
Loss on sale or impairment of long lived assets, net	—	—	—	—	—	0.7	0.7
Investment income	—	—	—	—	—	(3.9)	(3.9)
Other operating credits and charges, net	—	—	—	—	—	11.4	11.4
Adjusted EBITDA	$83.6	$89.0	$4.7	$16.1	$0.2	$(42.9)	$150.7
Adjusted EBITDA Margin	21.5%	18.9%	3.1%	22.5%	1.6%	NA	13.9%

OUR OPERATING RESULTS
Our results of operations for each of our segments are discussed below, as are results of operations for the “other” category, which comprises other products that are not individually significant. See Note 10 of the Notes to the consolidated financial statements included in item 1 of this report for further information regarding our segments.
SIDING
Our siding segment produces and markets wood-based siding and related accessories and commodity OSB product.
Segment sales, operating income and Adjusted EBITDA for this segment are as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Net sales	$231.0	$207.2	11%	$445.0	$388.5	15%
Operating income	$48.5	$41.8	16%	$88.7	$68.7	29%
Adjusted EBITDA	$56.2	$49.2	14%	$104.7	$83.6	25%
Adjusted EBITDA margin	24.3%	23.7%		23.5%	21.5%

Sales in this segment by product line are as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
SmartSide siding	$193.4	$177.3	9%	$378.2	$336.3	12%
CanExel siding	14.4	13.6	6%	28.7	25.3	13%
OSB	21.0	12.1	74%	33.4	21.7	54%
Other	2.2	4.2	(48)%	4.7	5.2	(10)%
Total	$231.0	$207.2	11%	$445.0	$388.5	15%
Percent changes in average sales prices and unit shipments for the quarter and six months ended June 30, 2017 compared to the quarter and six months ended June 30, 2016 are as follows:

	Quarter Ended June 30, 2017 versus 2016		Six Months Ended June 30, 2017 versus 2016
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
SmartSide siding	5%	3%	4%	9%
CanExel siding	(6)%	10%	—%	13%
OSB	19%	40%	23%	21%
For the quarter and six months ended June 30, 2017 compared to the corresponding periods in 2016, sales volumes increased in our SmartSide siding line based upon increased demand in our key markets. Sales prices in our SmartSide siding product line for the quarter and six months ended June 30, 2017 as compared to the corresponding periods in 2016 were due to changes in product mix as well as a price increase, which was implemented in the second quarter of 2017.
For CanExel, sales volumes increased in the second quarter and first six months of 2017 as compared to the corresponding periods in 2016 due to increased demand in Canada as well as demand related to the introduction of several new colors. Sales prices were lower for the second quarter 2017 as compared to the corresponding period in 2016 due to changes in our product mix and the fluctuations in the U.S. to Canadian dollar as majority of these sales are denominated in Canadian dollars.
For our OSB produced in the siding segment for the quarter and six months ended June 30, 2017 compared to the corresponding periods in 2016, sales prices increased as compared to the same periods in the prior year, as discussed in the OSB segment below. The increase in selling price favorably impacted operating results and Adjusted EBITDA by approximately $3.5 million for the quarter and $6.4 million for the six months ended June 30, 2017 as compared to the corresponding periods of 2016.
Overall, the improvement in the siding segment for the second quarter of 2017 and the first six months of 2017 compared to the same periods of 2016 was primarily due to increased sales volumes and price, higher OSB prices and lower fiber costs partially offset by higher raw material costs and manufacturing costs due to production downtime at various facilities.
OSB
Our OSB segment manufactures and distributes OSB structural panel products in North America and certain export markets.

Segment sales, operating income and Adjusted EBITDA for this segment are as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Net sales	$325.0	$252.8	29%	$593.4	$469.8	26%
Operating income	$102.6	$44.0	133%	$163.0	$59.3	175%
Adjusted EBITDA	$117.7	$59.0	99%	$193.0	$89.0	117%
Adjusted EBITDA Margin	36.2%	23.3%	55%	32.5%	18.9%	72%
Percent changes in average sales prices and unit shipments for the quarter and six months ended June 30, 2017 compared to the quarter and six months ended June 30, 2016 are as follows:

	Quarter Ended June 30, 2017 versus 2016		Six Months Ended June 30, 2017 versus 2016
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
OSB	26%	2%	26%	1%
For the quarter and six months ended June 30, 2017, OSB prices increased compared to the corresponding periods in 2016. The increase in OSB prices was likely due to higher demand compared to the supply available in the market and the continued focus on higher value products which resulted in a higher average selling price. The increase in selling price favorably impacted operating results and Adjusted EBITDA by $67.8 million for the quarter and $121.6 million for the six months ended June 30, 2017 as compared to the same periods in 2016. OSB sales volumes were essentially flat between periods.
Overall the improvements in our OSB segment results for the quarter and the six month period ended June 30, 2017 as compared to the same periods in 2016 was due to increased sales prices offset by increases in raw material costs (primarily resin) and increases in manufacturing costs due to downtime related to capital projects.
EWP
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
Segment sales, operating results and Adjusted EBITDA for this segment are as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Net sales	$94.2	$78.0	21%	$176.3	$149.8	18%
Operating income (loss)	$5.1	$0.5	920%	$5.7	$(2.0)	NM
Adjusted EBITDA	$8.9	$3.9	128%	$13.4	$4.7	185%
Adjusted EBITDA margin	9.4%	5.0%		7.6%	3.1%

Sales in this segment by product line are as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
LVL/LSL	$49.2	$41.7	18%	$92.8	$83.1	12%
I-Joist	30.2	26.0	16%	55.9	49.5	13%
OSB	7.4	2.5	196%	11.4	5.2	119%
Related products	7.4	7.8	(5)%	16.2	12.0	35%
Total	$94.2	$78.0	21%	$176.3	$149.8	18%
Percent changes in average sales prices and unit shipments for the quarter and six months ended June 30, 2017 compared to the quarter and six months ended June 30, 2016 are as follows:

	Quarter Ended June 30, 2017 versus 2016		Six Months Ended June 30, 2017 versus 2016
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
LVL/LSL	4%	11%	3%	8%
I-Joist	3%	11%	3%	11%
OSB	(4)%	194%	(3)%	117%
For the quarter and six months ended June 30, 2017, compared to the same periods in 2016, sales volumes increased in LVL/LSL and I-joist due to improved market demand due to increased housing starts. Net average selling prices increased due to changes in product mix and price increases implemented across all product lines. OSB prices changed due to changes in product based on the decision to produce a higher percentage of commodity OSB in our Houlton, Maine facility.
For the quarter and six months ended June 30, 2017, compared to the same periods in 2016, results of operations improved due to increased sales and reductions in manufacturing costs due to higher utilization across all EWP mills.
SOUTH AMERICA
Our South America segment manufactures and distributes OSB structural panel and siding products in South America and selected export markets. This segment operates in two countries, Chile and Brazil.
Segment sales, operating income and Adjusted EBITDA for this segment are as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Net sales	$38.7	$41.0	(6)%	$76.5	$71.5	7%
Operating income	$5.5	$6.9	(20)%	$10.6	$12.0	(12)%
Adjusted EBITDA	$7.7	$9.1	(15)%	$15.0	$16.1	(7)%
Adjusted EBITDA margin	19.9%	22.2%		19.6%	22.5%

Sales in this segment by production location are as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Chile	$25.9	$30.1	(14)%	$53.9	$52.3	3%
Brazil	12.8	10.9	17%	22.6	19.2	18%
Total	$38.7	$41.0	(6)%	$76.5	$71.5	7%
Percent changes in average sales prices and unit shipments for the quarter and six months ended June 30, 2017 compared to the quarter and six months ended June 30, 2016 are as follows:

	Quarter Ended June 30, 2017 versus 2016		Six Months Ended June 30, 2017 versus 2016
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
Chile	2%	(17)%	3%	—%
Brazil	1%	24%	6%	13%
Sales volumes in Chile decreased for the quarter ended June 30, 2017 compared to the same period in 2016 due to reductions in demand in the local market, offset slightly by increases in export sales. For the six months ended June 30, 2017 compared to the same period in 2016, sales volumes in Chile were flat with decreases in local sales offset by increases in export sales. Sales prices in Chile increased for the second quarter and six months ended June 30, 2017 as compared to the corresponding periods in 2016 due to increases in prices translated into U.S. dollars. Local currency selling prices in Chile were flat for the quarter and 2% lower for the six months ended June 30, 2017 as compared to the corresponding period in 2016.
Sales volumes in Brazil increased for the quarter and six month period ended June 30, 2017 compared to the same periods in 2016, due to increases in export sales. Sales prices in Brazil increased for the second quarter and six months ended June 30, 2017 as compared to the corresponding periods in 2016 due to increases in prices translated into U.S. dollars. Local currency selling prices in Brazil were 7% lower for the quarter and 9% lower for the six months ended June 30, 2017 as compared to the corresponding periods in 2016.
For the quarter and six months ended June 30, 2017, compared to the same periods in 2016, results of operations were slightly lower driven by increases in product costs primarily related to currency fluctuations and increases in sales and marketing expenses.
OTHER PRODUCTS
Our other products segment includes our remaining timber and timberlands and other minor products, services and closed operations which are not classified as discontinued operations.
Segment sales, operating losses and Adjusted EBITDA for this category are as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Net sales	$7.1	$6.6	8%	$15.8	$12.7	24%
Operating losses	$(0.9)	$(0.2)	NM	$(1.1)	$(0.6)	NM
Adjusted EBITDA	$(0.4)	$0.2	NM	$0.3	$0.2	50%

GENERAL CORPORATE AND OTHER EXPENSE, NET
For the quarter ended June 30, 2017 compared to the same period in 2016, general corporate expenses were flat and 9% higher for the six month period ended June 30, 2017 compared to the same period in 2016 primarily due to higher incentive compensation expense due to improved financial performance and increased costs associated with corporate initiatives related to sales and marketing activities. General corporate and other expenses primarily consist of corporate overhead such as wages and benefits, professional fees, insurance and other expenses for corporate functions including certain executive officers, public company costs, information technology, financial services, environmental and safety, legal, supply management, human resources and other corporate functions.
NON-OPERATING INCOME AND EXPENSE
Components of non-operating income and expense are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
Dollar amounts in millions	2017	2016	2017	2016
Interest income	$2.1	$2.0	$3.8	$3.9
SERP market adjustments	0.2	0.1	0.5	—
Investment income	2.3	2.1	4.3	3.9

Interest expense	(5.1)	(9.6)	(10.3)	(17.7)
Amortization of debt charges	(0.2)	(0.3)	(0.4)	(0.5)
Capitalized interest	0.4	0.6	0.8	0.9
Interest expense, net of capitalized interest	(4.9)	(9.3)	(9.9)	(17.3)

Foreign currency gain (loss)	(1.5)	1.4	(1.8)	1.9
Total non-operating expense	$(4.1)	$(5.8)	$(7.4)	$(11.5)

INCOME TAXES
For the first six months of 2017, we recorded an income tax expense on continuing operations of 26% as compared to 33% in the comparable period of 2016. The primary differences between the U.S. statutory rate of 35% and the effective rate applied to continuing operations for the first six months of 2017 relate to foreign tax rates, changes in Canadian valuation allowances and the deduction for U.S. Domestic production activities. For the first six months of 2016, the primary differences between the U.S. statutory rate of 35% and the effective rate applied to continuing operations relate to foreign tax rates, changes in Canadian and state valuation allowances, excess tax deficiencies in connection with LP's stock-based compensation plans, and an increase in the reserve for unrecognied tax benefits associated with LP's South American operations.
Each quarter the income tax accrual is adjusted to the latest estimate and the difference from the previously accrued year-to-date balance is recorded in the current quarter.

OTHER COMPREHENSIVE INCOME (LOSS)

	Quarter Ended June 30,		Six Months Ended June 30,
Dollar amounts in millions	2017	2016	2017	2016
Foreign currency translation adjustments	$(8.5)	$4.1	$(5.7)	$10.2
Unrealized gain (loss) on marketable securities	0.1	(0.2)	0.4	(0.2)
Defined benefit plans	0.8	0.9	1.7	1.0
Comprehensive income (loss)	$(7.6)	$4.8	$(3.6)	$11.0

LEGAL AND ENVIRONMENTAL MATTERS
For a discussion of legal and environmental matters involving us and the potential impact thereof on our financial position, results of operations and cash flows, see Items 3, 7 and 8 in our Annual Report on Form 10-K for the year ended December 31, 2016 and Note 9 to the Notes to the financial statements contained herein.
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
OPERATING ACTIVITIES
During the first six months of 2017, operating activities provided $161.6 million of cash compared to $104.2 million during the first six months of 2016. This change was primarily related to improvements in operating results (higher OSB pricing and increased siding sales) offset by decreases in accounts payable and accrued liabilities and by increases in receivables.
INVESTING ACTIVITIES
During the first six months of 2017, cash used in investing activities was approximately $74.5 million. Capital expenditures in the first six months of 2017 were $45.7 million. We used $32.0 million to deposit cash with the U.S. I.R.S. to suspend the running of interest on potential underpayments of disputable income tax amounts for the year 2016. Included in “Accounts payable” is $8.9 million related to capital expenditures that had not yet been paid as of June 30, 2017.
During the first six months of 2016, cash used in investing activities was approximately $51.5 million. Capital expenditures in the first six months of 2016 were $51.1 million. Included in “Accounts payable” was $11.2 million related to capital expenditures that had not yet been paid as of June 30, 2016.
Capital expenditures in 2017 are expected to be approximately $175 million to $200 million related to productivity improvements, growth and maintenance projects and our South American expansion.
FINANCING ACTIVITIES
During the first six months of 2017, cash used in financing activities was $6.5 million. We used $1.3 million to repay outstanding debt in the first six months of 2017 and $4.8 million to repurchase stock from employees in connection with income tax withholding requirements associated with our employee equity plans.
During the first six months of 2016, cash used in financing activities was $16.1 million. We used $7.9 million to repay outstanding debt in the first six months of 2016 and $8.1 million to repurchase stock in connection with income tax withholding requirements associated with our employee equity plans.

POTENTIAL IMPAIRMENTS
We continue to review several mills and investments for potential impairments. Management currently believes we have adequate support for the carrying value of each of these assets based upon the anticipated cash flows that result from our estimates of future demand, pricing and production costs assuming certain levels of planned capital expenditures. As of June 30, 2017, the fair value of facilities that have not been indefinitely curtailed was in excess of their carrying value and supports the conclusion that no impairment is necessary for those facilities.
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

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2017, our Chief Executive Officer and Chief Financial Officer have carried out, with the participation of the Company's Disclosure Practices Committee and the Company's management, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Act). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that LP’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
We had no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
SUMMARY OF PRODUCTION VOLUMES
The following table sets forth production volumes for the quarter and six months ended June 30, 2017 and 2016.

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Oriented strand board, million square feet 3/8" basis	1,098	1,095	2,153	2,146
Oriented strand board, million square feet 3/8" basis (produced by North America non-OSB segment mills)	95	74	162	137
Wood-based siding, million square feet 3/8" basis	335	354	684	685
Engineered I-Joist, million lineal feet (1)	24	21	45	39
Laminated veneer lumber (LVL) and laminated strand lumber (LSL), million cubic feet (1) (2)	3.0	2.6	5.8	5.1
(1) Includes purchases of products from joint ventures or purchased under contract manufacturing arrangements.
(2) Includes LVL and LSL production which is used in the production of I-Joist as well as sold as end products.
INDUSTRY PRODUCT TRENDS
The following table sets forth the average wholesale price of OSB in the United States for the periods specified in dollars per 1,000 square feet.

	OSB Western Canada 7/16" Basis	OSB Southwest 7/16" Basis	OSB N. Central 7/16" Basis
Average
2016 1st Qtr. Avg.	$191	$230	$226
2016 2nd Qtr. Avg.	$242	$256	$264
2017 1st Qtr. Avg.	$263	$308	$292
2017 2nd Qtr. Avg.	$318	$328	$327

Source:	Random Lengths

PART II -OTHER INFORMATION

Item 1.	Legal Proceedings.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On October 31, 2014, LP’s Board of Directors authorized LP to repurchase up to $100 million of LP’s common stock. LP may initiate, discontinue or resume purchases of its common stock under this authorization in the open market, in privately negotiated transactions or otherwise at any time or from time to time without prior notice. As of August 1, 2017, no purchases have occurred under this authorization.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certifications pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

100.INS	XBRL Instance Document

100.SCH	XBRL Taxonomy Extension Schema Document

100.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

100.DEF	XBRL Taxonomy Extension Definition Linkbase Document

100.LAB	XBRL Taxonomy Extension Label Linkbase Document

100.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOUISIANA-PACIFIC CORPORATION

Date:	August 1, 2017	BY:	/S/ W. BRADLEY SOUTHERN
W. Bradley Southern
Chief Executive Officer

Date:	August 1, 2017	BY:	/S/ SALLIE B. BAILEY
Sallie B. Bailey
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)