Form 10-Q
period 2017-09-30
LOUISIANA-PACIFIC CORP
filed 2017-11-06
CIK 60519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
For Quarterly Period Ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 144,873,463 shares of Common Stock, $1 par value, outstanding as of November 6, 2017. Except as otherwise specified and unless the context otherwise requires, references to "LP", the “Company”, “we”, “us”, and “our” refer to Louisiana-Pacific Corporation and its subsidiaries.

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

Item 1.	Financial Statements.
CONSOLIDATED BALANCE SHEETS
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	September 30, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$848.7	$659.3
Receivables, net of allowance for doubtful accounts of $1.0 million at September 30, 2017 and December 31, 2016	171.4	108.3
Inventories	231.0	234.6
Prepaid expenses and other current assets	8.8	6.1
Current portion of notes receivable from asset sales	22.2	—
Assets held for sale	8.7	8.2
Total current assets	1,290.8	1,016.5
Timber and timberlands	55.6	53.5
Property, plant and equipment	2,472.3	2,410.8
Accumulated depreciation	(1,599.6)	(1,527.6)
Property, plant and equipment, net	872.7	883.2
Goodwill	9.7	9.7
Notes receivable from asset sales	—	22.2
Investments in and advances to affiliates	7.4	6.2
Restricted cash	13.2	13.2
Other assets	57.2	22.4
Long-term deferred tax asset	1.4	4.3
Total assets	$2,308.0	$2,031.2
LIABILITIES AND EQUITY
Current portion of long-term debt	$0.5	$2.6
Current portion of limited recourse notes payable	22.0	—
Accounts payable and accrued liabilities	212.5	191.5
Income taxes payable	7.4	31.3
Current portion of contingency reserves	3.4	3.4
Total current liabilities	245.8	228.8
Long-term debt, excluding current portion	353.0	374.4
Deferred income taxes	51.3	27.7
Contingency reserves, excluding current portion	12.3	12.7
Other long-term liabilities	180.3	191.9
Stockholders’ equity:
Common stock, $1 par value, 200,000,000 shares authorized, 153,358,542 shares issued	153.4	153.4
Additional paid-in capital	470.0	478.2
Retained earnings	1,149.5	890.3
Treasury stock, 8,502,549 shares and 9,041,733 shares, at cost	(178.2)	(189.0)
Accumulated comprehensive loss	(129.4)	(137.2)
Total stockholders’ equity	1,465.3	1,195.7
Total liabilities and stockholders’ equity	$2,308.0	$2,031.2
The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	$718.3	$596.4	$2,023.3	$1,683.4
Operating costs and expenses:
Cost of sales	479.3	442.6	1,420.1	1,301.2
Depreciation and amortization	31.1	29.6	91.3	86.0
Selling and administrative	49.2	47.0	144.8	135.8
(Gain) loss on sale or impairment of long-lived assets, net	0.7	0.3	(1.8)	1.0
Other operating credits and charges, net	(0.9)	—	4.5	11.4
Total operating costs and expenses	559.4	519.5	1,658.9	1,535.4
Income from operations	158.9	76.9	364.4	148.0

Non-operating income (expense):
Interest expense, net of capitalized interest	(4.9)	(9.0)	(14.8)	(26.3)
Investment income	2.9	2.5	7.2	6.4
Loss on early debt extinguishment	—	(13.2)	—	(13.2)
Other non-operating items	(0.6)	(0.5)	(2.4)	1.4
Total non-operating income (expense)	(2.6)	(20.2)	(10.0)	(31.7)

Income from continuing operations before taxes and equity in income of unconsolidated affiliates	156.3	56.7	354.4	116.3
Provision (benefit) for income taxes	46.4	(7.5)	97.9	13.1
Equity in income of unconsolidated affiliates	(1.0)	(1.4)	(3.8)	(4.4)
Income from continuing operations	$110.9	$65.6	$260.3	$107.6

Loss from discontinued operations before tax	(1.7)	—	(1.7)	—
Benefit for income taxes	(0.6)	—	(0.6)	—
Loss from discontinued operations	(1.1)	—	(1.1)	—

Net income	$109.8	$65.6	$259.2	$107.6

Basic net income per share of common stock:
Income per share continuing operations	$0.77	$0.46	$1.80	$0.75
Loss per share discontinued operations	(0.01)	—	(0.01)	—
Net income per share	$0.76	$0.46	$1.79	$0.75
Diluted net income per share of common stock:
Income per share continuing operations	$0.76	$0.45	$1.78	$0.74
Loss per share discontinued operations	(0.01)	$—	$(0.01)	$—
Net income per share	$0.75	$0.45	$1.77	$0.74

Weighted average shares of stock outstanding - basic	144.5	143.7	144.4	143.3
Weighted average shares of stock outstanding - diluted	146.5	145.4	146.3	145.2
The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$109.8	$65.6	$259.2	$107.6
Other comprehensive income (loss):
Foreign currency translation adjustments	10.4	0.1	4.7	10.3
Unrealized gain (loss) on investments, net of tax	0.4	(0.5)	0.8	(0.7)
Defined benefit pension plans:
Change in benefit obligations, translation adjustment	(0.4)	0.1	(0.8)	(0.6)
Amortization of amounts included in net periodic benefit cost:
Actuarial loss, net of tax	0.9	0.9	2.6	2.5
Prior service cost, net of tax	0.2	—	0.6	0.1
Other	(0.1)	—	(0.1)	—
Other comprehensive income (loss)	11.4	0.6	7.8	11.6
Comprehensive income	$121.2	$66.2	$267.0	$119.2
The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$109.8	$65.6	$259.2	$107.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31.1	29.6	91.3	86.0
Equity in income of unconsolidated affiliates, including dividends	(0.2)	—	(1.2)	0.3
(Gain) loss on sale or impairment of long-lived assets, net	0.7	0.3	(1.8)	1.0
Loss on early debt extinguishment	—	13.2	—	13.2
Other operating credits and charges, net	(0.9)	—	4.5	11.4
Stock-based compensation related to stock plans	2.0	3.2	8.0	9.4
Exchange (gain) loss on remeasurement	(0.1)	(0.2)	1.6	(0.9)
Cash settlements of warranties, net of accruals	0.1	(4.6)	(5.5)	(11.4)
Pension expense, net of contributions	(3.2)	—	(3.9)	1.4
Non-cash interest expense, net	0.1	1.4	0.3	1.6
Other adjustments, net	(0.2)	(0.6)	(0.4)	(1.3)
Changes in assets and liabilities:
(Increase) decrease in receivables	(17.1)	14.1	(61.9)	(37.0)
(Increase) decrease in inventories	(8.5)	4.8	4.5	(3.2)
(Increase) decrease in prepaid expenses	0.6	0.7	(2.7)	(1.9)
Increase in accounts payable and accrued liabilities	18.1	17.8	12.8	59.5
Increase (decrease) in income taxes	11.1	(9.2)	0.2	4.6
Net cash provided by operating activities	143.4	136.1	305.0	240.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment additions	(35.0)	(27.6)	(80.7)	(78.7)
Proceeds from sales of assets	0.1	—	3.3	—
(Increase) decrease in restricted cash under letters of credit/credit facility	—	0.2	—	(0.1)
Increase in restricted cash for redemption of long-term debt	—	(93.4)	—	(93.4)
Payment of long-term deposit	—	—	(32.0)	—
Other investing activities	0.1	(0.1)	0.1	(0.2)
Net cash used in investing activities	(34.8)	(120.9)	(109.3)	(172.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	350.0	—	350.0
Repayment of long-term debt	(1.2)	(274.8)	(2.5)	(282.7)
Payment of debt issuance fees	—	(5.0)	—	(5.0)
Sale of common stock, net of cash payments under equity plans	—	—	(0.4)	(0.1)
Taxes paid related to net share settlement of equity awards	(0.5)	(0.8)	(5.3)	(8.9)
Net cash provided by (used in) financing activities	(1.7)	69.4	(8.2)	53.3
EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	1.8	0.3	1.9	3.8
Net increase in cash and cash equivalents	108.7	84.9	189.4	125.0
Cash and cash equivalents at beginning of period	740.0	474.8	659.3	434.7
Cash and cash equivalents at end of period	$848.7	$559.7	$848.7	$559.7
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
NOTE 2 - STOCK-BASED COMPENSATION
LP has a Management Incentive Plan (MIP) that is administered by the Compensation Committee of the Board of Directors. The Compensation Committee authorizes the grants of restricted stock (shares or units), performance share awards payable in stock based upon the attainment of specified performance goals, stock settled stock appreciation rights (SSARs), other stock-based awards and cash-based awards at the discretion of the Compensation Committee. A detailed discussion of this is included in Note 14 to the consolidated financial statements included in LP's Annual Report on Form 10-K for the fiscal year ended December 31, 2016. As of September 30, 2017, 2.8 million shares were available for grant under the 2013 Omnibus Plan.

	Quarter Ended September 30,		Nine Months Ended September 30,
Dollar amounts in millions	2017	2016	2017	2016
Total stock-based compensation expense (costs of sales and general and administrative)	$2.0	$3.2	$8.0	$9.4
Income tax provision (benefit) related to stock-based compensation	$0.2	$(0.4)	$0.5	$(3.2)
Impact on cash flow due to taxes paid related to net share settlement of equity awards	$0.5	$0.8	$5.3	$8.9

At September 30, 2017, $12.4 million of compensation cost related to unvested performance shares, restricted stock and SSARs attributable to future service had not yet been recognized.
Grants of awards
During the first nine months of 2017, the Company granted 121,724 performance units at an average grant date fair value of $24.87 per share, 285,934 SSARs at an average grant date fair value of $8.02 per share and 352,897 restricted stock awards (shares or units) at an average grant date fair value of $19.91 per share.
NOTE 3 – FAIR VALUE MEASUREMENTS
LP estimated its Senior Notes due in 2024 to have a fair value of $361.5 million at September 30, 2017 and $344.3 million at December 31, 2016 based upon market quotations.
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

Share amounts in millions	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Denominator for basic earnings per share:
Weighted average common shares outstanding - basic	144.5	143.7	144.4	143.3
Effect of dilutive securities:
Dilutive effect of stock warrants	—	0.2	—	0.2
Dilutive effect of employee stock plans	2.0	1.5	1.9	1.7
Dilutive potential common shares	2.0	1.7	1.9	1.9
Denominator for diluted earnings per share:
Weighted average shares outstanding - diluted	146.5	145.4	146.3	145.2
For the quarter and nine months ended September 30, 2017, restricted stock (shares or units), performance share awards and SSARs relating to approximately 0.2 million shares of LP common stock were considered not in-the-money for purposes of LP's earnings per share calculation.
For the quarter and nine months ended September 30, 2016, restricted stock (shares or units), performance share awards, SSARs and warrants relating to approximately 2.2 million and 2.7 million shares of LP common stock were considered not in-the-money for purposes of LP's earnings per share calculation.
NOTE 5 – RECEIVABLES
Receivables consist of the following:

Dollar amounts in millions	September 30, 2017	December 31, 2016
Trade receivables	$157.1	$96.1
Income tax receivable	2.8	1.7
Other receivables	12.5	11.5
Allowance for doubtful accounts	(1.0)	(1.0)
Total	$171.4	$108.3
Other receivables at September 30, 2017 and December 31, 2016 primarily consist of sales tax receivables, vendor rebates, interest receivables, a receivable associated with an affiliate and other miscellaneous receivables.

NOTE 6 – INVENTORIES
Inventories are valued at the lower of cost or net realizable value. Inventory cost includes materials, labor and operating overhead. The major types of inventories are as follows (work in process is not material):

Dollar amounts in millions	September 30, 2017	December 31, 2016
Logs	$46.9	$54.6
Other raw materials	24.2	23.0
Semi-finished inventory	20.8	16.8
Finished products	139.1	140.2
Total	$231.0	$234.6
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
For the first nine months of 2017, the primary differences between the U.S. statutory rate of 35% and the effective rate applicable to LP’s income relate to foreign tax rates, changes in Canadian valuation allowances, and the deduction for U.S. domestic production activities. For the first nine months of 2016, the primary differences between the U.S. statutory rate of 35% and the effective rate applicable to LP’s continuing operations relate to foreign tax rates, changes in Canadian and state valuation allowances, excess tax benefits in connection with LP's stock-based compensation plans, recognition of research and development credits from prior years and an increase in the reserve for unrecognized tax benefits associated with LP's South American operations.
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
NOTE 8 - OTHER OPERATING CREDITS AND CHARGES

During the third quarter of 2017, LP recorded a refund of $0.9 million related to sales and use taxes.

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

	Quarter Ended September 30,		Nine Months Ended September 30,
Dollar amounts in millions	2017	2016	2017	2016
Net Sales
Siding	$226.2	$194.8	$671.2	$583.3
OSB	350.9	282.1	944.3	751.9
EWP	98.1	80.7	274.4	230.5
South America	38.3	31.7	114.8	103.2
Other	6.5	7.6	22.3	20.3
Intersegment sales	(1.7)	(0.5)	(3.7)	(5.8)
	$718.3	$596.4	$2,023.3	$1,683.4
Operating profit (loss):
Siding	$52.8	$35.2	$141.5	$103.9
OSB	126.4	67.4	289.4	126.7
EWP	6.3	—	12.0	(2.0)
South America	5.8	3.3	16.4	15.3
Other	(1.6)	(0.4)	(2.7)	(1.0)
Other operating credits and charges, net	0.9	—	(4.5)	(11.4)
Gain (loss) on sale or impairment of long-lived assets, net	(0.7)	(0.3)	1.8	(1.0)
General corporate and other expenses, net	(30.0)	(26.9)	(85.7)	(78.1)
Interest expense, net of capitalized interest	(4.9)	(9.0)	(14.8)	(26.3)
Investment income	2.9	2.5	7.2	6.4
Loss on early debt extinguishment	—	(13.2)	—	(13.2)
Other non-operating items	(0.6)	(0.5)	(2.4)	1.4
Income from continuing operations before taxes	157.3	58.1	358.2	120.7
Provision (benefit) for income taxes	46.4	(7.5)	97.9	13.1
Income from continuing operations	$110.9	$65.6	$260.3	$107.6
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
NOTE 12 – DEFINED BENEFIT PENSION PLANS
The following table sets forth the net periodic pension cost for LP’s defined benefit pension plans during the quarter and nine months ended September 30, 2017 and 2016. The net periodic pension cost included the following components:

	Quarter Ended September 30,		Nine Months Ended September 30,
Dollar amounts in millions	2017	2016	2017	2016
Service cost	$1.4	$1.2	$4.1	$3.6
Interest cost	3.3	3.3	9.7	10.1
Expected return on plan assets	(3.3)	(3.3)	(9.8)	(10.0)
Amortization of prior service cost [1]	0.2	0.1	0.6	0.3
Amortization of net loss [1]	1.4	1.4	4.2	4.1
Net periodic pension cost	$3.0	$2.7	$8.8	$8.1
1The amortization of prior service costs and net loss are included in the amounts reclassified from accumulated other comprehensive income (loss); see Note 14 for additional details. The net periodic pension cost is included in Cost of sales and Selling and administrative expense in the Consolidated Statements of Income.
During the nine months ended September 30, 2017, LP made $12.8 million in pension contributions to its defined benefit pension plans. LP expects to contribute between $1.0 million and $2.0 million to its defined benefit pension plans in the remaining months of 2017.

NOTE 13 – PRODUCT WARRANTY
LP provides warranties on the sale of most of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The activity in warranty reserves for the quarter ended September 30, 2017 and 2016 are summarized in the following table:

	Quarter Ended September 30,		Nine Months Ended September 30,
Dollar amounts in millions	2017	2016	2017	2016
Beginning balance	$25.3	$25.6	$24.1	$21.0
Accrued to expense	0.2	0.2	0.6	0.6
Accrued to other operating credits and charges	—	—	5.4	10.9
Accrued to discontinued operations	1.5	—	1.5	—
Foreign currency translation	0.6	0.1	2.0	0.6
Payments made	(1.6)	(4.8)	(7.6)	(12.0)
Total warranty reserves	26.0	21.1	26.0	21.1
Current portion of warranty reserves	(9.0)	(9.0)	(9.0)	(9.0)
Long-term portion of warranty reserves	$17.0	$12.1	$17.0	$12.1
LP continues to monitor warranty and other claims associated with these products and believes as of September 30, 2017 that the reserves associated with these matters are adequate. However, it is possible that additional charges may be required in the future.

During the quarter ended September 30, 2017, LP increased the reserves associated with discontinued composite decking products by $1.5 million.
The current portion of the warranty reserve is included in the caption “Accounts payable and accrued liabilities” and the long-term portion is included in the caption “Other long-term liabilities” on LP’s Consolidated Balance Sheets.
NOTE 14 - OTHER COMPREHENSIVE INCOME

Other comprehensive income activity, net of tax, is provided in the following table for the quarter and nine months ended September 30, 2017:

		Pension Adjustments
Dollar amounts in millions	Foreign currency translation adjustments	Actuarial losses	Prior service costs	Unrealized gain (loss) on investments	Other	Total
Balance at June 30, 2017	$(52.0)	$(86.4)	$(4.8)	$3.1	$(0.7)	$(140.8)
Other comprehensive income (loss) before reclassifications	10.4	(0.4)	—	0.7	(0.2)	10.5
Income taxes	—	—	—	(0.3)	—	(0.3)
Net other comprehensive income (loss) before reclassifications	10.4	(0.4)	—	0.4	(0.2)	10.2
Amounts reclassified from accumulated comprehensive income (loss)	—	1.4	0.3	—	0.1	1.8
Income taxes	—	(0.5)	(0.1)	—	—	(0.6)
Net amounts reclassified from cumulative other comprehensive income (loss)	—	0.9	0.2	—	0.1	1.2
Total other comprehensive income (loss)	10.4	0.5	0.2	0.4	(0.1)	11.4
Balance at September 30, 2017	$(41.6)	$(85.9)	$(4.6)	$3.5	$(0.8)	$(129.4)

		Pension Adjustments
Dollar amounts in millions	Foreign currency translation adjustments	Actuarial losses	Prior service costs	Unrealized gain (loss) on investments	Other	Total
Balance at December 31, 2016	$(46.3)	$(87.7)	$(5.2)	$2.7	$(0.7)	$(137.2)
Other comprehensive income (loss) before reclassifications	4.7	(0.8)	—	1.3	(0.2)	5.0
Income taxes	—	—	—	(0.5)	—	(0.5)
Net other comprehensive income (loss) before reclassifications	4.7	(0.8)	—	0.8	(0.2)	4.5
Amounts reclassified from accumulated comprehensive income (loss)	—	4.2	0.9	—	0.1	5.2
Income taxes	—	(1.6)	(0.3)	—	—	(1.9)
Net amounts reclassified from cumulative other comprehensive income (loss)	—	2.6	0.6	—	0.1	3.3
Total other comprehensive income (loss)	4.7	1.8	0.6	0.8	(0.1)	7.8
Balance at September 30, 2017	$(41.6)	$(85.9)	$(4.6)	$3.5	$(0.8)	$(129.4)

Other comprehensive income activity, net of tax, is provided in the following table for the quarter and six months ended September 30, 2016:

		Pension Adjustments
Dollar amounts in millions	Foreign currency translation adjustments	Actuarial losses	Prior service costs	Unrealized gain (loss) on investments	Other	Total
Balance at June 30, 2016	$(44.9)	$(86.9)	$(5.4)	$3.1	$(1.0)	$(135.1)
Other comprehensive income (loss) before reclassifications	0.1	0.1	—	(0.8)	—	(0.6)
Income taxes	—	—	—	0.3	—	0.3
Net other comprehensive income (loss) before reclassifications	0.1	0.1	—	(0.5)	—	(0.3)
Amounts reclassified from accumulated other comprehensive income	—	1.4	0.1	—	—	1.5
Income taxes	—	(0.5)	(0.1)	—	—	(0.6)
Net amounts reclassified from cumulative other comprehensive income	—	0.9	—	—	—	0.9
Total other comprehensive income (loss)	0.1	1.0	—	(0.5)	—	0.6
Balance at September 30, 2016	$(44.8)	$(85.9)	$(5.4)	$2.6	$(1.0)	$(134.5)

		Pension Adjustments
Dollar amounts in millions	Foreign currency translation adjustments	Actuarial losses	Prior service costs	Unrealized gain (loss) on investments	Other	Total
Balance at December 31, 2015	$(55.1)	$(87.8)	$(5.5)	$3.3	$(1.0)	$(146.1)
Other comprehensive income (loss) before reclassifications	10.3	(0.6)	—	(1.1)	—	8.6
Income taxes	—	—	—	0.4	—	0.4
Net other comprehensive income (loss) before reclassifications	10.3	(0.6)	—	(0.7)	—	9.0
Amounts reclassified from accumulated other comprehensive income	—	4.1	0.3	—	—	4.4
Income taxes	—	(1.6)	(0.2)	—	—	(1.8)
Net amounts reclassified from cumulative other comprehensive income	—	2.5	0.1	—	—	2.6
Total other comprehensive income (loss)	10.3	1.9	0.1	(0.7)	—	11.6
Balance at September 30, 2016	$(44.8)	$(85.9)	$(5.4)	$2.6	$(1.0)	$(134.5)

The amounts reclassified from accumulated other comprehensive income (loss) are included in the computation of net periodic pension cost; see Note 12 for additional details. The net periodic pension cost is included in Cost of sales and Selling and administrative expense in the Consolidated Statements of Income.

NOTE 15 - RECENT AND PROSPECTIVE ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) 605, Revenue Recognition. The new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective on January 1, 2018. LP has elected to adopt the revenue recognition standard in the first quarter of 2018 using the modified retrospective transition method with a cumulative adjustment to its opening balance of retained earnings. LP does not anticipate the adoption of this standard to have a material impact on LP’s financial statements.

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

In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715). The standard amends the requirements in ASC 715 related to the income statement presentation of the components of net periodic benefit cost for an entity's sponsored defined benefit pension and other post-retirement plans. The new standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. LP does not expect the adoption of this new standard to have a material impact on its consolidated results of operations and financial position as only the presentation of the income statement will be affected.

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
Demand for our products correlates to a significant degree to the level of new home construction activity in North America, which historically has been characterized by significant cyclicality. For the third quarter and first nine months of 2017, the U.S. Department of Census reported that U.S. single and multi-family housing starts were 2% higher than for the same quarter of 2016 and 3% higher than the comparable nine month period. OSB is sold as a commodity for which sales prices fluctuate daily based on market factors over which we have little or no control. We cannot predict whether the prices of our OSB products will remain at current levels or increase or decrease in the future. OSB prices (NC 7/16"), as reported by Random Lengths, were 33% higher for the third quarter of 2017 and 30% for the first nine months of 2017 compared to the same periods in 2016.
For additional factors affecting our results, refer to the Management Discussion and Analysis of Financial Condition and Results of Operations overview contained in our Annual Report on Form 10-K for the year ended December 31, 2016 and to “About Forward-Looking Statements” and “Risk Factors” in this report.

EXECUTIVE SUMMARY

We recorded a 20% increase in sales to $718.3 million for the quarter ended September 30, 2017 from $596.4 million reported for the quarter ended September 30, 2016. We recorded income from operations of $158.9 million for the quarter ended September 30, 2017 compared to $76.9 million for the quarter ended September 30, 2016. We recorded net income of $109.8 million ($0.75 per diluted share) for the quarter ended September 30, 2017 compared to $65.6 million ($0.45 per diluted share) for the quarter ended September 30, 2016. We reported an increase of $81.3 million in Adjusted EBITDA from continuing operations for the third quarter of 2017 as compared to the third quarter of 2016. Improvements in OSB pricing in all North American operations had a positive impact on our operating results of $83.6 million for the quarter ended September 30, 2017 as compared to the quarter ended September 30, 2016.

We recorded a 20% increase in sales to $2.0 billion for the nine months ended September 30, 2017 from $1.7 billion reported for the six months ended September 30, 2016. We recorded income from operations of $364.4 million for the nine months ended September 30, 2017 compared to $148.0 million for the nine months ended September 30, 2016. We recorded net income of $259.2 million ($1.77 per diluted share) for the nine months ended September 30, 2017 compared to $107.6 million ($0.74 per diluted share) for the nine months ended September 30, 2016. We reported an increase of $206.2 million in Adjusted EBITDA from continuing operations for the nine months ended September 30, 2017 compared to the same period in 2016. Improvements in OSB pricing in all North American operations had a positive impact on our operating results of $211.3 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.

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
Environmental Contingencies. Our estimates of loss contingencies for environmental matters are based on various judgments and assumptions. These estimates typically reflect judgments and assumptions relating to the probable nature, magnitude and timing of required investigation, remediation and/or monitoring activities and the probable cost of these activities, and in some cases reflect judgments and assumptions relating to the obligation or willingness and ability of third parties to bear a proportionate or allocated share of the cost of these activities, including third parties who purchased assets from us subject to environmental liabilities. We consider the ability of third parties to pay their apportioned cost when developing our estimates. In making these judgments and assumptions related to the development of our loss contingencies, we consider, among other things, the activity to date at particular sites, information obtained through consultation with applicable regulatory authorities and third-party consultants and contractors and our historical experience at other sites that are judged to be comparable. Due to the numerous variables associated with these judgments and assumptions, and the effects of changes in governmental regulation and environmental technologies, both the precision and reliability of the resulting estimates of the related contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to environmental loss contingencies and, as additional information becomes known, may change our estimates significantly. At September 30, 2017, we excluded from our estimates approximately $2.1 million of potential environmental liabilities that we estimate will be allocated to third parties pursuant to existing and anticipated future cost-sharing arrangements.
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
Judgment is also applied in determining whether deferred tax assets will be realized in full or in part. When we consider it to be more likely than not that all or some portion of a deferred tax asset will not be realized, a valuation allowance is established for the amount of the deferred tax asset that is estimated not to be realizable. As of September 30, 2017, we had established valuation allowances against certain deferred tax assets, primarily related to foreign and state carryovers of net operating losses, credits and capital losses. We have not established valuation allowances against other deferred tax assets based upon positive evidence such as recent earnings history, generally improving economic conditions and deferred tax liabilities which we anticipate to reverse within the carry forward period. Accordingly, changes in facts or circumstances affecting the likelihood of realizing a deferred tax asset could result in the need to record additional valuation allowances.
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
NON-GAAP FINANCIAL MEASURES
In evaluating our business, we utilize several non-GAAP financial measures. A non-GAAP financial measure is generally defined by the SEC as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so excluded or included under applicable GAAP guidance. We disclose earnings before interest expense, taxes, depreciation and amortization ("EBITDA from continuing operations") which is a non-GAAP financial measure. Additionally, we disclose "Adjusted EBITDA from continuing operations" which further adjusts EBITDA from continuing operations to exclude stock-based compensation expense, (gain) loss on sale or impairment of long-lived assets, other operating credits and charges and investment income. Neither EBITDA from continuing operations nor Adjusted EBITDA from continuing operations is a substitute for the GAAP measures of net income or operating cash flows or for any other GAAP measures of operating performance or liquidity.
We have included EBITDA from continuing operations and Adjusted EBITDA from continuing operations because we use them as important supplemental measures of our performance and believe that they are frequently used by securities analysts, investors and other interested persons in the evaluation of companies in our industry, some of which present EBITDA when reporting their results. We use EBITDA from continuing operations and Adjusted EBITDA from continuing operations to evaluate our performance as compared to other companies in our industry that have different financing and capital structures and/or tax rates. It should be noted that companies calculate EBITDA and Adjusted EBITDA differently and, therefore, our EBITDA and Adjusted EBITDA measures may not be comparable to EBITDA and Adjusted EBITDA reported by other companies. Our EBITDA and Adjusted EBITDA have material limitations as performance measures because they exclude interest expense, income tax (benefit) expense, and depreciation and amortization, which are necessary to operate our business or which we otherwise incur or experience in connection with the operation of our business.

The following table represents significant items by operating segment and reconciles income (loss) from continuing operations to EBITDA from continuing operations and Adjusted EBITDA from continuing operations:

Quarter Ended September 30, 2017 (Dollar amounts in millions)	Siding	OSB	EWP	South America	Other	Corporate	Total
Net Sales	$226.2	$350.9	$98.1	$38.3	$6.5	$(1.7)	$718.3
Depreciation and amortization	8.1	15.2	4.0	2.4	0.7	0.7	31.1
Cost of sales and selling and administrative	165.3	209.3	88.8	30.1	7.4	27.6	528.5
Loss on sale or impairment of long lived assets, net	—	—	—	—	—	0.7	0.7
Other operating credits and charges, net	—	—	—	—	—	(0.9)	(0.9)
Total operating costs	173.4	224.5	92.8	32.5	8.1	28.1	559.4
Income (loss) from operations	52.8	126.4	5.3	5.8	(1.6)	(29.8)	158.9
Total non-operating expense	—	—	—	—	—	(2.6)	(2.6)
Income (loss) from continuing operations before taxes and equity in income of unconsolidated affiliates	52.8	126.4	5.3	5.8	(1.6)	(32.4)	156.3
Provision for income taxes	—	—	—	—	—	46.4	46.4
Equity in income of unconsolidated affiliates	—	—	(1.0)	—	—	—	(1.0)
Income (loss) from continuing operations	$52.8	$126.4	$6.3	$5.8	$(1.6)	$(78.8)	$110.9
Reconciliation of income (loss) from continuing operations to Adjusted EBITDA from continuing operations
Income (loss) from continuing operations	$52.8	$126.4	$6.3	$5.8	$(1.6)	$(78.8)	$110.9
Provision for income taxes	—	—	—	—	—	46.4	46.4
Interest expense, net of capitalized interest	—	—	—	—	—	4.9	4.9
Depreciation and amortization	8.1	15.2	4.0	2.4	0.7	0.7	31.1
EBITDA from continuing operations	60.9	141.6	10.3	8.2	(0.9)	(26.8)	193.3
Stock-based compensation expense	0.2	0.2	0.1	—	—	1.5	2.0
Loss on sale or impairment of long lived assets, net	—	—	—	—	—	0.7	0.7
Investment income	—	—	—	—	—	(2.9)	(2.9)
Other operating credits and charges, net	—	—	—	—	—	(0.9)	(0.9)
Adjusted EBITDA from continuing operations	$61.1	$141.8	$10.4	$8.2	$(0.9)	$(28.4)	$192.2
Adjusted EBITDA Margin	27.0%	40.4%	10.6%	21.4%	(13.8)%	NA	26.8%

Quarter Ended September 30, 2016 (Dollar amounts in millions)	Siding	OSB	EWP	South America	Other	Corporate	Total
Net Sales	$194.8	$282.1	$80.7	$31.7	$7.6	$(0.5)	$596.4
Depreciation and amortization	6.3	15.3	3.8	2.5	0.9	0.8	29.6
Cost of sales and selling and administrative	153.3	199.4	78.3	25.9	7.1	25.6	489.6
Loss on sale or impairment of long lived assets, net	—	—	—	—	—	0.3	0.3
Other operating credits and charges, net	—	—	—	—	—	—	—
Total operating costs	159.6	214.7	82.1	28.4	8.0	26.7	519.5
Income (loss) from operations	35.2	67.4	(1.4)	3.3	(0.4)	(27.2)	76.9
Total non-operating expense	—	—	—	—	—	(20.2)	(20.2)
Income (loss) from continuing operations before taxes and equity in income of unconsolidated affiliates	35.2	67.4	(1.4)	3.3	(0.4)	(47.4)	56.7
Benefit for income taxes	—	—	—	—	—	(7.5)	(7.5)
Equity in income of unconsolidated affiliates	—	—	(1.4)	—	—	—	(1.4)
Income (loss) from continuing operations	$35.2	$67.4	$—	$3.3	$(0.4)	$(39.9)	$65.6
Reconciliation of income (loss) from continuing operations to Adjusted EBITDA from continuing operations
Income (loss) from continuing operations	$35.2	$67.4	$—	$3.3	$(0.4)	$(39.9)	$65.6
Benefit for income taxes	—	—	—	—	—	(7.5)	(7.5)
Interest expense, net of capitalized interest	—	—	—	—	—	9.0	9.0
Depreciation and amortization	6.3	15.3	3.8	2.5	0.9	0.8	29.6
EBITDA from continuing operations	41.5	82.7	3.8	5.8	0.5	(37.6)	96.7
Stock-based compensation expense	0.2	0.3	0.2	—	—	2.5	3.2
Loss on sale or impairment of long lived assets, net	—	—	—	—	—	0.3	0.3
Investment income	—	—	—	—	—	(2.5)	(2.5)
Loss on early debt extinguishment	—	—	—	—	—	13.2	13.2
Other operating credits and charges, net	—	—	—	—	—	—	—
Adjusted EBITDA from continuing operations	$41.7	$83.0	$4.0	$5.8	$0.5	$(24.1)	$110.9
Adjusted EBITDA Margin	21.4%	29.4%	5.0%	18.3%	6.6%	NA	18.6%

Nine Months Ended September 30, 2017 (Dollar amounts in millions)	Siding	OSB	EWP	South America	Other	Corporate	Total
Net Sales	$671.2	$944.3	$274.4	$114.8	$22.3	$(3.7)	$2,023.3
Depreciation and amortization	23.7	44.8	11.6	6.8	2.1	2.3	91.3
Cost of sales and selling and administrative	506.0	610.1	254.6	91.6	22.9	79.7	1,564.9
Gain on sale or impairment of long lived assets, net				—	—	(1.8)	(1.8)
Other operating credits and charges, net		—	—	—	—	4.5	4.5
Total operating costs	529.7	654.9	266.2	98.4	25.0	84.7	1,658.9
Income (loss) from operations	141.5	289.4	8.2	16.4	(2.7)	(88.4)	364.4
Total non-operating expense	—	—	—	—	—	(10.0)	(10.0)
Income (loss) from continuing operations before taxes and equity in income of unconsolidated affiliates	141.5	289.4	8.2	16.4	(2.7)	(98.4)	354.4
Provision for income taxes	—	—	—	—	—	97.9	97.9
Equity in income of unconsolidated affiliates	—	—	(3.8)	—	—		(3.8)
Income (loss) from continuing operations	$141.5	$289.4	$12.0	$16.4	$(2.7)	$(196.3)	$260.3
Reconciliation of income (loss) from continuing operations to Adjusted EBITDA from continuing operations
Income (loss) from continuing operations	$141.5	$289.4	$12.0	$16.4	$(2.7)	$(196.3)	$260.3
Provision for income taxes	—	—	—	—	—	97.9	97.9
Interest expense, net of capitalized interest	—	—	—	—	—	14.8	14.8
Depreciation and amortization	23.7	44.8	11.6	6.8	2.1	2.3	91.3
EBITDA from continuing operations	165.2	334.2	23.6	23.2	(0.6)	(81.3)	464.3
Stock-based compensation expense	0.6	0.6	0.2	—	—	6.6	8.0
Gain on sale or impairment of long lived assets, net	—	—	—	—	—	(1.8)	(1.8)
Investment income	—	—	—	—	—	(7.2)	(7.2)
Other operating credits and charges, net	—	—	—	—	—	4.5	4.5
Adjusted EBITDA from continuing operations	$165.8	$334.8	$23.8	$23.2	$(0.6)	$(79.2)	$467.8
Adjusted EBITDA Margin	24.7%	35.5%	8.7%	20.2%	(2.7)%	NA	23.1%

Nine Months Ended September 30, 2016 (Dollar amounts in millions)	Siding	OSB	EWP	South America	Other	Corporate	Total
Net Sales	$583.3	$751.9	$230.5	$103.2	$20.3	$(5.8)	$1,683.4
Depreciation and amortization	20.7	44.6	10.2	6.6	1.7	2.2	86.0
Cost of sales and selling and administrative	458.7	580.6	226.7	81.3	19.6	70.1	1,437.0
Loss on sale or impairment of long lived assets, net	—	—	—	—	—	1.0	1.0
Other operating credits and charges, net	—	—	—	—	—	11.4	11.4
Total operating costs	479.4	625.2	236.9	87.9	21.3	84.7	1,535.4
Income (loss) from operations	103.9	126.7	(6.4)	15.3	(1.0)	(90.5)	148.0
Total non-operating expense	—	—	—	—	—	(31.7)	(31.7)
Income (loss) from continuing operations before taxes and equity in income of unconsolidated affiliates	103.9	126.7	(6.4)	15.3	(1.0)	(122.2)	116.3
Provision for income taxes	—	—	—	—	—	13.1	13.1
Equity in income of unconsolidated affiliates	—	—	(4.4)	—	—	—	(4.4)
Income (loss) from continuing operations	$103.9	$126.7	$(2.0)	$15.3	$(1.0)	$(135.3)	$107.6
Reconciliation of income (loss) from continuing operations to Adjusted EBITDA from continuing operations
Income (loss) from continuing operations	$103.9	$126.7	$(2.0)	$15.3	$(1.0)	$(135.3)	$107.6
Provision for income taxes	—	—	—	—	—	13.1	13.1
Interest expense, net of capitalized interest	—	—	—	—	—	26.3	26.3
Depreciation and amortization	20.7	44.6	10.2	6.6	1.7	2.2	86.0
EBITDA from continuing operations	124.6	171.3	8.2	21.9	0.7	(93.7)	233.0
Stock-based compensation expense	0.7	0.7	0.5	—	—	7.5	9.4
Loss on sale or impairment of long lived assets, net	—	—	—	—	—	1.0	1.0
Investment income	—	—	—	—	—	(6.4)	(6.4)
Loss on early debt extinguishment	—	—	—	—	—	13.2	13.2
Other operating credits and charges, net	—	—	—	—	—	11.4	11.4
Adjusted EBITDA from continuing operations	$125.3	$172.0	$8.7	$21.9	$0.7	$(67.0)	$261.6
Adjusted EBITDA Margin	21.5%	22.9%	3.8%	21.2%	3.4%	NA	15.5%

OUR OPERATING RESULTS
Our results of operations for each of our segments are discussed below, as are results of operations for the “other” category, which comprises other products that are not individually significant. See Note 10 of the Notes to the consolidated financial statements included in item 1 of this report for further information regarding our segments.
SIDING
Our siding segment produces and markets wood-based siding and related accessories and commodity OSB product.

Segment sales, operating income and Adjusted EBITDA from continuing operations for this segment are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Net sales	$226.2	$194.8	16%	$671.2	$583.3	15%
Operating income	$52.8	$35.2	50%	$141.5	$103.9	36%
Adjusted EBITDA from continuing operations	$61.1	$41.7	47%	$165.8	$125.3	32%
Adjusted EBITDA margin	27.0%	21.4%		24.7%	21.5%
Sales in this segment by product line are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
SmartSide siding	$190.2	$170.9	11%	$568.4	$507.2	12%
CanExel siding	12.9	$10.8	19%	41.6	36.1	15%
OSB	20.2	$11.1	82%	53.6	32.8	63%
Other	2.9	$2.0	45%	7.6	7.2	6%
Total	$226.2	$194.8	16%	$671.2	$583.3	15%
Percent changes in average sales prices and unit shipments for the quarter and nine months ended September 30, 2017 compared to the quarter and nine months ended September 30, 2016 are as follows:

	Quarter Ended September 30, 2017 versus 2016		Nine Months Ended September 30, 2017 versus 2016
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
SmartSide siding	5%	6%	4%	8%
CanExel siding	8%	11%	2%	12%
OSB	26%	40%	25%	27%
For the quarter and nine months ended September 30, 2017 compared to the corresponding periods in 2016, sales volumes increased in our SmartSide siding line based upon increased demand in our key markets. Sales prices in our SmartSide siding product line for the quarter and nine months ended September 30, 2017 as compared to the corresponding periods in 2016 were due to changes in product mix as well as a price increase, which was implemented in the second quarter of 2017.
For CanExel, sales volumes increased in the third quarter and first nine months of 2017 as compared to the corresponding periods in 2016 due to increased demand in Canada as well as demand related to the introduction of several new colors. Sales prices were higher for the third quarter and first nine months of 2017 as compared to the corresponding period in 2016 due to changes in our product mix and the fluctuations in the U.S. to Canadian dollar as majority of these sales are denominated in Canadian dollars.
For our OSB produced in the siding segment for the quarter and nine months ended September 30, 2017 compared to the corresponding periods in 2016, sales prices increased as compared to the same periods in the prior year, as discussed in the OSB segment below. The increase in selling price favorably impacted operating results and Adjusted EBITDA from continuing operations by approximately $4.3 million for the quarter and $11.0 million for the nine months ended September 30, 2017 as compared to the corresponding periods of 2016.
Overall, the improvement in the siding segment for the third quarter of 2017 and the first nine months of 2017 compared to the same periods of 2016 was primarily due to increased siding sales volumes and price and higher OSB prices.

OSB
Our OSB segment manufactures and distributes OSB structural panel products in North America and certain export markets.
Segment sales, operating income and Adjusted EBITDA from continuing operations for this segment are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Net sales	$350.9	$282.1	24%	$944.3	$751.9	26%
Operating income	$126.4	$67.4	88%	$289.4	$126.7	128%
Adjusted EBITDA from continuing operations	$141.8	$83.0	71%	$334.8	$172.0	95%
Adjusted EBITDA Margin	40.4%	29.4%		35.5%	22.9%
Percent changes in average sales prices and unit shipments for the quarter and nine months ended September 30, 2017 compared to the quarter and nine months ended September 30, 2016 are as follows:

	Quarter Ended September 30, 2017 versus 2016		Nine Months Ended September 30, 2017 versus 2016
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
OSB	29%	(3)%	27%	(1)%
For the quarter and nine months ended September 30, 2017, OSB prices increased compared to the corresponding periods in 2016. The increase in OSB prices was likely due to higher demand compared to the supply available in the market and the continued focus on higher value products which resulted in a higher average selling price. The increase in selling price favorably impacted operating results and Adjusted EBITDA from continuing operations by $79.1 million for the quarter and $200.4 million for the nine months ended September 30, 2017 as compared to the same periods in 2016. OSB sales volumes were essentially flat between periods.
Overall the improvements in our OSB segment results for the quarter and the nine month period ended September 30, 2017 as compared to the same periods in 2016 was due to increased sales prices offset by increases in raw material costs (primarily resin) and increases in manufacturing costs due to downtime related to capital and maintenance projects.
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
Segment sales, operating results and Adjusted EBITDA from continuing operations for this segment are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Net sales	$98.1	$80.7	22%	$274.4	$230.5	19%
Operating income (loss)	$6.3	$—	NM	$12.0	$(2.0)	NM
Adjusted EBITDA from continuing operations	$10.4	$4.0	160%	$23.8	$8.7	174%
Adjusted EBITDA margin	10.6%	5.0%		8.7%	3.8%

Sales in this segment by product line are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
LVL/LSL	$50.4	$41.7	21%	$143.2	$124.8	15%
I-Joist	31.8	$27.4	16%	87.7	76.9	14%
OSB	5.2	2.8	86%	16.6	8.0	108%
Plywood	8.0	$5.1	57%	18.8	12.0	57%
Related products	2.7	3.7	(27)%	8.1	8.8	(8)%
Total	$98.1	$80.7	22%	$274.4	$230.5	19%
Percent changes in average sales prices and unit shipments for the quarter and nine months ended September 30, 2017 compared to the quarter and nine months ended September 30, 2016 are as follows:

	Quarter Ended September 30, 2017 versus 2016		Nine Months Ended September 30, 2017 versus 2016
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
LVL/LSL	6%	12%	4%	9%
I-Joist	9%	6%	4%	9%
OSB	4%	69%	(1)%	100%
Plywood	28%	27%	16%	37%
For the quarter and nine months ended September 30, 2017, compared to the same periods in 2016, sales volumes increased in LVL/LSL, I-joist and plywood due to improved market demand due to increased housing starts. Net average selling prices increased due to changes in product mix and price increases implemented across all product lines. OSB prices changed due to changes in product based on the decision to produce a higher percentage of commodity OSB in our Houlton, Maine facility. Plywood prices increased due to increase market demand. The increase in selling prices for plywood favorably impacted operating results and Adjusted EBITDA from continuing operations by $1.8 million for the quarter and $2.6 million for the nine months ended September 30, 2017 as compared to the same periods in 2016 whereas OSB had minimal impact due to the change in product mix.
For the quarter and nine months ended September 30, 2017, compared to the same periods in 2016, results of operations improved due to increased sales and pricing and reductions in manufacturing costs due to higher utilization across all EWP mills.
SOUTH AMERICA
Our South America segment manufactures and distributes OSB structural panel and siding products in South America and selected export markets. This segment operates in two countries, Chile and Brazil.
Segment sales, operating income and Adjusted EBITDA from continuing operations for this segment are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Net sales	$38.3	$31.7	21%	$114.8	$103.2	11%
Operating income	$5.8	$3.3	76%	$16.4	$15.3	7%
Adjusted EBITDA from continuing operations	$8.2	$5.8	41%	$23.2	$21.9	6%
Adjusted EBITDA margin	21.4%	18.3%		20.2%	21.2%

Sales in this segment by production location are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Chile	$26.4	$21.3	24%	$80.3	$73.6	9%
Brazil	11.9	10.4	14%	34.5	29.6	17%
Total	$38.3	$31.7	21%	$114.8	$103.2	11%
Percent changes in average sales prices and unit shipments for the quarter and nine months ended September 30, 2017 compared to the quarter and nine months ended September 30, 2016 are as follows:

	Quarter Ended September 30, 2017 versus 2016		Nine Months Ended September 30, 2017 versus 2016
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
Chile	3%	12%	3%	3%
Brazil	7%	9%	7%	12%
Sales volumes in Chile and Brazil increased for the quarter and nine months ended September 30, 2017 due to increases in export sales with local sales country sales flat. Sales prices in Chile increased for the third quarter and nine months ended September 30, 2017 as compared to the corresponding periods in 2016 due to increases in prices translated into U.S. dollars. Local currency selling prices in Chile were flat for the quarter and 1% lower for the nine months ended September 30, 2017 as compared to the corresponding period in 2016. Sales prices in Brazil increased for the third quarter and nine months ended September 30, 2017 as compared to the corresponding periods in 2016 due to increases in prices translated into U.S. dollars. Local currency selling prices in Brazil were 4% higher the quarter and 5% lower for the nine months ended September 30, 2017 as compared to the corresponding periods in 2016 primarily due to mix.
For the quarter and nine months ended September 30, 2017, compared to the same periods in 2016, results of operations were higher driven by increases in sales volumes and prices offset by product costs primarily related to currency fluctuations.
OTHER PRODUCTS
Our other products segment includes our remaining timber and timberlands and other minor products, services and closed operations which are not classified as discontinued operations.
Segment sales, operating losses and Adjusted EBITDA from continuing operations for this category are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Net sales	$6.5	$7.6	(14)%	$22.3	$20.3	10%
Operating losses	$(1.6)	$(0.4)	(300)%	$(2.7)	$(1.0)	(170)%
Adjusted EBITDA from continuing operations	$(0.9)	$0.5	NM	$(0.6)	$0.7	NM

GENERAL CORPORATE AND OTHER EXPENSE, NET
For the quarter ended September 30, 2017 compared to the same period in 2016, general corporate expenses were 12% higher and 10% higher for the nine month period ended September 30, 2017 compared to the same period in 2016 primarily due to higher incentive compensation expense due to improved financial performance and increased costs associated with corporate initiatives related to sales and marketing activities. General corporate and other expenses primarily consist of corporate overhead such as wages and benefits, professional fees, insurance and other expenses for corporate functions including certain executive officers, public company costs, information technology, financial services, environmental and safety, legal, supply management, human resources and other corporate functions.
NON-OPERATING INCOME AND EXPENSE
Components of non-operating income and expense are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
Dollar amounts in millions	2017	2016	2017	2016
Interest income	$2.6	$2.2	$6.4	$6.1
SERP market adjustments	0.3	0.3	0.8	0.3
Investment income	2.9	2.5	7.2	6.4

Interest expense	(5.2)	(9.3)	(15.5)	(27.0)
Amortization of debt charges	(0.2)	(0.3)	(0.7)	(0.8)
Capitalized interest	0.5	0.6	1.4	1.5
Interest expense, net of capitalized interest	(4.9)	(9.0)	(14.8)	(26.3)

Early debt extinguishment	—	(13.2)	—	(13.2)
Foreign currency gain (loss)	(0.6)	(0.5)	(2.4)	1.4
Total non-operating expense	$(2.6)	$(20.2)	$(10.0)	$(31.7)

INCOME TAXES
For the first nine months of 2017, we recorded an income tax expense on continuing operations of 27% as compared to 11% in the comparable period of 2016. The primary differences between the U.S. statutory rate of 35% and the effective rate applied to continuing operations for the first nine months of 2017 relate to foreign tax rates, changes in Canadian valuation allowances and the deduction for U.S. domestic production activities. For the first nine months of 2016, the primary differences between the U.S. statutory rate of 35% and the effective rate applied to continuing operations relate to foreign tax rates, changes in Canadian and state valuation allowances, excess tax benefits in connection with LP's stock-based compensation plans, recognition of research and development tax credits from prior years and an increase in the reserve for unrecognized tax benefits associated with LP's South American operations.
Each quarter the income tax accrual is adjusted to the latest estimate and the difference from the previously accrued year-to-date balance is recorded in the current quarter.

OTHER COMPREHENSIVE INCOME (LOSS)

	Quarter Ended September 30,		Nine Months Ended September 30,
Dollar amounts in millions	2017	2016	2017	2016
Foreign currency translation adjustments	$10.4	$0.1	$4.7	$10.3
Unrealized gain (loss) on marketable securities	0.4	(0.5)	0.8	(0.7)
Defined benefit plans	0.7	1.0	2.4	2.0
Other	(0.1)	—	(0.1)	—
Comprehensive income (loss)	$11.4	$0.6	$7.8	$11.6

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
OPERATING ACTIVITIES
During the first nine months of 2017, operating activities provided $305.0 million of cash compared to $240.3 million during the first nine months of 2016. This change was primarily related to improvements in operating results (higher OSB pricing and increased siding sales) and increases in accounts payable and accrued liabilities which were partially offset by increases in accounts receivable.
INVESTING ACTIVITIES
During the first nine months of 2017, cash used in investing activities was approximately $109.3 million. Capital expenditures in the first nine months of 2017 were $80.7 million. We used $32.0 million to deposit cash with the U.S. I.R.S. to suspend the running of interest on potential underpayments of disputable income tax amounts for the year 2016. Included in “Accounts payable” is $8.2 million related to capital expenditures that had not yet been paid as of September 30, 2017.
During the first nine months of 2016, cash used in investing activities was approximately $172.4 million. Capital expenditures in the first nine months of 2016 were $78.7 million. Included in “Accounts payable” was $11.5 million related to capital expenditures that had not yet been paid as of September 30, 2016.
Capital expenditures in 2017 are expected to be approximately $155 million to $165 million related to productivity improvements, growth and maintenance projects and our South American expansion.

FINANCING ACTIVITIES
During the first nine months of 2017, cash used in financing activities was $8.2 million. We used $2.5 million to repay outstanding debt in the first nine months of 2017 and $5.3 million to repurchase stock from employees in connection with income tax withholding requirements associated with our employee equity plans.
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

POTENTIAL IMPAIRMENTS
We continue to review several mills and investments for potential impairments. Management currently believes we have adequate support for the carrying value of each of these assets based upon the anticipated cash flows that result from our estimates of future demand, pricing and production costs assuming certain levels of planned capital expenditures. As of September 30, 2017, the fair value of facilities that have not been indefinitely curtailed was in excess of their carrying value and supports the conclusion that no impairment is necessary for those facilities.
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

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2017, our Chief Executive Officer and Chief Financial Officer have carried out, with the participation of the Company's Disclosure Practices Committee and the Company's management, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Act). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that LP’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
We had no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
SUMMARY OF PRODUCTION VOLUMES
The following table sets forth production volumes for the quarter and nine months ended September 30, 2017 and 2016.

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Oriented strand board, million square feet 3/8" basis	1,116	1,116	3,269	3,262
Oriented strand board, million square feet 3/8" basis (produced by North America non-OSB segment mills)	83	63	245	189
Wood-based siding, million square feet 3/8" basis	353	316	1,038	1,001
Engineered I-Joist, million lineal feet (1)	22	21	66	61
Laminated veneer lumber (LVL) and laminated strand lumber (LSL), million cubic feet (1) (2)	2.8	2.4	8.6	7.5

(1) Includes purchases of products from joint ventures or purchased under contract manufacturing arrangements.
(2) Includes LVL and LSL production which is used in the production of I-Joist as well as sold as end products.
INDUSTRY PRODUCT TRENDS
The following table sets forth the average wholesale price of OSB in the United States for the periods specified in dollars per 1,000 square feet.

	OSB Western Canada 7/16" Basis	OSB Southwest 7/16" Basis	OSB N. Central 7/16" Basis
Average
2016 1st Qtr. Avg.	$191	$230	$226
2016 2nd Qtr. Avg.	$242	$256	$264
2016 3rd Qtr. Avg.	$265	$269	$301
2017 1st Qtr. Avg.	$263	$308	$292
2017 2nd Qtr. Avg.	$318	$328	$327
2017 3rd Qtr. Avg.	$382	$348	$401

Source:	Random Lengths

PART II -OTHER INFORMATION

Item 1.	Legal Proceedings.
The description of certain legal and environmental matters involving LP set forth in Part I of this report under “Note 9 – Legal and Environmental Matters” to the Notes to the financial statements contained herein is incorporated herein by reference.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On October 31, 2014, LP’s Board of Directors authorized LP to repurchase up to $100 million of LP’s common stock. LP may initiate, discontinue or resume purchases of its common stock under this authorization in the open market, in privately negotiated transactions or otherwise at any time or from time to time without prior notice. As of November 6, 2017, no purchases have occurred under this authorization.

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

LOUISIANA-PACIFIC CORPORATION

Date:	November 6, 2017	BY:	/S/ W. BRADLEY SOUTHERN
W. Bradley Southern
Chief Executive Officer

Date:	November 6, 2017	BY:	/S/ SALLIE B. BAILEY
Sallie B. Bailey
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)