Form 10-K
period 2017-12-31
LOUISIANA-PACIFIC CORP
filed 2018-02-13
CIK 60519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended	Commission File Number
December 31, 2017	1-7107
 _____________________________
Louisiana-Pacific Corporation
(Exact name of registrant as specified in its charter)

Delaware	93-0609074
(State of Incorporation)	(I.R.S. Employer Identification No.)

414 Union Street, Suite 2000 Nashville, TN 37219	615-986-5600
(Address of principal executive offices)	Registrant’s telephone number (including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $3,437,713,529.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 144,949,753 shares of Common Stock, $1 par value, outstanding as of February 12, 2018.

Documents Incorporated by Reference
Definitive Proxy Statement for 2018 Annual Meeting: Part III
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

PART I

ITEM 1.    Business

General
Our company, founded in 1973 and headquartered in Nashville, Tennessee, is a leading manufacturer of building products. As of December 31, 2017, we had approximately 5,000 employees. We currently operate 20 modern, strategically located facilities in the U.S. and Canada, two facilities in Chile and one facility in Brazil. We also operate facilities through a joint venture, for which we are the exclusive provider of product distribution for North America. Our products are used primarily in new home construction, repair and remodeling and outdoor structures. We believe that the homebuilding products industry presents significant growth opportunities over the long run, and we intend to continue pursuing these opportunities by delivering innovative, high-quality commodity and specialty building products to retail, wholesale, homebuilding and industrial customers. We utilize various tools, such as an enterprise resource planning system and Lean Six Sigma, to improve operational efficiency and productivity.

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

Generate Value Added Sales Growth through Customer Focus and Innovation. Our marketing efforts target builders, industrial manufacturers and major home improvement retailers and focus on the features of our products. Our sales efforts target customers by channel and focus on providing these customers with quality service and a broad array of traditional and specialty building products. We continue to grow our high value add products to provide growing stable margins. Our facilities are strategically located in the United States, Canada and South America, allowing us to be closer to our customers and more responsive to end-user needs and trends. We prioritize quality service and continue to enhance our reputation for accurate deliveries on a timely basis. In addition, we continually seek to identify new specialty building products and markets where we can utilize our core competencies in the design, manufacturing and marketing of building products.

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

Improve Operating Efficiencies and Continue Focus on Cost Reductions and Portfolio Optimization.     We have improved and continue to lower the cost structure of our facilities through our Lean Six Sigma efforts and the sale or closure of underperforming mills and manufacturing facilities, as well as investing in technology. Our Lean Six Sigma efforts continue to produce excellent returns from cost-savings and efficiency projects across our organization. We have also structured our management teams along product lines to enhance our ability to implement best manufacturing practices across operations. Given these initiatives and the strategic locations of many of our facilities, we believe that we are one of the lowest average delivered-cost producers of oriented strand board (OSB) in North America. We also employ a strategy of curtailing production at selected facilities, when appropriate, in order to meet customer demand, and optimize our portfolio and margins. As market conditions continue to change and improve, we plan to adapt our product mix, selectively invest in new technologies that modernize our manufacturing facilities, and develop improved manufacturing processes in order to enhance the quality and consistency of our earnings.

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

Siding

Our Siding segment consists of LP SmartSide® trim and siding, LP CanExel® prefinished siding, as well as LP Outdoor Building Solutions® innovative products for premium outdoor buildings. Our SmartSide® products consist of a full line of wood-based sidings, trim, soffit and fascia. These products have quality and performance characteristics similar to solid wood at more attractive prices due to lower raw material and production costs. Our CanExel® siding and accessory product offerings include a number of pre-finished lap and trim products in a variety of patterns and textures. These products are used in new construction, repair and remodeling and outdoor structures such as sheds. We believe we are the largest producer of engineered wood siding. We believe we operate in diverse end markets with stable pricing.
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

Additionally, some amounts of OSB are produced and sold in this segment.

OSB

Our OSB segment manufactures and distributes OSB structural panel products including LP OSB, LP TechShield® radiant barrier, LP TopNotch® sub-flooring, LP Legacy® super tough, moisture-resistant sub-flooring and LP FlameBlock® fire-rated sheathing.

OSB is an innovative, affordable and environmentally friendly product made from wood strands arranged in layers and bonded with resin. OSB serves many of the same uses as plywood, including roof decking, sidewall sheathing and floor underlayment, but can be produced at a significantly lower cost. It is estimated for 2017 that OSB accounted for approximately 67% of the structural panel consumption in North America with plywood accounting for the remainder. We estimate that the overall North American structural panel market (based upon 2017 housing starts) was 34.6 billion square feet with the OSB market comprising an estimated 23.2 billion square feet of this market. Based upon our production in 2017 of 4.7 billion square feet (including OSB produced in our siding and EWP segments), we estimate that we account for 20% of the North American OSB market and 13% of the overall North American structural panel market. During 2017, our volume percentage of value-added OSB was 38% as compared to 34% in 2016. We believe we are a leading producer of commodity and value-added OSB in North America and are positioned to compete in all geographic markets.
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

Engineered Wood Products

Our EWP segment is comprised of LP SolidStart® I-Joist (IJ), Laminated Veneer Lumber (LVL) and Laminated Strand Lumber (LSL) and other related products. This segment also includes the sale of I-Joist produced by our joint venture with Resolute Forest Products and LVL sold under a contract manufacturing arrangement. We believe that in North America, we are one of the top three producers (including our joint venture production) of I-Joists, LVL and LSL. A plywood mill associated with our LVL operations in British Columbia and minor amounts of OSB are also included in this segment. We believe that our engineered I-joists, which are used primarily in residential and commercial flooring and roofing systems and other structural applications, are stronger, lighter and straighter than conventional lumber joists. Our LVL and LSL are high-grade, value-added structural products used in applications where extra strength and quality is required, such as headers and beams.
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

Other Products

Our other products category includes our remaining timber and timberlands, and other minor products, services and closed or idled operations.

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

Customers

We seek to maintain a broad customer base and a balanced approach to national distribution through both wholesale and retail channels. In 2017, our top ten customers accounted for approximately 46% of our sales. Our principal customers include the following:

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

Employees

We employ approximately 5,000 people, about 952 of whom are members of unions, primarily in Canada, Chile and Brazil. We consider our relationship with our employees generally to be good. While we do not currently anticipate any work stoppages, there can be no assurance that work stoppages will not occur.

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

Segment and Price Trend Data
The following table sets forth, for each of the last three years: (1) our production volumes and (2) the estimated average wholesale price of OSB sold in the United States. In addition, information concerning our: (1) net sales by business segment; (2) profit (loss) by business segment; (3) identifiable assets by segment; (4) depreciation and amortization by business segment; (5) capital expenditures by business segment; and (6) geographic segment information is included at Note 24 of the Notes to the consolidated financial statements included in item 8 of this report and information concerning our sales by product line is included in item 7 of this report.
Product Information Summary
For Years Ended December 31
(Amounts in millions, except per unit)

	2017	2016	2015
PRODUCTION VOLUMES
OSB,3/8” basis, million square feet(1)	4,660	4,542	4,170
South America OSB / Siding, million cubic meters	504	484	458
Wood-based siding,3/8” basis, million square feet	1,365	1,282	1,111
Engineered I-joists, million lineal feet(2)	87	78	77
LVL, thousand cubic feet (2) (3)	8,069	6,844	7,025
LSL, thousand cubic feet(3)	3,275	2,708	2,509
COMMODITY PRODUCT PRICE TRENDS(4)
OSB, MSF, 7/16” span rating (North Central price)	$353	$269	$208
OSB, MSF, 7/16” span rating (Western Canada price)	$326	$234	$168
OSB, MSF, 7/16” span rating (Southwest price)	$334	$258	$199
 _______________

(1)	Includes production at both our commodity and specialty mills in North America.

(2)	Includes purchases of products from joint ventures or purchased under contract manufacturing arrangements.

(3)	Includes LVL and LSL production which is used in the production of I-Joist as well as sold as end products.

(4)	Prices represent yearly averages stated in dollars per thousand square feet (MSF). Source: Random Lengths.

ITEM 1A.	Risk Factors

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

Our business primarily relies on North American new home construction and repair which are impacted by risks associated with fluctuations in the housing market. Downward changes in the general economy, the housing market or other business conditions could adversely affect our results of operations, cash flows and financial condition. The housing market is sensitive to changes in economic conditions and other factors, such as the level of employment, access to labor, consumer confidence, consumer income, availability of financing and interest rate levels. Adverse changes in any of these conditions generally, or in any of the markets where we operate, could decrease demand and could adversely impact our businesses by: causing consumers to delay or decrease homeownership; making consumers more price conscious resulting in a shift in demand to smaller homes; making consumers more reluctant to make investments in their existing homes; or making it more difficult to secure loans for major renovations or new home construction. Although the U.S. new home construction market is improving, demand for new homes is still recovering after the 2007-2009 U.S. economic recession and continues to remain below historical levels.

We have a high degree of product concentration in OSB. OSB accounted for about 54%, 51% and 47% of our North American sales in 2017, 2016 and 2015 and we expect OSB sales to continue to account for a substantial portion of our revenues and profits in the future. Concentration of our business in the OSB market further increases our sensitivity to commodity pricing and price volatility. Historical prices for our commodity products have been volatile, and we, like other participants in the building products industry, have limited influence over the timing and extent of price changes for our products. Commodity product pricing is significantly affected by the relationship between supply and demand in the building products industry. Product supply is influenced primarily by fluctuations in available manufacturing capacity. Demand is affected by the state of the economy in general and a variety of other factors, including the level of new residential construction activity and home repair and remodeling activity, changes in the availability and cost of mortgage financing. In this competitive environment with so many variables for which we do not control, we cannot assure you that pricing for OSB will not decline from current levels.

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

Our results of operations may be harmed by potential shortages of raw materials and increases in raw material costs. The most significant raw material used in our operations is wood fiber. Wood fiber is subject to commodity pricing, which fluctuates on the basis of market factors over which we have no control. In addition, the cost of various types of wood fiber that we purchase in the market has at times fluctuated greatly because of governmental, economic or industry conditions, and may be affected by increased demand resulting from initiatives to increase the use of biomass materials in the production of heat, power, bio-based products and bio-fuels. In addition to wood fiber, we also use a significant quantity of various resins in our manufacturing processes. Resin product costs are influenced by changes in the prices or availability of raw materials used to produce resins, primarily petroleum products, as well as demand for and availability of resin products. Selling prices of our products have not always increased in response to raw material cost increases. We are unable to determine to what extent, if any, we will be able to pass any future raw material cost increases through to our customers through product price increases. Our inability to pass increased costs through to our customers could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Cyber security risks related to the technology used in our operations and other business processes, as well as security breaches of company, customer, employee, and vendor information, could adversely affect our business. We rely on various information technology systems to capture, process, store, and report data and interact with customers, vendors, and employees. Despite careful security and controls design, implementation, updating, and internal and independent third-party assessments, our information technology systems, and those of our third-party providers, could become subject to cyber-attacks. Network, system, and data breaches could result in misappropriation of sensitive data or operational disruptions, including interruption to systems availability and denial of access to and misuse of applications required by our customers to conduct business with us. In addition, hardware and operating system software and applications that we procure from third parties may contain defects in design or manufacture, including "bugs" and other problems that could unexpectedly interfere with the operation of the systems. Misuse of internal applications; theft of intellectual property, trade secrets, or other corporate assets; and inappropriate disclosure of confidential information could stem from such incidents. A security failure of that technology could impact our ability to operate our businesses effectively, adversely affect our reported financial results, impact our reputation and expose us to potential liability or litigation.

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

OSB		Siding
OSB - 3/8" basis, million square feet		Siding - 3/8" basis, million square feet
Carthage, TX	500	Newberry, MI	150
Dawson Creek, British Columbia, Canada[1]	380	Hayward, WI2	475
Ft. St. John, British Columbia, Canada	800	Tomahawk, WI	230
Hanceville, AL	420	Two Harbors, MN	200
Jasper, TX	475	Roaring River, NC	300
Maniwaki, Quebec, Canada	650	East River, Nova Scotia, Canada	55
Roxboro, NC	525	Swan Valley, Manitoba, Canada[2]	350
Sagola, MI	420	7 facilities	1,760
Thomasville, AL	725
9 facilities	4,895

EWP		SOUTH AMERICAN OPERATIONS

I-Joist. million lineal feet [3]		OSB / Siding — 3/8” basis, million square feet
Red Bluff, CA	80	Panguipulli, Chile	130
		Lautaro, Chile	160
LVL / LSL, million cubic feet		Ponta Grossa, Brazil	390
Golden, BC, Canada	4,000	3 facilities	680
Wilmington, NC	4,600
Houlton, ME2	5,500
3 facilities	14,100

1 During the latter portion of 2017, we announced our intent to convert the Dawson OSB mill to a siding mill in 2018 with production start up anticipated in early 2019.
2 The Hayward, WI, Swan Valley siding and Houlton, ME LSL facilities can produce commodity OSB when market conditions warrant.
3 In addition to the plants described, our 50/50 joint venture with Resolute Forest Products owns and operates a plant in St. Prime, Quebec, Canada and a plant in La Rouche, Quebec, Canada. The combined annual production capacity of these facilities is 140 million lineal feet.

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

OTHER PROCEEDINGS

LP is party to other legal proceedings in the ordinary course of business. Based on the information currently available, LP believes that the resolution of such proceedings will not have a material adverse effect on its financial position, results of operations, cash flows or liquidity.

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

For information regarding our financial statement reserves for the estimated costs of the environmental and legal matters referred to above, see Note 19 of the Notes to financial statements included in item 8 in this report.

ITEM 4.     Mine Safety Disclosures
N/A

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The common stock of LP is listed on the New York Stock Exchange with the ticker symbol “LPX.” Information regarding the high and low sales prices for the common stock for each quarter of the last two years is as follows:

	1ST QTR	2ND QTR	3RD QTR	4TH QTR
HIGH AND LOW STOCK PRICES
2017 High	$24.82	$26.73	$29.14	$28.46
Low	$18.83	$22.28	$23.45	$25.97
2016 High	$18.09	$18.77	$20.97	$21.16
Low	$13.31	$15.74	$17.19	$17.08

As of February 9, 2018, there were approximately 4,786 holders of record of our common stock. No dividends were paid in 2017 or 2016.
ISSUER PURCHASES OF EQUITY SECURITIES
On October 31, 2014, LP’s Board of Directors authorized LP to repurchase up to $100 million of LP’s common stock. LP may initiate, discontinue or resume purchases of its common stock under this authorization in the open market, in privately negotiated transactions or otherwise at any time or from time to time without prior notice. As of February 13, 2018, no purchases have occurred under this authorization.

PERFORMANCE GRAPH
The following graph compares the total cumulative return to investors, including dividends paid (assuming reinvestment of dividends) and appreciation or depreciation in stock price, from an investment in LP common stock for the period from December 31, 2012 through December 31, 2017, to the total cumulative return to investors from the Standard & Poor’s 500 Stock Index and the Dow Jones US Forestry & Paper Index for the same period. Stockholders are cautioned that the graph shows the returns to investors only as of the dates noted and may not be representative of the returns for any other past or future period.

ITEM 6.    Selected Financial Data

Dollar amounts in millions, except per share	2017	2016	2015 (1)	2014	2013
Year ended December 31
SUMMARY INCOME STATEMENT DATA
Net sales	$2,733.9	$2,233.4	$1,892.5	$1,934.8	$2,085.2
Income (loss) from continuing operations	391.1	150.3	(86.0)	(73.4)	177.4
Net income (loss)	389.8	149.8	(88.1)	(75.4)	177.1
Income (loss) from continuing operations, per share—basic	$2.71	$1.05	$(0.60)	$(0.52)	$1.27
Income (loss) from continuing operations, per share—diluted	$2.67	$1.03	$(0.60)	$(0.52)	$1.23
Net income (loss) per share—basic	$2.70	$1.04	$(0.62)	$(0.53)	$1.27
Net income (loss) per share—diluted	$2.66	$1.03	$(0.62)	$(0.53)	$1.23
Average shares of common stock outstanding
Basic	144.4	143.4	142.4	141.1	139.6
Diluted	146.4	145.3	142.4	141.1	144.3
Cash dividends declared per common share	$—	$—	$—	$—	$—
SUMMARY BALANCE SHEET INFORMATION
Cash and cash equivalents	$928.0	$659.3	$434.7	$532.7	$560.9
Working capital (excluding cash and cash equivalents)	$161.5	$120.2	$191.4	$244.9	$180.5
Total assets	$2,448.5	$2,031.2	$2,176.3	$2,348.8	$2,487.6
Long-term debt, excluding current portion	$350.8	$374.4	$751.8	$754.8	$757.0
Capital expenditures	$148.6	$124.8	$113.8	$80.1	$75.6
Business acquisitions	$20.8	$—	$—	$—	$67.4
NON-GAAP MEASURES
Adjusted EBITDA from continuing operations	$666.8	$346.1	$67.0	$44.1	$330.2
Adjusted income from continuing operations (2)	$341.2	$129.5	$(46.1)	$(65.8)	$171.6
Return on invested capital (2)	18.5%	8.4%	(3.1)%	(4.2)%	11.2%

(1) As of December 31, 2015, we adopted guidance under ASU No 2015-03, "Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" which reclassified certain deferred debt costs as a direct deduction from the carrying amount of that debt liability. All prior periods were restated to reflect this adoption.
(2) See reconciliation and definitions to the necessary GAAP measures included in Item 7.

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

Executive Summary

We recorded a 22% increase in sales to $2.7 billion for the year ended December 31, 2017 from $2.2 billion reported for the year ended December 31, 2016. We recorded income from operations of $523.4 million during 2017 compared to $204.0 million during the prior year. We recorded net income of $389.8 million ($2.66 per diluted share) during 2017 compared to $149.8 million ($1.03 per diluted share) during the prior year. We reported an increase of $320.7 million in Adjusted EBITDA between years. Improvements in OSB pricing in all North American operations had a positive impact of $307.3 million for 2017 as compared to 2016 for operating results.

We recorded an 18% increase in sales to $2.2 billion for the year ended December 31, 2016 from $1.9 billion reported for the year ended December 31, 2015. We recorded income from operations of $204.0 million during 2016 compared a loss of $63.3 million during the prior year. We recorded net income of $149.8 million ($1.03 per diluted share) during 2016 compared to a loss of $88.1 million ($0.62 per diluted share) during the prior year. We reported an increase of $279.1 million in Adjusted EBITDA between years. Improvements in OSB pricing in all North American operations had a positive impact of $215.2 million for 2016 as compared to 2015 operating results.

The following tables provides a breakdown of our sales for the last three years by product category.

For the year ended December 31, 2017
	Siding	OSB	EWP	South America	Other	Inter-segment	Total
SmartSide® siding	$757.6	$—	$—	$19.7	$—	$(3.6)	$773.7
CanExel® siding	49.4	—	—	—	—	—	49.4
OSB	66.9	1,290.2	22.6	131.7	—	—	1,511.4
LVL	—	—	144.4	—	—	—	144.4
LSL	—	—	46.8	—	—	(0.1)	46.7
I-joist	—	—	116.9	—	—	(0.1)	116.8
Plywood	—	—	25.1	—	—	—	25.1
Other	10.1	12.3	10.1	3.9	30.0	—	66.4
Total Sales	$884.0	$1,302.5	$365.9	$155.3	$30.0	$(3.8)	$2,733.9

For the year ended December 31, 2016
	Siding	OSB	EWP	South America	Other	Inter-segment	Total
SmartSide® siding	$657.7	$—	$—	$19.6	$—	$(1.5)	$675.8
CanExel® siding	43.1	—	—	—	—	—	43.1
OSB	42.6	1,016.3	10.8	112.3	—	(5.8)	1,176.2
LVL	—	—	121.9	—	—	—	121.9
LSL	—	—	37.8	—	—	—	37.8
I-joist	—	—	99.4	—	—	—	99.4
Plywood	—	—	15.8	—	—	—	15.8
Other	8.9	11.4	11.2	5.0	26.9	—	63.4
Total Sales	$752.3	$1,027.7	$296.9	$136.9	$26.9	$(7.3)	$2,233.4

For the year ended December 31, 2015
	Siding	OSB	EWP	South America	Other	Inter-segment	Total
SmartSide® siding	$572.6	$—	$—	$17.6	$—	$—	$590.2
CanExel® siding	39.6	—	—	—	—	—	39.6
OSB	13.5	800.1	9.7	112.7	—	—	936.0
LVL	—	—	118.8	—	—	—	118.8
LSL	—	—	34.2	—	—	(0.2)	34.0
I-joist	—	—	100.8	—	—	(1.2)	99.6
Plywood	—	—	13.6	—	—	—	13.6
Other	10.7	7.4	9.0	4.6	29.0	—	60.7
Total Sales	$636.4	$807.5	$286.1	$134.9	$29.0	$(1.4)	$1,892.5

Changes in sales, operating results and Adjusted EBITDA are discussed further in "Our Operating Results" below

Demand for Building Products

Demand for our products correlates to a significant degree to the level of new home construction activity in North America, which historically has been characterized by significant cyclicality. The U.S. Census Bureau reported that actual single and multi-family housing starts in 2017 were about 2% higher than 2016. Single family housing starts outpaced multi-family, showing an increase of 8.5% over 2016. We believe that the level of building continues to be impacted by lack of available labor.

While near-term residential construction is constrained in the U.S., positive long-term fundamentals exist. Increased immigration, the changing age distribution of the population, and historically low interest rates are expected to lead to more household formations. The chart below, which is based on data published by U.S. Census Bureau, provides a graphical summary of new housing starts for single and multi-family in the U.S. showing actual and rolling five and ten year averages for housing starts.

Supply and Demand for Siding

SmartSide siding is a specialty building material and is subject to competition from various siding technologies including vinyl, stucco, wood, fiber cement, brick and other. We believe we are the largest manufacturer to the $800 million engineered wood siding market. The overall siding market is estimated to be over $10 billion. LP's growth in this market will be dependent upon increasing housing demand as well as continued displacement of vinyl, wood, fiber cement and stucco alternatives.

Supply and Demand for OSB

OSB is a commodity product, and it is subject to competition from manufacturers worldwide. Product supply is influenced primarily by fluctuations in available manufacturing capacity and imports. OSB demand and capacity generally drives price. The chart below, as calculated by FEA (as of December 2017) including indefinitely curtailed mills, shows the demand capacity ratio (demand divided by supply) for OSB from 2013 through 2017 and FEA’s forecasted OSB price through 2022 based upon estimated future demand and supply.

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

Long-lived Assets

In accordance with GAAP for Property, Plant and Equipment, a long-lived asset (including amortizable identifiable intangible assets) or asset group held for use is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. When such events occur, we compare the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group to the carrying amount of a long-lived asset or asset group. The cash flows are based on our best estimate of future cash flows derived from the most recent business projections. If this comparison indicates that there is an impairment, the amount of the impairment is calculated based on fair value. Fair value is estimated primarily using discounted expected future cash flows on a market-participant basis.

Defined Benefit Plans

We have a number of pension plans in the U.S. and Canada, covering many of the Company’s employees. Benefit accruals under our defined benefit pension plan in the U.S. were frozen as of January 1, 2010.

We account for the consequences of our sponsorship of these plans in accordance with GAAP which requires us to make assumptions that are used to calculate the related assets, liabilities and expenses recorded in our financial statements. Net actuarial gains and losses occur when actual experience differs from any of the assumptions used to value defined benefit plans or when assumptions change as they may each year. The primary factors contributing to actuarial gains and losses are changes in the discount rate used to value obligations as of the measurement date and the differences between expected and actual returns on pension plan assets. This accounting method results in the potential for volatile and difficult to forecast gains and losses.

We record amounts relating to these defined benefit plans based on various actuarial assumptions, including discount rates, assumed rates of return, compensation increases and life expectancy. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current economic conditions and trends. We believe that the assumptions utilized in recording our obligations under our plans are reasonable based on our experience and on advice from our independent actuaries; however, differences in actual experience or changes in the assumptions may materially affect our financial condition or results of operations.

A 50 basis point change in our discount rate assumption would lead to an increase or decrease in our pension liability of approximately $18.3 million. A 50 basis point change in the long-term rate of return on plan assets used in accounting for our pension plans would have a $1.2 million impact on pension expense and a 50 basis point change in the discount rate would have a $0.4 million impact on pension expense. It is not possible to forecast or predict whether there will be actuarial gains and losses in future periods, and if required, the magnitude of any such adjustment. These gains and losses are driven by differences in actual experience or changes in the assumptions that are beyond our control, such as changes in interest rates and the actual return on pension plan assets.

For our U.S. plans, we used a long term rate of return assumption of 5.75% and discount rate of 3.45%. for our Canadian plans, we used a long term rate of return assumption of 4.06% and discount rate of 3.25%

Income Taxes

In accordance with GAAP, we establish deferred tax liabilities or assets for temporary differences between financial and tax reporting bases and subsequently adjust them to reflect changes in tax rates expected to be in effect when the temporary differences reverse. We record a valuation allowance reducing deferred tax assets when it is more likely than not that such assets will not be realized.

We record liabilities for uncertain income tax positions based on a two-step process. The first step is recognition, where we evaluate whether an individual tax position has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. For tax positions that are currently estimated to have a less than 50% likelihood of being sustained, no tax benefit is recorded. For tax positions that have met the recognition threshold in the first step, we perform the second step of measuring the benefit (expense) to be recorded. The actual benefits (expense) ultimately realized may differ from our estimates. In future periods, changes in facts, circumstances, and new information may require us to change the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recorded in the consolidated statement of income and consolidated balance sheet in the period in which such changes occur. As of December 31, 2017, we had liabilities for unrecognized tax benefits pertaining to uncertain tax positions totaling $40.3 million.

Customer Program Costs

Customer programs and incentives are a common practice in our businesses. Our businesses incur customer program costs to obtain favorable product placement, to promote sales of products and to maintain competitive pricing. Customer program costs and incentives, including rebates and promotion and volume allowances, are accounted for in either net sales or the category selling and administrative expenses at the time the program is initiated and/or the revenue is recognized. The costs are predominantly recognized in net sales and include, but are not limited to, volume allowances and rebates, promotional allowances, and cooperative advertising programs. These costs are recorded at the later of the time of sale or the implementation of the program based on management’s best estimates. Estimates are based on historical and projected experience for each type of program or customer. Volume allowances are accrued based on management’s estimates of customer volume achievement and other factors incorporated into customer agreements, such as new products, store sell-through, merchandising support and customer training. Management periodically reviews accruals for these rebates and allowances, and adjusts accruals when circumstances indicate (typically as a result of a change in volume expectations). As of December 31, 2017 and 2016, we had $24.2 million and $19.3 million accrued as customer rebates.

Warranty Obligations

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

NON-GAAP FINANCIAL MEASURES
In evaluating our business, we utilize several non-GAAP financial measures. A non-GAAP financial measure is generally defined by the SEC as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so excluded or included under applicable GAAP guidance. In this report on Form 10-K, we disclose segment earnings (loss) from continuing operations before interest expense, taxes, depreciation and amortization (“EBITDA from continuing operations”) which is a non-GAAP financial measure. Additionally, we disclose Adjusted segment EBITDA from continuing operations ("Adjusted EBITDA from continuing operations) which further adjusts EBITDA from continuing operations to exclude stock based compensation expense, (gain) loss on sales or impairment of long lived assets, other operating credits and charges, costs associated with proposed acquisitions, early debt extinguishment and investment income. We also disclose adjusted income from continuing operations which excludes (gain) loss on sale or impairment of long-lived assets, interest outside of normal operations, other operating credits and charges, net, early debt extinguishment and adjusts for a normalized tax rate. Neither EBITDA from continuing operations, Adjusted EBITDA from continuing operations nor adjusted income from continuing operations are a substitute for the GAAP measure of net income or for any other GAAP measures of operating performance.
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
We believe that adjusted income from continuing operations, which excludes (gain) loss on sale or impairment of long-lived assets, interest outside of normal operations, other operating credits and charges, net and early debt extinguishment, adjusted for a normalized tax rate is a useful measure for evaluating our ability to generate earnings and that providing this measure will allow investors to more readily compare the earnings for past and future periods. It should be noted that other companies may present similarly-titled measures differently and, therefore, as presented by us may not be comparable to similarly-titled measures reported by other companies. In addition, adjusted income (loss) from continuing operations has material limitations as a performance measure because it excludes items that are actually incurred or experienced in connection with the operations of our business. Adjusted income from continuing operations is then used to calculate return on invested capital (ROIC). ROIC is calculated as the ratio of adjusted income from continuing operations to average invested capital. Average invested capital is defined as interest-bearing liabilities (debt and pension liabilities) plus shareholder's equity and is calculated as the sum of current and prior year ending amounts divided by two. The ROIC percentage is a non-GAAP financial measure. We believe ROIC is useful to investors as a measure of operating performance and the effectiveness of the use of capital in our operations. We use ROIC as a measure to monitor and evaluate operating performance relative to our invested capital. This measure should not be construed as an alternative to, or substitute for, return on equity or any other measure determined in accordance with GAAP.

The following table presents significant items by operating segment and reconciles results from continuing operations to EBITDA from continuing operations and Adjusted EBITDA from continuing operations:

Year Ended December 31, 2017 (Dollar amounts in millions)	Siding	OSB	EWP	South America	Other	Corporate	Total
Income (loss) from continuing operations	$186.8	$425.7	$14.9	$24.3	$(3.4)	$(257.2)	$391.1
Reconciliation of income (loss) from continuing operations to Adjusted EBITDA from continuing operations
Provision for income taxes	—	—	—	—	—	119.1	119.1
Interest expense, net of capitalized interest	—	—	—	—	—	19.3	19.3
Depreciation and amortization	30.9	61.6	15.8	9.1	2.8	3.1	123.3
EBITDA from continuing operations	217.7	487.3	30.7	33.4	(0.6)	(115.7)	652.8
Stock-based compensation expense	0.9	0.9	0.3	—	—	7.6	9.7
Loss on sale or impairments of long-lived assets, net	—	—	—	—	—	6.8	6.8
Investment income	—	—	—	—	—	(10.5)	(10.5)
Other operating credits and charges, net	—	—	—	—	—	8.0	8.0
Adjusted EBITDA from continuing operations	$218.6	$488.2	$31.0	$33.4	$(0.6)	$(103.8)	$666.8

Year Ended December 31, 2016 (Dollar amounts in millions)	Siding	OSB	EWP	South America	Other	Corporate	Total
Income (loss) from continuing operations	$126.1	$186.2	$(5.8)	$17.0	$(1.6)	$(171.6)	$150.3
Reconciliation of income (loss) from continuing operations to Adjusted EBITDA from continuing operations
Provision for income taxes	—	—	—	—	—	19.8	19.8
Interest expense, net of capitalized interest	—	—	—	—	—	32.1	32.1
Depreciation and amortization	27.4	58.6	12.7	8.6	2.3	3.2	112.8
EBITDA from continuing operations	153.5	244.8	6.9	25.6	0.7	(116.5)	315.0
Stock-based compensation expense	0.9	1.0	0.6	—	—	10.5	13.0
Gain on sale or impairments of long-lived assets, net	—	—	—	—	—	(8.4)	(8.4)
Other operating credits and charges, net	—	—	—	—	—	17.4	17.4
Loss on early debt extinguishment	—	—	—	—	—	17.3	17.3
Investment income	—	—	—	—	—	(8.2)	(8.2)
Adjusted EBITDA from continuing operations	$154.4	$245.8	$7.5	$25.6	$0.7	$(87.9)	$346.1

Year Ended December 31, 2015 (Dollar amounts in millions)	Siding	OSB	EWP	South America	Other	Corporate	Total
Income (loss) from continuing operations	$93.2	$(46.3)	$(7.3)	$9.8	$(2.8)	$(132.6)	$(86.0)
Reconciliation of income (loss) from continuing operations to Adjusted EBITDA from continuing operations
Benefit for income taxes	—	—	—	—	—	(2.7)	(2.7)
Interest expense, net of capitalized interest	—	—	—	—	—	31.2	31.2
Depreciation and amortization	19.7	57.0	12.6	7.9	1.8	2.9	101.9
EBITDA from continuing operations	112.9	10.7	5.3	17.7	(1.0)	(101.2)	44.4
Stock-based compensation expense	0.8	1.0	0.5	—	—	7.0	9.3
Loss on sales of and impairments of long-lived assets, net	—	—	—	—	—	2.1	2.1
Other operating credits and charges, net	—	—	—	—	—	16.3	16.3
Other operating credit and charges, associated with JVs	—	—	—	—	—	(0.7)	(0.7)
Investment income	—	—	—	—	—	(4.4)	(4.4)
Adjusted EBITDA from continuing operations	$113.7	$11.7	$5.8	$17.7	$(1.0)	$(80.9)	$67.0

The following tables provides the reconciliation of net income to adjusted income from continuing operations.

	For the years ended December 31,
	2017	2016	2015	2014	2013
Net income (loss)	$389.8	$149.8	$(88.1)	$(75.4)	$177.1
Add (deduct):
Loss from discontinued operations	1.3	0.5	2.1	(2.0)	(0.3)
(Gain) loss on sale or impairment of long-lived assets, net	6.8	(8.4)	2.1	(3.1)	0.2
Other operating credits and charges, net	8.0	17.4	16.3	7.5	3.8
Interest expense outside of normal operations	—	2.8	—	—	—
Other operating credits and charges, net associated with joint venture	—	—	(0.7)	(1.0)	2.7
Gain on acquisition or sale of joint venture	—	—	—	—	37.1
Early debt extinguishment	—	17.3	—	—	2.3
Reported tax provision	119.1	19.8	(2.7)	(27.2)	41.1
Normalized tax provision at 35%	(183.8)	(69.7)	24.9	35.4	(92.4)
Adjusted income (loss) from continuing operations	$341.2	$129.5	$(46.1)	$(65.8)	$171.6

The following table provides the calculation of return on capital invested.

	For the years ended December 31,
	2017	2016	2015	2014	2013
Debt	$375.9	$377.0	$753.9	$757.2	$748.2
Notes receivable from asset sales	(22.2)	(22.2)	(432.2)	(432.2)	(432.2)
Stockholders’ equity	1,604.5	1,195.7	1,017.0	1,115.8	1,226.3
Pension liabilities, net of pension assets	79.6	92.0	93.4	95.9	51.8
Invested capital	$2,037.8	$1,642.5	$1,432.1	$1,536.7	$1,594.1
Average invested capital	$1,840.1	$1,537.3	$1,484.4	$1,565.4	$1,534.2
Return on invested capital	18.5%	8.4%	(3.1)%	(4.2)%	11.2%

OUR OPERATING RESULTS
Our results of operations for each of our segments are discussed below, as are results of operations for the “other” category which comprises other products that are not individually significant. See Note 24 of the Notes to the consolidated financial statements included in item 8 of this report for further information regarding our segments.
Siding
Our siding segment produces and markets wood-based siding and related accessories and OSB products. We believe that we are a leading wood composite exterior siding producer in North America. We manufacture exterior siding and other cladding products for the residential and commercial building markets, retail and non-residential structures. During the fourth quarter of 2017, we announced our intent to convert the Dawson Creek OSB mill to siding and anticipate for 2018, we will increase the amount of OSB produced in this segment.
Segment sales, operating profits and Adjusted EBITDA from continuing operations for this segment were as follows:

Dollar amounts in millions				Increase (decrease)
Year ended December 31,	2017	2016	2015	2017 - 2016	2016 - 2015
Sales	$884.0	$752.3	$636.4	18%	18%
Operating profits	$186.8	$126.1	$93.2	48%	35%
Adjusted EBITDA from continuing operations	$218.6	$154.4	$113.7	42%	36%
Adjusted EBITDA margin	24.7%	20.5%	17.9%

Sales in this segment by product line were as follows:

Dollar amount in millions				Increase (decrease)
Year ended December 31,	2017	2016	2015	2017 - 2016	2016 - 2015
SmartSide® siding	$757.6	$657.7	$572.6	15%	15%
CanExel siding and other hardboard related products	49.4	43.1	39.6	15%	9%
OSB	66.9	42.6	13.5	57%	216%
Other	10.1	8.9	10.7	13%	(17)%
Total	$884.0	$752.3	$636.4
Percent changes in average sales prices and unit shipments are as follows:

	2017 versus 2016		2016 versus 2015
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
SmartSide® siding	5%	10%	—%	16%
CanExel siding	3%	10%	(6)%	17%
Commodity OSB	27%	24%	32%	135%
For the year ended December 31, 2017 compared to 2016, sales volumes increased in our SmartSide siding line based upon increased demand in our key markets. Sales prices in our SmartSide siding product line for the year ended December 31, 2017 as compared to 2016 were due to changes in product mix as well as a price increase, which was implemented in the second quarter of 2017.
For CanExel, sales volumes increased in the year ended December 31, 2017 as compared to 2016 due to increased demand in Canada as well as demand related to the introduction of several new colors. Sales prices were higher for the year ended December 31, 2017 as compared to 2016 due to changes in our product mix and the fluctuations in the U.S. to Canadian dollar as majority of these sales are denominated in Canadian dollars.
For our OSB produced in the siding segment for the year ended December 31, 2017 compared to 2016, sales prices increased as compared to the same periods in the prior year, as discussed in the OSB segment below. The increase in selling price favorably impacted operating results and Adjusted EBITDA from continuing operations by approximately $14.2 million for the year ended December 31, 2017 as compared to 2016.
Overall, the improvement in the siding segment for the year ended December 31, 2017 compared to 2016 was primarily due to increased siding sales volumes and price and higher OSB prices partially offset by increases in raw materials (primarily resins) and cost associated with our planned conversion of our Dawson Creek OSB mill to a siding mill in 2018.
OSB
Our OSB segment manufactures and distributes OSB structural panel products in North America and certain export markets. OSB is an innovative, affordable and environmentally smart product. OSB is manufactured through the use of wood strands arranged in layers and bonded with resins and wax. Significant cost inputs to produce OSB and approximate breakdown percentages for the year ended December 31, 2017 include wood fiber (30%), resin and wax (20%), labor and burden (17%), utilities (5%) and manufacturing and other (29%).
Segment sales, operating profits (losses) and Adjusted EBITDA from continuing operations for this segment were as follows:

Dollar amounts in millions				Increase (decrease)
Year ended December 31,	2017	2016	2015	2017 - 2016	2016 - 2015
Sales	$1,302.5	$1,027.7	$807.5	27%	27%
Operating profits (losses)	$425.7	$186.2	$(46.3)	129%	NM
Adjusted EBITDA from continuing operations	$488.2	$245.8	$11.7	99%	NM
Adjusted EBITDA margin	37.5%	23.9%	1.4%

Sales in this segment by product line were as follows:

Dollar amount in millions				Increase (decrease)
Year ended December 31,	2017	2016	2015	2017 - 2016	2016 - 2015
OSB	$1,290.2	$1,016.3	$800.1	27%	27%
Other	12.3	11.4	7.4	8%	54%
	$1,302.5	$1,027.7	$807.5

Percent changes in average sales prices and unit shipments are as follows:

	2017 versus 2016		2016 versus 2015
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
OSB	29%	(1)%	25%	3%

For the year ended December 31, 2017 as compared to 2016, OSB prices increased. The increase in OSB prices was likely due to higher demand compared to the supply available in the market and the continued focus on higher value products which results in a higher average selling price. The increase in selling price favorably impacted operating results and Adjusted EBITDA from continuing operations by $293 million. OSB sales volumes were essentially flat between periods.
Overall operating results for OSB for the year ended December 31, 2017 as compared to 2016 increased due to higher sales prices offset by increases in raw material costs (primarily resins), manufacturing costs due to downtime related to capital and maintenance projects and increases in business related marketing costs.
Engineered Wood Products
Our EWP segment manufactures and distributes LVL, LSL, I-Joists and other related products. This segment also includes the sale of I-Joist and LVL products produced by our joint venture with Resolute Forest Products and under a sales and marketing arrangement with Murphy Plywood. Included in this segment is a plywood mill, which primarily produces plywood as a by-product from the LVL production process. OSB is also produced by our LSL facility.
Segment sales, operating losses and Adjusted EBITDA from continuing operations for this segment were as follows:

Dollar amount in millions				Increase (decrease)
Year ended December 31,	2017	2016	2015	2017 - 2016	2016 - 2015
Sales	$365.9	$296.9	$286.1	23%	4%
Operating profits (losses)	$14.9	$(5.8)	$(7.3)	NM	21%
Adjusted EBITDA from continuing operations	$31.0	$7.5	$5.8	313%	29%
Adjusted EBITDA margin	8.5%	2.5%	2.0%
Sales in this segment by product line were as follows:

Dollar amount in millions				Increase (decrease)
Year ended December 31,	2017	2016	2015	2017 - 2016	2016 - 2015
LVL	$144.4	$121.9	$118.8	18%	3%
LSL	46.8	37.8	34.2	24%	11%
I-joist	116.9	99.4	100.8	18%	(1)%
OSB	22.6	10.8	9.7	109%	11%
Plywood	25.1	15.8	13.6	59%	16%
Related products	10.1	11.2	9.0	(10)%	24%
Total	$365.9	$296.9	$286.1
Percent changes in average sales prices and unit shipments are as follows:

	2017 versus 2016		2016 versus 2015
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
LVL	5%	11%	2%	5%
LSL	5%	18%	4%	10%
I-joist	5%	11%	1%	1%
OSB	2%	105%	9%	1%
Plywood	14%	40%	(4)%	19%
For the year ended December 31, 2017 as compared to 2016, sales volumes increased in LVL, LSL, I-joist and plywood due to improved market demand due to increased housing starts. Net average selling prices increased due to changes in product mix and price increases implemented across all product lines. OSB prices changed due to changes in product based on the decision to produce a higher percentage of commodity OSB in our Houlton, Maine facility. Plywood prices increased likely due to higher demand compared to the supply available in the market. The increase in selling prices for plywood favorably impacted operating results and Adjusted EBITDA from continuing operations by $3.2 million as compared to 2016. The change in OSB pricing had a minimal impact due to the change in product mix.
Overall operating results for EWP for the year ended December 31, 2017 as compared to 2016 improved due to increased sales prices and volume offset by increases in raw material costs (primarily lumber and veneer).
South America
Our South America segment manufactures and distributes OSB and siding products and other related products in South America. We operate in two geographic areas of South America, Chile and Brazil. We have sales offices located in Chile, Brazil and Peru.

Dollar amount in millions				Increase (decrease)
Year ended December 31,	2017	2016	2015	2017 - 2016	2016 - 2015
Sales	$155.3	$136.9	$134.9	13%	1%
Operating profits	$24.3	$17.0	$9.8	43%	73%
Adjusted EBITDA from continuing operations	$33.4	$25.6	$17.7	30%	45%
Adjusted EBITDA margin	21.5%	18.7%	13.1%
Sales in this segment by product were as follows:

Dollar amount in millions				Increase (decrease)
Year ended December 31,	2017	2016	2015	2017 - 2016	2016 - 2015
OSB	131.7	112.3	112.7	17%	—%
Siding	19.7	19.6	17.6	1%	11%
Other	3.9	5.0	4.6	(22)%	9%
Total	$155.3	$136.9	$134.9
Percent changes in average sales prices and unit shipments for 2017 compared to 2016 are as follows:

	2017 versus 2016		2016 versus 2015
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
OSB	9%	7%	3%	(3)%
Siding	6%	(5)%	4%	7%

For the year ended December 31, 2017 as compared to 2016, operating results improved due to increases in sales prices across all product lines. OSB volume was higher due to higher export sales whereas siding volume showed a decline due to lower local sales, primarily in Chile.
Other
Our other products category includes our remaining timber and timberlands and other minor products, services and closed operations which are not classified as discontinued operations.
Sales, operating losses and Adjusted EBITDA from continuing operations for this category were as follows:

Dollar amount in millions				Increase (decrease)
Year ended December 31,	2017	2016	2015	2017 - 2016	2016 - 2015
Sales	$30.0	$26.9	$29.0	12%	(7)%
Operating losses	$(3.4)	$(1.6)	$(2.8)	(113)%	43%
Adjusted EBITDA from continuing operations	$(0.6)	$0.7	$(1.0)	186%	170%
Operating results in our other products business declined for 2017 as compared to 2016 due to higher carrying costs on our closed operations.
GENERAL CORPORATE AND OTHER EXPENSE, NET
Net general corporate expense was $110.1 million in 2017 as compared to $103.7 million in 2016. General corporate and other expenses primarily consist of corporate overhead such as wages and benefits, professional fees, insurance and other expenses for corporate functions including certain executive officers, public company costs, information technology, financial services, environmental and safety, legal, supply management, human resources and other corporate functions.
The increase in 2017 as compared to 2016 was primarily due to increased costs associated with corporate initiatives related to sales and marketing activities.
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

INCOME TAXES
We recorded a tax provision in continuing operations of $119.1 million in 2017 and $19.8 million in 2016 and a tax benefit of $2.7 million in 2015. For 2017, the primary differences between the U.S. statutory rate of 35% and the effective rate applied to continuing operations relates to foreign tax rates, decreases in Canadian and state valuation allowances, and the impact of the U.S. tax reform act on our deferred taxes.
We paid $143.1 million of cash taxes and received $0.3 million in cash tax refunds in 2017 and expect to receive $2.2 million in tax refunds and pay $4.5 million in taxes payable from prior years in 2018.

On December 22, 2017 the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Act”). The Act makes broad and complex changes to the U.S. tax code, including but not limited to, reducing the U.S. federal corporate rate from 35 percent to 21 percent, generally eliminating the taxation of dividends from foreign subsidiaries, requiring companies to pay a one-time transition tax on unrepatriated earnings of foreign subsidiaries and creating new taxes on certain foreign earnings.

In connection with our initial analysis of the impact of the Act, we have recorded a net tax benefit of $18.4 million for the year ended December 31, 2017 associated with the revaluation of our net deferred tax liabilities, based on the new federal tax rate of 21 percent. Because the Act allows us to offset accumulated losses of some foreign subsidiaries against the positive income accumulations of others, we have determined our net transition tax to be zero.

Due to the complexities involved, we have not yet completed our analysis of the impact of the provisions of the Act relating to foreign income. Specifically, the Global Intangible Low Taxed Income (GILTI) rules require current inclusion of certain earnings of controlled foreign corporations in the income of the U.S. shareholder. Under GAAP, we are allowed to make an accounting policy choice to either treat additional taxes due to GILTI on a current or deferred basis. If we were to choose the deferred method, our calculation of the deferred balance at December 31, 2017 would depend upon our analysis of foreign income and whether we expect to have GILTI inclusions in future years. Because we are continuing to evaluate these provisions, we have not made any related adjustments in our financial statements.
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
As January 1, 2018, we will retroactively adopt ASU 2017-07, Retirement Benefits - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The impact of this adoption will increase our operating income, decrease our non-operating income and expense and increase our Adjusted EBITDA by $9.4 million for the year ended December 31, 2017. There is no impact on net income. This adoption will impact our segment results by increasing operating income and Adjusted EBITDA for each segment as follows: Siding $1.9 million; OSB $1.6 million, EWP $0.8 million; Other $0.1 million and Corporate by $2.0 million.
For our U.S. plans, we used a long term rate of return assumption of 5.75% in 2017 and 2016 to calculate the net periodic pension costs. For our Canadian plans, we used a long-term rate of return assumption of 3.00% to 4.25% in 2017 and 2016 to calculate the net periodic pension costs. For 2017, our net periodic pension cost was $11.0 million and we estimate for 2018 our net periodic pension cost will be $8.4 million. This estimate assumes that we will have no curtailment or settlement expenses in 2018. If a settlement or curtailment does occur in 2018, this estimate may change significantly.
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
Our principal uses of liquidity are paying the costs and expenses associated with our operations, servicing outstanding indebtedness, dividends and making capital expenditures. We may also from time to time prepay or repurchase outstanding indebtedness or shares or acquire assets or businesses that are complementary to our operations. Any such repurchases may be commenced, suspended, discontinued or resumed, and the method or methods of effecting any such repurchases may be changed at any time or from time to time without prior notice.
Operating Activities
During 2017, we generated $473.7 million of cash from operations as compared to $342.3 million of cash from operations in 2016. This change reflects improved results of operations for 2017 due to higher OSB prices and increased siding volumes. Our accounts receivables increased $35.0 million during 2017 due to higher OSB prices. Our accounts payable increased by $22.5 million during 2017 primarily due to increases in our salary and wages payable due to higher management incentive accruals and timing of payroll paid. During 2017, we made $2.1 million in contingency payments and $9.5 million in warranty payments.
Investing Activities
During 2017, we used $198.6 million in cash from investing activities. Capital expenditures for 2017 were $148.6 million, primarily related to the expansion in South America operations and siding operations as well as growth and maintenance capital. We also paid $20.8 million for the acquisition of International Barrier Technology. We used $32.0 million to deposit cash with the U.S. I.R.S. to suspend the running of interest on potential underpayments of disputable income tax amounts for the year 2016. Additionally, included in accounts payable is $19.0 million related to capital expenditures that had not yet been paid as of December 31, 2017.
Capital expenditures in 2018 are expected to be approximately $200 million to $250 million related to expansions in our siding business, growth and maintenance projects and our South American expansion.
Financing Activities
In 2017, net cash used in financing activities was $9.4 million. During 2017, we used $2.6 million to repay outstanding debt and $5.9 million for taxes related to net share settlement of equity awards.

CREDIT AGREEMENTS
In December 2013, we entered into a credit agreement with various lenders and American AgCredit, PCA, as administrative agent and CoBank, ACB, as letter of credit issuer. The credit agreement provides for a $200 million revolving credit facility, with a $60 million sublimit for letters of credit. The credit facility terminates and all loans made under the credit agreement become due in December 2022. As of December 31, 2017, no revolving borrowings had been made under the credit facility.
The credit agreement contains financial covenants that require us and our consolidated subsidiaries to have, as of the end of each quarter, (i) a capitalization ratio (i.e., funded debt to total capitalization) of no more than 40% and (ii) a current ratio (i.e, currents assets to current liabilities) of at least 2 to 1, in each case calculated in the manner specified in the credit agreement. As of December 31, 2017 , we were in compliance with all financial covenants under the credit agreement. The credit agreement contains customary events of default, the occurrence of which could result in the acceleration of our obligation to repay the indebtedness outstanding thereunder.
LP Chile is a party to a term loan agreement with Banco de Credito e Inversiones for UF 943,543.7391 (equivalent to $39 million at the time of inception). The loan agreement has a term of 10 years with semi-annual principal payments beginning in June of 2012. The loan bears interest at UF plus 3.9% per annum. The loan contains various restrictive covenants and requires the maintenance by LP Chile of a debt to equity ratio of less than or equal to 1. If LP Chile is late in making payments, LP Chile will also be required to maintain a ratio of net debt to earnings before interest, taxes, depreciation and amortization (EBITDA) of less than or equal to 2.5 and a ratio of EBITDA to financial costs of at least 3. The loan agreement also contains customary events of default, the occurrence of which could result in acceleration of our obligations to repay the indebtedness outstanding thereunder. Since this loan is denominated in other than U.S. dollars, the balance fluctuates based upon changes in the underlying currency rates. The impact of foreign currency exchange rates in 2017 was $0.6 million which was partially offset by a UF change of $0.1 million.
OTHER LIQUIDITY MATTERS
As of December 31, 2017, we had $6.0 million ($23.4 million, par value) of principal invested in auction rate securities (ARS). The ARS held by us are securities with long-term nominal maturities for which the interest rates were historically reset through a Dutch auction each month. We intend to continue to offer our ARS at auction and to consider other options, including alternative buyers and other potential transactions. We do not currently require our ARS to be liquidated in order to fund our day-to-day operations and we are prepared to hold them until maturity, if necessary.
Contingency Reserves
Contingency reserves, which represent an estimate of future cash needs for various contingencies (principally, payments for environmental reserves), totaled $15.1 million at December 31, 2017, of which $3.4 million is estimated to be payable within one year. As with all accounting estimates, there is inherent uncertainty concerning the reliability and precision of such estimates. As described above and in Note 19 of the Notes to the consolidated financial statements included in item 8 of this report, the amounts ultimately paid in resolving these contingencies could exceed the current reserves by a material amount.

Contractual Obligations
The table below summarizes our contractual obligations as of December 31, 2017 over the next several years. See discussion above concerning provisions that could accelerate the due dates on our long-term debt.

Dollars amounts in millions	Payments due by period
Contractual obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$25.1	$5.3	$—	$350.0
Interest payments on long-term debt[1]	18.1	34.3	34.2	34.1
Operating leases	5.9	7.7	3.4	—
Other long-term obligations [2]	9.1	9.6	6.6	1.5
Total contractual cash obligations [3,4]	$58.2	$56.9	$44.2	$385.6
_______________

[1]	The estimate of interest payments assumes interest is paid through the date of maturity or expiration of the related debt based upon stated rates in the respective debt instruments.

[2]	Other long term obligations primarily consist of obligations related to information technology infrastructure.

[3]
Unrecognized tax positions have been excluded from the above table as it is not reasonably possible to estimate when these may need to be paid. As of December 31, 2017, the amount of uncertain tax positions excluded from the above table is $40.3 million.

[4]	As of December 31, 2017, LP had warranty reserves of $24.7 million. These have been excluded from the above table as it is not reasonably possible to determine when these may need to be paid.

POTENTIAL IMPAIRMENTS
We continue to review several mills and investments for potential impairments. Management currently believes we have adequate support for the carrying value of each of these assets based upon the anticipated cash flows that result from our estimates of future demand, pricing and production costs assuming certain levels of planned capital expenditures. As of December 31, 2017, the fair values of LP's facilities were substantially in excess of their carrying value, which supported the conclusion that no impairment is necessary for those facilities. However, if demand and pricing for the relevant products continues at levels significantly below cycle average demand and pricing, or should LP decide to invest capital in alternative projects, or should changes occur related to LP's wood supply for these locations, it is possible that impairment charges will be required.
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
PROSPECTIVE ACCOUNTING PRONOUNCEMENTS
See Note 2 for discussion of prospective accounting pronouncements in the Notes to the consolidated financial statements included in item 8 of this report.

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

ITEM 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Louisiana-Pacific Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Louisiana-Pacific Corporation and its subsidiaries (the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Nashville, TN
February 13, 2018

We have served as the Company's auditor since 1997.

Consolidated Balance Sheets
Dollar amounts in millions

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$928.0	$659.3
Receivables, net of allowance for doubtful accounts of $0.9 million and $1.0 million at December 31, 2017 and 2016	142.5	108.3
Inventories	259.1	234.6
Prepaid expenses and other current assets	7.8	6.1
Current portion of notes receivable from asset sales	22.2	—
Total current assets	1,359.6	1,008.3

Timber and timberlands	55.7	53.5
Property, plant and equipment, net	926.1	891.4
Goodwill and other intangible assets	26.7	9.7
Notes receivable from asset sales	—	22.2
Investments in and advances to affiliates	7.8	6.2
Restricted cash	13.3	13.2
Other assets	56.8	22.4
Deferred tax asset	2.5	4.3
Total assets	$2,448.5	$2,031.2

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$25.1	$2.6
Accounts payable and accrued liabilities	237.1	191.5
Income taxes payable	$4.5	$31.3
Current portion of contingency reserves	3.4	3.4
Total current liabilities	270.1	228.8

Long-term debt, excluding current portion	350.8	374.4
Deferred income taxes	33.4	27.7
Contingency reserves, excluding current portion	11.7	12.7
Other long-term liabilities	178.0	191.9
Stockholders’ equity:
Preferred stock, $1 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $1 par value, 200,000,000 shares authorized, 153,358,542 and 153,358,542 shares issued	153.4	153.4
Additional paid-in capital	470.6	478.2
Retained earnings	1,280.1	890.3
Treasury stock, 8,462,949 shares and 9,041,733 shares, at cost	(177.5)	(189.0)
Accumulated comprehensive loss	(122.1)	(137.2)
Total stockholders’ equity	1,604.5	1,195.7
Total liabilities and stockholders’ equity	$2,448.5	$2,031.2

See Notes to the Consolidated Financial Statements.

Consolidated Statements of Income
Dollar amounts in millions, except per share

	Year ended December 31,
	2017	2016	2015
Net sales	$2,733.9	$2,233.4	$1,892.5

Cost of sales (exclusive of depreciation and amortization shown separately below)	1,882.0	1,724.0	1,682.7
Depreciation and amortization	123.3	112.8	101.9
Selling and administrative	190.4	183.6	152.8
(Gain) loss on sale or impairment of long lived assets, net	6.8	(8.4)	2.1
Other operating credits and charges, net	8.0	17.4	16.3
Total operating expenses	2,210.5	2,029.4	1,955.8
Income (loss) from operations	523.4	204.0	(63.3)
Non-operating income (expense):
Interest expense, net of capitalized interest	(19.3)	(32.1)	(31.2)
Investment income	10.5	8.2	4.4
Other non-operating items	(4.4)	(15.2)	(5.3)
Total non-operating income (expense)	(13.2)	(39.1)	(32.1)
Income (loss) from continuing operations before income taxes	510.2	164.9	(95.4)
Provision (benefit) for income taxes	119.1	19.8	(2.7)
Equity in income of unconsolidated affiliates	—	(5.2)	(6.7)
Income (loss) from continuing operations	391.1	150.3	(86.0)

Loss from discontinued operations before taxes	(2.0)	(0.8)	(3.2)
Benefit for income taxes	(0.7)	(0.3)	(1.1)
Loss from discontinued operations	(1.3)	(0.5)	(2.1)

Net income (loss)	$389.8	$149.8	$(88.1)

Basic net income (loss) per share:
Income (loss) per share from continuing operations	$2.71	$1.05	$(0.60)
Loss per share from discontinued operations	(0.01)	(0.01)	(0.02)
Net income (loss) per share	$2.70	$1.04	$(0.62)
Diluted net income (loss) per share:
Income (loss) per share from continuing operations	$2.67	$1.03	$(0.60)
Loss per share from discontinued operations	(0.01)	—	(0.02)
Net income (loss) per share	$2.66	$1.03	$(0.62)
Average shares of common stock used to compute net income (loss) per share:
Basic	144.4	143.4	142.4
Diluted	146.4	145.3	142.4
See Notes to the Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
Dollar amounts in millions

	Year ended December 31,
	2017	2016	2015
Net income (loss)	$389.8	$149.8	$(88.1)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	6.6	8.8	(21.4)
Unrealized gains (losses) on securities, net of reversals	0.8	(0.6)	0.7
Defined benefit pension plans:
Change benefit obligations, translation adjustment	(0.4)	(0.5)	1.2
Prior service cost	—	—	—
Net gain (loss)	2.5	(2.9)	(0.4)
Amortization of amounts included in net periodic benefit cost:
Actuarial loss, net of tax	6.1	3.5	4.6
Prior service cost, net of tax	0.3	0.3	0.3
Other	(0.8)	0.3	0.2
Other comprehensive income (loss), net of tax	15.1	8.9	(14.8)
Comprehensive income (loss)	$404.9	$158.7	$(102.9)

See Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows
Dollar amounts in millions

	Year ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$389.8	$149.8	$(88.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	123.3	112.8	101.9
Equity in income (loss) of unconsolidated affiliates, including dividends	(0.8)	1.5	(3.7)
Other operating credits and charges, net	8.0	17.4	16.3
(Gain) loss on sale or impairment of long-lived assets, net	6.8	(8.4)	2.1
Loss on early debt extinguishment	—	17.3	—
Stock-based compensation related to stock plans	9.7	13.0	9.3
Exchange (gain) loss on remeasurement	2.1	(2.0)	2.8
Cash settlements of warranty, net of accruals	(6.8)	(13.6)	(8.5)
Pension expense (payments), net of contributions	(1.8)	3.7	6.0
Non-cash interest expense, net	0.4	3.8	0.8
Other adjustments, net	0.1	(1.1)	1.2
Changes in assets and liabilities (net of acquistions):
(Increase) decrease in receivables	(35.0)	(8.9)	10.6
(Increase) decrease in inventories	(22.7)	(11.0)	3.5
(Increase) decrease in prepaid expenses	(1.6)	1.0	2.2
Increase (decrease) in accounts payable and accrued liabilities	22.5	53.8	(20.3)
Increase (decrease) in deferred income taxes	(20.3)	13.2	(6.9)
Net cash provided by operating activities	473.7	342.3	29.2
CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant, and equipment additions	(148.6)	(124.8)	(113.8)
Proceeds from asset sales	3.2	0.3	0.5
Acquisition of businesses, net of cash acquired	(20.8)	—	—
Investment in and refunds from joint ventures	—	—	1.1
Receipt of proceeds from notes receivable from asset sales	—	410.0	—
Payment of long-term deposit	(32.0)	—	—
(Increase) decrease in restricted cash under letters of credit	—	1.2	(3.9)
Other investing activities, net	(0.4)	(0.4)	0.2
Net cash provided by (used in) investing activities	(198.6)	286.3	(115.9)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings of long-term debt	—	350.0	—
Repayment of long-term debt	(2.6)	(742.5)	(2.3)
Payment of debt issuance fees	(0.5)	(5.2)	—
Taxes paid related to net share settlement of equity awards	(5.9)	(9.2)	(6.1)
Sale of common stock, net of cash payments under equity plans	(0.4)	(0.1)	0.7
Other financing activities, net	—	—	3.3
Net cash used in financing activities	(9.4)	(407.0)	(4.4)
Effect of exchange rate on cash and cash equivalents	3.0	3.0	(6.9)
Net increase (decrease) in cash and cash equivalents	268.7	224.6	(98.0)
Cash and cash equivalents at beginning of year	659.3	434.7	532.7
Cash and cash equivalents at end of year	$928.0	$659.3	$434.7
See Notes to the Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity
Dollar and share amounts in millions, except per share amounts

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2014	152.8	$152.8	10.6	$(225.0)	$507.0	$812.3	$(131.3)	$1,115.8
Net loss						(88.1)		(88.1)
Issuance of shares for employee stock plans and stock-based compensation			(1.0)	20.5	(19.6)			0.9
Amortization of restricted stock grants					1.8			1.8
Exercise of stock warrants	0.2	0.2			(0.2)			—
Compensation expense associated with stock awards					7.5			7.5
Taxes paid related to net settlement of equity awards			0.4	(6.1)				(6.1)
Other comprehensive loss							(14.8)	(14.8)
Balance as of December 31, 2015	153.0	153.0	10.0	(210.6)	496.5	724.2	(146.1)	1,017.0
Cumulative effect of adoption of accounting principle					(0.4)	16.3		15.9
Net income						149.8		149.8
Issuance of shares for employee stock plans and stock-based compensation			(1.5)	30.8	(30.4)			0.4
Amortization of restricted stock grants					2.4			2.4
Exercise of stock warrants	0.4	0.4			(0.4)			—
Compensation expense associated with stock awards					10.5			10.5
Taxes paid related to net settlement of equity awards			0.5	(9.2)				(9.2)
Other comprehensive loss							8.9	8.9
Balance as of December 31, 2016	153.4	153.4	9.0	(189.0)	478.2	890.3	(137.2)	1,195.7
Net income						389.8		389.8
Issuance of shares for employee stock plans and stock-based compensation			(0.9)	17.7	(17.1)			0.6
Amortization of restricted stock grants					1.5			1.5
Compensation expense associated with stock awards					8.0			8.0
Taxes paid related to net settlement of equity awards			0.3	(6.2)				(6.2)
Other comprehensive income							15.1	15.1
Balance as of December 31, 2017	153.4	$153.4	8.4	$(177.5)	$470.6	$1,280.1	$(122.1)	$1,604.5

See Notes to the Consolidated Financial Statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Louisiana-Pacific Corporation and its subsidiaries are principally engaged in the manufacture of building products. In addition to our U.S. operations, the Company also maintains manufacturing facilities in Canada, Chile and Brazil through foreign subsidiaries and a joint venture. The principal customers for our building products are retail home centers, manufactured housing producers, distributors and wholesalers in North America and South America, with limited sales to Asia, Australia and Europe. References to "LP", "the Company", "we", "our" and "us" refers to Louisiana-Pacific Corporation and its consolidated subsidiaries as a whole.

See Note 24 below for further information regarding our products and segments.

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

Consolidation

The consolidated financial statements include the accounts of LP and our majority-owned subsidiaries after elimination of intercompany transactions. The equity method of accounting is used for joint ventures and investments in associated companies over which we have significant influence but do not have control. Significant influence is deemed to exist generally when the Company has an ownership interest in the voting stock of an investee of between 20 percent and 50 percent. Our equity in the income and losses of these investments is recorded in “Equity in income of unconsolidated affiliates” on the Consolidated Statements of Income for years ended December 31, 2016 and 2015. Our equity in income and losses of these investments is recorded in "Cost of sales" for the year ended December 31, 2017. See Note 9 for further discussion of these investments and advances. We have a variable interest in our Resolute-LP equity method investee but we are not considered to be the primary beneficiary.

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand and short-term investments of 3 months or less when purchased. These investments are stated at cost, which approximates market value.

Investments

Our long-term investments are classified as available-for-sale and are reported at estimated fair value. We may invest in securities including U.S. treasury notes, bank obligations, corporate obligations, auction rate securities and commercial paper. Under our investment criteria at purchase, bank and corporate obligations carry a rating of at least A-1 and commercial paper must have the highest rating obtainable from one or more rating agencies. Unrealized gains and losses, net of tax, on these investments are reported as a separate component of “Accumulated comprehensive loss” in Stockholders’ Equity until realized. Impairment losses are charged to income for other-than-temporary declines in fair value. Realized gains and losses (including impairments) are recorded in “Investment income” in the Consolidated Statements of Income. For purposes of computing realized gains and losses, cost is identified on a specific identification basis. See Note 3 for further discussion.

Fair Value of Financial Instruments

We have, where appropriate, estimated the fair value of financial instruments. These fair value amounts may be significantly affected by the assumptions used, including the discount rate and estimates of cash flows. Accordingly, the estimates presented are not necessarily indicative of the amounts that could be realized in a current market exchange.

Inventory

Inventories are valued at the lower of cost or net realizable value. Inventory costs include materials, labor and operating overhead. The LIFO (last-in, first-out) method is used for a minor portion of the our log inventories with the remaining inventories valued at FIFO (first-in, first-out) or average cost. Inventory consists of the following:

	December 31,
Dollar amounts in millions	2017	2016
Logs	$60.3	$54.6
Other raw materials	20.8	23.0
Semi finished inventory	24.3	16.8
Finished products	153.7	140.2
Total	$259.1	$234.6

Timber and Timberlands

Timber and timberlands is comprised of timber deeds and allocations of purchase price to Canadian timber harvesting licenses. Timber deeds are transactions in which we purchase timber, but not the underlying land. The cost of timber deeds are capitalized in timber and timberlands and charged to cost of timber harvested as the volume is removed. Timber that has been severed but has not yet been delivered to a facility is included in timber and timberlands. The values associated with timber licenses were allocated in the purchase price allocations for Le Groupe Forex (Forex), Peace Valley OSB, and the assets of Evans Forest Products. These licenses have a life of twenty to twenty-five years. These licenses are amortized on a straight-line basis over the life of the facilities. Cost of timber harvested also includes the amortization of the timber licenses. See Note 8 for further discussion.

Property, Plant and Equipment

Property, plant and equipment, including capitalized interest, are recorded at cost. Depreciation is principally calculated by the units of production method for machinery and equipment which amortizes the cost of equipment over the estimated units that will be produced during its useful life. Provisions for depreciation of buildings, land improvements and the remaining machinery and equipment have been computed using straight-line rates based on the estimated service lives. The effective straight-line lives for the principal classes of property range from three to twenty years. Depreciation expense can be attributed to Cost of sales and selling and administrative as noted below:

Dollar amounts in millions	Years ended December 31,
	2017	2016	2015
Cost of sales	$120.1	$109.6	$98.9
Selling and administrative	3.2	3.2	3.0
Total depreciation and amortization	$123.3	$112.8	$101.9

Logging road construction costs are capitalized and included in land and land improvements. These costs are amortized as the timber volume adjacent to the road system is harvested.

We capitalize interest on borrowed funds during construction periods. Capitalized interest is charged to and amortized over the lives of the related assets. Capitalized interest totaled $2.2 million in 2017 and $1.9 million 2016.

Plant, property and equipment, net consists of the following:

Dollar amounts in millions	December 31,
	2017	2016
Property, plant and equipment, at cost:
Land, land improvements and logging roads, net of road amortization	$162.7	$154.4
Buildings	347.5	331.2
Machinery and equipment	1,977.4	1,934.1
Construction in progress	98.5	48.7
	2,586.1	2,468.4
Accumulated depreciation	(1,660.0)	(1,577.0)
Property, plant and equipment, net	$926.1	$891.4

Potential Impairments

Long-lived assets to be held and used by us (primarily property, plant and equipment and timber and timberlands) are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When impairment is indicated, the book values of the assets are written down to their estimated fair value as calculated by the expected discounted cash flow or estimated net sales price. See Note 18 for a discussion of charges in 2017, 2016 and 2015 related to impairments of property, plant and equipment. Long-lived assets that are held for sale are written down to the estimated sales proceeds less cost to sell unless the estimated net proceeds exceed the carrying value.

We continue to review certain operations and investments for potential impairments. Our management currently believes we have adequate support for the carrying value of each of these operations and investments based upon the anticipated cash flows that result from estimates of future demand, pricing and production costs assuming certain levels of planned capital expenditures. As of December 31, 2017, the fair values of our facilities were in excess of their carrying value, which supported the conclusion that no impairment is necessary for those facilities. However, if demand and pricing for the relevant products continues at levels significantly below cycle average demand and pricing, or should we decide to invest capital in alternative projects, or should changes occur related to our wood supply for these locations, it is possible that impairment charges will be required.

Goodwill and Intangible assets

Goodwill is tested for impairment on an annual basis, and when indicators of impairment are determined to exist. Impairment is evaluated by applying a fair value based test. Impairment losses would be recognized whenever the implied fair value of goodwill is less than its carrying value. Intangible assets with finite useful lives are amortized generally on a straight-line basis over the periods benefited. Impairment of the intangible asset is evaluated when factors indicate impairment may exist. See Note 8 for further discussion.

Restricted Cash

Our restricted cash accounts generally secure outstanding letters of credit.

Income Taxes

We account for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. In estimating future tax consequences, we generally consider all expected future events other than the enactment of changes in tax laws or rates. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized as income or expense in the period that includes the enactment date. Additionally, deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized.

We recognize liabilities for uncertain tax positions through a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of the available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation process, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as LP must determine the probability for various outcomes. LP evaluates these uncertain tax provisions when new information becomes available. These revaluations are based upon factors including, but not limited to, changes in circumstances, changes in tax law, successful settlement of issues under audit and new audit activity. Such a change in recognition or measurement could result in the recognition of a tax benefit or an increase to the related provision.
We classify interest related to income taxes liabilities or uncertain tax positions as interest expense or interest income and, if applicable, penalties are recognized as a component of income tax expense.

See Note 11 for further discussion of deferred income taxes.

Asset Retirement Obligations

We record the fair value of the legal and conditional obligations to retire and remove long-lived assets in the period which the obligation is incurred. These obligations primarily consist of monitoring costs on closed landfills, timber reforestation obligations associated with LP’s timber licenses in Canada and site restoration costs. When the related liability is initially recorded, we capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its settlement value and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, we recognize a gain or loss for any difference between the settlement amount and the liability recorded. See Note 16 for further discussion.

Stock-Based Compensation

We recognize the cost of employee services received in exchange for awards of equity instruments, such as performance shares, restricted stock or restricted stock units and stock-settled stock appreciation rights (SSARs), based upon the fair value of those awards at the date of grant over the requisite service period. See Note 15 for further discussion.

Foreign Currency Translation

The functional currency for our Canadian subsidiaries is the U.S. dollar; however, the books and records for these subsidiaries are maintained in the Canadian dollar. The financial statements of these foreign subsidiaries are remeasured into U.S. dollars using the historical exchange rate for property, plant and equipment, timber and timberlands (related depreciation and amortization on both property, plant and equipment and timber and timberlands), goodwill, and certain other non-monetary assets.We use the exchange rate at the balance sheet date for the remaining assets and liabilities, including deferred taxes. A weighted-average exchange rate is used for each period for revenues and expenses. These transaction gains or losses are recorded in “Other non-operating income (expense)” on the Consolidated Statements of Income.

The functional currencies of our Chilean and Brazilian subsidiaries are the Chilean peso and Brazilian real and their books and records are maintained in the local currency. Translation adjustments, which are based upon the exchange rate at the balance sheet date for assets and liabilities and the weighted-average rate for the income statement, are recorded in “Accumulated comprehensive income (loss)” in Stockholders’ equity.

Revenue Recognition

Revenue is recognized when title has passed. The following criteria are used to determine that title has passed: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the price to the buyer is fixed or determinable; and (4) the collection is reasonably assured.

During 2017, 2016 and 2015, LP's top ten customers accounted for approximately 46%, 41% and 45% of its sales in the aggregate. No individual customers exceeded 10% of LP's sales in 2017, 2016 or 2015.

Customer programs and incentives are a common practice in our businesses. Our businesses incur customer program costs to obtain favorable product placement, to promote sales of products and to maintain competitive pricing. Customer program costs and incentives, including rebates and promotion and volume allowances, are accounted for in either net sales or the category selling, and administrative expenses at the time the program is initiated and/or the revenue is recognized. The costs are predominantly recognized in net sales and include, but are not limited to, volume allowances and rebates and promotional allowances. These costs are recorded at the later of the time of sale or the implementation of the program based on management’s best estimates. Estimates are based on historical and projected experience for each type of program or customer. Volume allowances are accrued based on management’s estimates of customer volume achievement and other factors incorporated into customer agreements, such as new product purchases, store sell-through and merchandising support. Management periodically reviews accruals for these rebates and allowances, and adjusts accruals when circumstances indicate (typically as a result of a change in volume expectations). As of December 31, 2017 and 2016, we had $24.2 million and $19.3 million accrued as customer rebates recorded in Accounts Payable on our Consolidated Balance Sheets.

We ship some of our products to retailers’ distribution centers on a consignment basis. We retain title to our products stored at the distribution centers. As our products are removed from the distribution centers by retailers and shipped to retailers’ stores, title passes from us to the retailers. At that time, we invoice the retailers and recognize revenue for these consignment transactions. We do not offer a right of return for products shipped to the retailers’ stores from the distribution centers. The amount of consignment inventory as of December 31, 2017 and 2016 was $18.3 million and $15.8 million.

Advertising costs
Advertising costs, which amounted to $19.1 million, $19.6 million and $15.5 million in 2017, 2016 and 2015, are principally expensed as incurred. Advertising costs include product displays, media production costs, agency fees, sponsorships and cooperating advertising.

Other Operating Credits and Charges, Net

We classify significant amounts unrelated to ongoing core operating activities as “Other operating credits and charges, net” in the Consolidated Statements of Income. Such items include, but are not limited to, amounts related to restructuring charges (including severance charges), charges to establish and maintain litigation or environmental reserves, product reserves, prior year adjustments, retirement charges and gains or losses from settlements with governmental or other organizations. Due to the nature of these items, amounts in the income statement can fluctuate from year to year. The determination of which items are considered significant and unrelated to core operations is based upon management’s judgment. See Note 17 for a discussion of specific amounts in 2017, 2016 and 2015.

Retirement Benefits

We are required to use actuarial methods and assumptions in the valuation of defined benefit obligations and the determination of expense. Difference between actual and expected results or changes in the values of the obligations and plan assets are not recognized in earnings as they occur but, rather, systematically and gradually over subsequent periods. See Note 14 for further information.

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

2.    PRESENT AND PROSPECTIVE ACCOUNTING PRONOUNCEMENTS

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

In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) 605, Revenue Recognition. The new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective on January 1, 2018. we have elected to adopt the revenue recognition standard in the first quarter of 2018 using the modified retrospective transition method with a cumulative adjustment to its opening balance of retained earnings. The adoption of this standard will not have a material impact on LP’s financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350). The standard simplifies the accounting for goodwill impairments by eliminating step 2 from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The new standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. We do not expect the adoption of this new standard to have a material impact on its consolidated results of operations and financial position.

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

3.	INVESTMENTS
Long-term investments held by us are debt securities designated as available for sale and are reported at fair market value using the specific identification method. The following table summarizes unrealized gains and losses related to these investments as of December 31, 2017 and December 31, 2016:

Dollar amounts in millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2017	$0.4	$5.6	$—	$6.0

December 31, 2016	$0.4	$4.4	$—	$4.8
As of December 31, 2017, we had $6.0 million ($23.4 million, par value) invested in auction rate securities (ARS). The ARS held by us are securities with long-term nominal maturities for which the interest rates may be reset through a Dutch auction each month. Our investments in ARS represent interests in collateralized debt obligations supported by pools of residential and commercial mortgages and other securities. The contractual maturities of these debt securities classified as available for sale at December 31, 2017 exceed one year.
There were no purchases of short-term and long-term investments for the years ended December 31, 2017 and 2016. During 2017 and 2016, we did not own any short-term investments.

4.	FAIR VALUE MEASUREMENTS
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. We are required to classify these financial assets and liabilities into two groups: recurring—measured on a periodic basis and non-recurring—measured on an as needed basis.
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

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016 is summarized in the following tables.

Dollar amounts in millions	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$6.0	$—	$—	$6.0
Trading securities	3.1	3.1	—	—

Dollar amounts in millions	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$4.8	$—	$—	$4.8
Trading securities	2.6	2.6	—	—
Due to the lack of observable market quotations on a portion of our ARS portfolio, we evaluate the structure of our ARS holdings and current market estimates of fair value, including fair value estimates from banks that rely exclusively on Level 3 inputs. These inputs include those that are based on expected cash flow streams and collateral values, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The valuation of our ARS investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact our valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity.
Trading securities consist of rabbi trust financial assets which are recorded in other assets in our consolidated balance sheets. The rabbi trust holds assets attributable to the elections of certain management employees to defer the receipt of a portion of their compensation. The assets of the rabbi trust are invested in mutual funds and are reported at fair value based on active market quotations, which represent Level 1 inputs.
The following table summarizes changes in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the twelve months ended December 31, 2017 and 2016.

Dollar amounts in millions	Available for sale securities
Balance at December 31, 2015	$5.8
Total realized/unrealized gains (losses) included in other comprehensive income	(1.0)
Balance at December 31, 2016	$4.8
Total realized/unrealized gains (losses) included in other comprehensive income	1.2
Balance at December 31, 2017	$6.0
Carrying amounts reported on the balance sheet for cash and cash equivalents, receivables and accounts payable approximate fair value due to the short-term maturity of these instruments. See discussion on fair market values on Notes Receivable from Asset Sales at Note 7 and Long-term Debt at Note 13.
We review the carrying values of long-lived assets to be held and used for impairment wherever events or changes in circumstances indicate possible impairment. An impairment loss is recognized when a long-lived asset's carrying value is not recoverable (given assumptions on housing starts and growth rates) and exceeds estimated fair value.

During 2016, we entered into a non-monetary transaction to exchange our idled OSB mill for another idled mill. This transaction was recorded at the fair market value of both facilities based upon external appraisals. This transaction resulted in us recording a gain of $10.6 million equal to the excess fair value over the net book value of the facility being exchanged.

5.     EARNINGS PER SHARE
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

	Year ended December 31,
Share amounts in millions	2017	2016	2015
Denominator for basic earnings per share:
Weighted average common shares outstanding	144.4	143.4	142.4
Effect of dilutive securities:
Dilutive effect of employee stock plans	2.0	1.7	—
Dilutive effect of stock warrants	—	0.2	—
Dilutive potential common shares	2.0	1.9	—
Denominator for diluted earnings per share:
Adjusted weighted average shares	146.4	145.3	142.4
Stock options, warrants and SSARs related to approximately 0.2 million and 2.6 million common shares were considered not in-the-money for purposes of our earnings per share calculation for the years ended December 31, 2017 and December 31, 2016.
Stock options, warrants, SSARs and performance shares related to approximately 4.9 million common shares for the year ended December 31, 2015 were considered anti-dilutive for purposes of our earnings per share calculation due to LP’s loss position from continuing operations.

6.	RECEIVABLES
Receivables consist of the following:

	December 31,
Dollar amounts in millions	2017	2016
Trade receivables	$124.6	$96.1
Income tax receivable	2.2	1.7
Other receivables	16.6	11.5
Allowance for doubtful accounts	(0.9)	(1.0)
	$142.5	$108.3

Other receivables at December 31, 2017 and 2016 primarily consist of sales tax receivables, vendor rebates, interest receivables, a receivable associated with an affiliate and other miscellaneous receivables.

7.	NOTES RECEIVABLE FROM ASSET SALES

Notes receivable from asset sales are related to a transaction that occurred during 1998. The note receivable provides collateral for our limited recourse note payable (see Note 13). We monitor the collectability of this note on a regular basis.

Dollar amounts in millions	Interest Rate 2017	December 31,
		2017	2016
Notes receivable (secured), maturing 2018, interest rates fixed	7.3%	$22.2	$22.2
Total		22.2	22.2
Current portion		22.2	—
Long-term portion		$—	$22.2
We estimate that the fair value of this note at December 31, 2017 and December 31, 2016 was approximately $22.7 million and $23.4 million.

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in goodwill and other intangible assets for the year ended December 31, 2017 and 2016 are provided in the following table:

Dollar amounts in millions	2017				2016
	Timber and timberlands	Goodwill	Developed Technology	Total	Timber and timberlands	Goodwill	Total
Beginning balance December 31,	$47.1	$9.7	$—	$56.8	$50.4	$9.7	$60.1
Additions	—	6.4	11.0	$17.4	—		—
Amortization	(3.2)	—	(0.4)	(3.6)	(3.3)	—	(3.3)
Total goodwill and other intangibles	$43.9	$16.1	$10.6	$70.6	$47.1	$9.7	$56.8

Included in the balance of timber and timberlands are values allocated to Canadian forest licenses in the purchase price allocations for Forex, Peace Valley OSB, and the assets of Evans Forest Products. The initial value of these licenses was $91.3 million and are amortized over the estimated useful life of twenty to twenty-five years.

During 2017, we purchased the stock of Barrier International, Inc. for $22.0 million (including cash acquired). This purchase results in us recording intangible assets of $17.4 million (comprised of $11.0 million of developed technology and $6.4 million of goodwill) based upon an independent appraisal. The developed technology will be amortized over a 20 year period.

Amortization of the above intangible assets over the next five years is as follows:

Dollar amounts in millions
Year ended December 31,
2018	$3.8
2019	3.8
2020	3.8
2021	3.8
2022	3.8

9.	INVESTMENTS IN AND ADVANCES TO AFFILIATES

At December 31, 2017, we have an investment in a joint venture with Resolute Forest Products to operate jointly owned I-Joist facilities in Quebec (Resolute-LP). Each partner owns 50% of the venture.

We sell products and raw materials and purchase products for resale from Resolute-LP. We eliminate profits on these sales and purchases, to the extent the inventory has not been sold through to third parties, on the basis of its 50% interest. For the years ended December 31, 2017, 2016 and 2015, we sold $15.5 million, $11.7 million and $9.3 million of products to Resolute-LP and purchased $60.1 million, $53.1 million and $54.1 million of I-joists from Resolute-LP.

Included in the Consolidated Balance Sheets at December 31, 2017 and 2016 are $3.6 million and $1.9 million in accounts receivable and $1.2 million and $0.1 million in accounts payable associated with Resolute-LP. For the year ended December 31, 2017, we received $3.3 million in dividends from Resolute-LP. We classified the receipt of these cash dividends as cash flows from operations. Our cumulative equity in earnings from Resolute-LP exceeds the cumulative distributions received; therefore, the dividends were deemed to be a return on our investment and not a return of our investment.

We are the exclusive distributor of the I-joists produced and sold by the joint venture and it is considered an integral part of our operations. Based upon the change in legal structure which altered our tax structure, for the year ended December 31, 2017, we are classifying the income (loss) from the joint venture as a reduction in cost of sales. LP recorded income from affiliates of $4.0 million in 2017, $5.2 million in 2016 and $6.7 million in 2015.

10.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities were as follows:

	December 31,
Dollar amounts in millions	2017	2016
Accounts payable	$112.3	$89.9
Salaries and wages payable	75.8	58.7
Taxes other than income taxes	3.0	3.6
Current portion of warranty reserves	9.0	9.0
Accrued interest	6.0	5.4
Accrued rebates	24.2	19.3
Other accrued liabilities	6.8	5.6
Total Accounts payable and accrued liabilities	$237.1	$191.5
Other accrued liabilities at December 31, 2017 and 2016 primarily consist of reforestation liabilities, accrued rent, current portion of worker compensation liabilities and other items. Additionally, included in accounts payable is

$19.0 million and $9.8 million related to capital expenditures that had not yet been paid as of December 31, 2017 and as of December 31, 2016.

11.	INCOME TAXES

Tax Cuts and Jobs Act

On December 22, 2017 the U.S. Government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Act”). The Act makes broad and complex changes to the U.S. tax code, including but not limited to, reducing the U.S. federal corporate rate from 35% to 21%, generally eliminating the taxation of dividends from foreign subsidiaries, imposing a one-time transition tax on unrepatriated earnings of foreign subsidiaries, creating new taxes on certain foreign earnings, allowing full expensing of qualified property acquired and placed in service after September 27, 2017, and imposing new limits on the deduction of net operating losses, executive compensation and net interest expense.

We have recognized the income tax effects of the Act in our financial statements for the year ended December 31, 2017 in accordance with Staff Accounting Bulletin No. 118, which provides SEC guidance for the application of ASC 740 - Income Taxes in the period in which the Act was signed into law. While we have not yet completed our analysis, based on reasonable assumptions and available information, we have recorded a provisional benefit of $18.4 million resulting from the reduction of our deferred tax liabilities to reflect the change in the corporate income tax rate from 35% to 21%. If additional tax deduction items which are temporary in nature are later identified, this will reduce our current federal taxes payable at 35% and increase our deferred federal tax liability at 21%, resulting in an additional benefit. We have also calculated a provisional amount of zero for the transition tax on unrepatriated foreign earnings.

We have not yet completed our analysis of the impact of the other provisions of the Act that could affect our financial statements for the year ended December 31, 2017, specifically the Global Intangible Low Taxed Income (GILTI) provisions. The GILTI rules require current inclusion of certain earnings of controlled foreign corporations in the income of the U.S. shareholder. Under U.S. GAAP we are allowed to make an accounting policy choice to either treat additional taxes due to GILTI on a current or deferred basis. If we were to choose the deferred method, our calculation of the deferred balance at December 31, 2017 would depend upon our analysis of foreign income and whether we expect to have GILTI inclusions in future years. Because of the complexity of these provisions and our continuing evaluation, we have not recorded any provisional amounts for this tax in our financial statements.

Income Tax Provision
Income (loss) from continuing operations before income taxes consists of the following:

	Year ended December 31,
Dollar amounts in millions	2017	2016	2015
Domestic	$341.8	$98.4	$(8.7)
Foreign	168.4	71.7	(80.0)
Total	$510.2	$170.1	$(88.7)

The following presents the components of our income tax provision (benefit) from continuing operations.

	Year ended December 31,
Dollar amounts in millions	2017	2016	2015
Current tax provision (benefit):
U.S. federal	$105.8	$60.4	$(2.4)
State and local	4.4	4.4	(0.5)
Foreign	7.9	10.4	2.6
Net current tax provision (benefit)	118.1	75.2	(0.3)
Deferred tax provision (benefit):
U.S. federal	(19.3)	(48.1)	(1.1)
State and local	8.0	1.2	(1.8)
Foreign	38.2	11.7	(26.6)
Net valuation allowance increase (decrease)	(25.9)	(20.2)	27.1
Net deferred tax benefit	1.0	(55.4)	(2.4)
Total income tax provision (benefit)	$119.1	$19.8	$(2.7)
We received income tax refunds during 2017, 2016 and 2015 of $0.3 million, $0.8 million and $0.1 million and paid cash taxes of $143.1 million, $8.7 million and $16 million. Included in the Consolidated Balance Sheets at December 31, 2017 and 2016 are income tax receivables of $2.2 million and $1.7 million and income taxes payable of $4.5 million and $31.3 million.

Deferred Taxes

The tax effects of significant temporary differences creating deferred tax (assets) and liabilities at December 31 were as follows:

	December 31,
Dollar amounts in millions	2017	2016
Accrued liabilities	53.4	83.9
Benefit of capital loss and NOL carryovers	38.9	83.4
Other	10.2	11.6
Inventories	6.6	6.9
Market value write down of ARS	4.9	8.8
Benefit of tax credit carryovers	3.5	3.7
Valuation allowance	(13.6)	(37.9)
Total deferred tax assets	103.9	160.4
Property, plant and equipment	(118.2)	(164.2)
Timber and timberlands	(11.4)	(11.6)
Installment sale gain deferral	(5.2)	(8.0)
Total deferred tax liabilities	(134.8)	(183.8)
Net deferred tax liabilities	$(30.9)	$(23.4)
Balance sheet classification
Long-term deferred tax asset	2.5	4.3
Long-term deferred tax liability	(33.4)	(27.7)
	$(30.9)	$(23.4)
The benefit relating to capital loss, net operating loss (NOL) and credit carryovers included in the above table at December 31, 2017 consists of:

Dollar amounts in millions	Expiration Beginning in	Benefit Amount	Valuation Allowance
State NOL carryovers	2018	14.1	(1.4)
State credit carryovers	2018	0.7	(0.1)
Canadian NOL carryovers	2034	16.7	—
Canadian capital loss carryovers	Indefinitely	6.2	(6.2)
Canadian credit carryovers	2018	2.7	—
Chilean NOL carryovers	Indefinitely	2.0	(2.0)
		$42.4	$(9.7)
We periodically review the need for valuation allowances against deferred tax assets and recognizes these deferred tax assets to the extent that their realization is more likely than not. As part of our review, we consider all positive and negative evidence, including earnings history, the future reversal of deferred tax liabilities, and the relevant expirations of carryforwards. We believe that the valuation allowances provided are appropriate. If future years’ earnings differ from the estimates used to establish these valuation allowances or other objective positive or negative evidence arises, we may be required to record an adjustment resulting in an impact on tax expense (benefit) for that period.

As of January 1, 2016, we adopted ASU No. 2016-09, "Improvements to Employee Share-based Payment Accounting" An adjustment of $16.9 million was recorded to the beginning balance of retained earnings based upon the adoption of the new standard.

At December 31, 2017, certain of LP’s foreign subsidiaries had accumulated surplus earnings of approximately $90 million which have been, and are intended to be, indefinitely reinvested in LP’s foreign operations. This amount becomes taxable upon a sale of the subsidiaries and, in certain circumstances, may be taxable upon distribution. Other foreign subsidiaries have experienced accumulated deficits. Determination of the amount of any unrecognized US income tax liability on these temporary differences is not practical because of the complexities of the hypothetical calculations

Tax Rate Reconciliation

The following table summarizes the differences between the statutory U.S. federal and effective income tax rates on continuing operations:

	Year ended December 31,
	2017	2016	2015
U.S. federal tax rate	35%	35%	(35)%
State and local income taxes	2	2	(2)
Effect of foreign tax rates	(3)	(5)	13
Effect of foreign exchange on functional currencies	1	2	(8)
Tax credits	(1)	(12)	—
Capital gain - timber	—	(15)	—
Stock-based compensation	—	(2)	—
Domestic manufacturing deduction	(2)	(2)	—
Valuation allowance	(6)	(12)	31
Uncertain tax positions	1	21	(4)
Effect of U.S. federal rate change on deferred taxes	(3)	—	—
Other, net	(1)	—	2
Effective tax rate (%)	23%	12%	(3)%
We are subject to U.S. federal income tax as well as income taxes of multiple state jurisdictions. Our foreign subsidiaries are subject to income tax in Canada, Chile, Peru and Brazil.
U.S. tax years are now closed through 2013, and no audits are currently in progress. We remain subject to U.S. federal examinations of tax years 2014 to 2016 as well as state and local tax examination for the tax years 2007-2016. In 2016, Canada completed its audits of tax years 2012 and 2013; tax years 2014 through 2016 are subject to examination. Quebec provincial audits have been effectively settled through 2015. Chilean returns for the 2010 - 2013 tax years have been audited and various issues are currently being appealed in the Chilean courts and years 2014 through 2016 are subject to examination. Brazilian returns for years 2009 to 2016 are subject to examination but no audits are currently in progress.

Uncertain Tax Positions
In accordance with the accounting for uncertain tax positions, the following is a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of the years presented:

	December 31,
Dollar amounts in millions	2017	2016	2015
Beginning balance	$39.8	$4.1	$42.2
Increases:
Tax positions taken in current year	0.6	26.9	—
Tax positions taken in prior years	1.2	10.4	0.9
Decreases:
Tax positions taken in current year	—	—	—
Tax positions taken in prior years	(1.3)	—	(0.5)
Settlements during the year	—	—	(34.7)
Lapse of statute in current year	—	(1.6)	(3.8)
Ending balance	$40.3	$39.8	$4.1
Included in the above balances at December 31, 2017 and 2016 is $39.9 million and $39.8 million of tax benefits that, if recognized, would affect our effective tax rate. We accrued interest of $0.7 million and paid interest of $0.0 million during 2017 and accrued interest of $3.0 million and paid interest of $0.0 million during 2016. In total, we have recognized a liability of $3.7 million and $3.0 million for accrued interest related to its uncertain tax positions as of December 31, 2017 and 2016. The 2015 settlement amount in the above table is the result of our agreement with the Internal Revenue Service regarding their examination of tax years 2007-2009.

12.	NON-OPERATING INCOME (EXPENSE)
Included in our Consolidated Statements of Income is non-operating expense of $13.2 million, $39.1 million and $32.1 million for the years ended December 31, 2017, 2016 and 2015. This income (expense) is comprised of the following components:

	Year ended December 31,
Dollar amounts in millions	2017	2016	2015
Interest expense	$(20.6)	$(32.9)	$(32.0)
Amortization of debt charges	(0.9)	(1.1)	(1.1)
Capitalized interest	2.2	1.9	1.9
Interest expense, net of capitalized interest	(19.3)	(32.1)	(31.2)
Investment income	9.5	8.0	4.9
SERP market adjustments	1.0	0.2	(0.5)
Investment income	10.5	8.2	4.4
Foreign currency losses	(4.4)	2.1	(5.3)
Early debt extinguishment	—	(17.3)	—
Other non-operating income (expense)	(4.4)	(15.2)	(5.3)
Total non-operating income (expense)	$(13.2)	$(39.1)	$(32.1)

13.	LONG-TERM DEBT

	December 31,
Dollar amounts in millions	2017				2016
	Interest Rate	Principal	Unamortized Debt Costs	Total	Principal	Unamortized Debt Costs	Total
Debentures:
Senior unsecured notes, maturing 2024, interest rates fixed	4.875%	$350.0	$(4.4)	$345.6	$350.0	$(5.0)	$345.0
Bank credit facilities:
Chilean term credit facility, maturing 2019, interest rates fixed	UF+3.9%	7.7	(0.1)	7.6	7.0	(0.3)	6.7
Brazilian export financing facility, maturing 2017, interest rates fixed	6.65%	—	—	—	2.0	—	2.0
Limited recourse notes payable:
Senior notes, payable 2018, interest rates fixed	7.3%	22.0	—	22.0	22.0	—	22.0
Other financing:
Capital leases		0.7		0.7	1.3		1.3
Total		380.4	(4.5)	375.9	382.3	(5.3)	377.0
Less: current portion		(25.1)		(25.1)	(2.6)		(2.6)
Net long-term portion		$355.3	$(4.5)	$350.8	$379.7	$(5.3)	$374.4

Deferred debt costs are amortized over the life of the related debt using a straight line basis which approximates the effective interest method. These costs are a direct deduction from the carrying amount related to the debt liability. If the debt is retired early, the related unamortized deferred financing costs are written off in the period the debt is retired to other non-operating income (expense). We amortized deferred debt costs of $0.9 million, $1.1 million and $1.1 million for the years ended December 31, 2017, 2016 and 2015. Included in these amortized amounts are deferred debt costs associated with our current line of credit, which is recorded as an "Other Asset" LP's Consolidated Balance Sheet.

We estimated our limited recourse notes payable to have a fair value of approximately $22.4 million and $23.4 million at December 31, 2017 and 2016. We estimated the Senior Notes due 2024 to have a fair value of $363.9 million and $344.3 million at December 31, 2017 and 2016 based upon market quotations. We believe the carrying amounts of the Chilean term credit facility as well as the Brazil export facility approximates fair market value based upon current interest rates with similar remaining maturities.
We issued $348.6 million of senior notes in June 1998 in a private placement to institutional investors. The remaining $22.0 million of notes mature in 2018. The notes are secured by $22.2 million of notes receivable from Green Diamond Resource Company (Green Diamond). Pursuant to the terms of the notes payable, in the event of a default by Green Diamond, we would be liable to pay only 10% of the indebtedness represented by the notes payable.

In December 2013, we entered into a credit agreement with various lenders and American AgCredit, PCA, as administrative agent and CoBank, ACB, as letter of credit issuer. The credit agreement provides for a $200 million revolving credit facility, with a $60 million sublimit for letters of credit. The credit facility terminates and all loans made under the credit agreement become due in December 2022. As of December 31, 2017 and 2016, no revolving borrowings had been made or were outstanding under the credit facility. Certain of LP’s existing and future wholly owned domestic subsidiaries may guaranty our obligations under the credit facility and, subject to certain limited exceptions, provide security through a lien on substantially all of the personal property of these subsidiaries. Revolving borrowings under the credit agreement accrue interest, at our option, at either a “base rate” plus a margin of 0.63% to 1.75% or LIBOR plus a margin of 1.63% to 2.75%. The credit agreement also includes an unused commitment fee, due quarterly, ranging from 0.20% to 0.500%. The applicable margins and fees within these ranges are based on our ratio of consolidated EBITDA to cash interest charges. The “base rate” is the highest of (i) the Federal funds rate plus 0.5%, (b) the U.S. prime rate, and (iii) one month LIBOR plus 1.0%.

The credit agreement contains various restrictive covenants and customary events of default. The credit agreement also contains financial covenants that require the Company and its consolidated subsidiaries to have, as of the end of each quarter, (i) a capitalization ratio (i.e., funded debt to total capitalization) of no more than 40% and (ii) current ratio (i.e., current assets to current liabilities) of at least 2 to 1, in each case calculated in the manner specified in the credit agreement. As of December 31, 2017, we were in compliance with all financial covenants under the credit agreement.
In December 2009, we entered into a term loan agreement with Banco de Credito e Inversiones for UF 943,543.7391 (equivalent to $39 million at the time of inception). The loan will be repaid in 16 semi-annual principal payments that began in June 2012 and end in December 2019. The loan bears interest at UF plus 3.90% per annum and contains various restrictive covenants and requires the maintenance by LP Chile of a debt to equity ratio of less than or equal to 1. If LP Chile is late in making payments, it will also be required to maintain a ratio of net debt to earnings before interest, taxes, depreciation and amortization (EBITDA) of less than or equal to 2.5 and a ratio of EBITDA to financial costs of at least 3. The loan agreement also contains customary events of default, the occurrence of which could result in acceleration of our obligations to repay the indebtedness outstanding. Any increases or decreases in the loan balance shown are related to the change in the underlying foreign currency exchange rates, the UF or principal payments. We made an optional prepayment of $6.8 million during 2016. The impact of foreign currency exchange rates in 2017 was $0.6 million which included a UF change of $0.1 million.
In August 2011, we entered into an export financing loan agreement with a Brazilian bank. This loan was repaid in 10 equal semi-annual payments that began in January 2013 and ended in July 2017.

In September 2016, we issued $350.0 million aggregate principal of 4.875% Senior Notes due in 2024. On or after September 15, 2019, we may, at our option on one or more occasions, redeem all or any portion of these notes at specified redemption rates. Obligations under the indenture governing our notes are unsecured and not presently guaranteed by any of our subsidiaries. The indenture contains customary covenants applicable to us and our subsidiaries, other than certain unrestricted subsidiaries, including restrictions on actions and activities that are restricted under the credit facility. The indenture also contains customary events of default, the occurrence of which could result in acceleration of our obligations to repay the indebtedness outstanding thereunder.

The weighted average interest rate for all long-term debt at December 31, 2017 and 2016 was approximately 5.1%  and 5.1% . Required repayment of principal for long-term debt is as follows:

Dollar amounts in millions
Years ending December 31,
2018	$25.1
2019	5.3
2020	—
2021	—
2022	—
2023 and after	350.0
Total	$380.4
Cash paid during 2017, 2016 and 2015 for interest (net of capitalized interest) was $17.5 million, $27.2 million and $36.9 million.

14.	RETIREMENT PLANS AND POSTRETIREMENT BENEFITS
We sponsor various defined benefit and defined contribution retirement plans that provide retirement benefits to substantially all of our employees. Most regularly scheduled employees are eligible to participate in these plans except those covered by a collective bargaining agreement, unless the collective bargaining agreement specifically allows for participation in our plans. We contribute to a multiemployer plan for certain employees covered by collective bargaining agreements. We also provide other post-retirement benefits consisting primarily of healthcare benefits to certain retirees who meet age and service requirements.
Defined Benefit Plans
Pension benefits are earned generally based upon years of service and compensation during active employment. Contributions to the qualified defined benefit pension plans are based on actuarial calculations of amounts to cover current service costs and amortization of prior service costs over periods ranging up to 20 years. We contribute additional funds as necessary to maintain desired funding levels. As of January 1, 2018, we will retroactively adopt ASU 2017-07, Retirement Benefits - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. See Note 2 for further discussion.
Benefit accruals under our most significant plans, which account for approximately 78% of the assets and 83% of the benefit obligations in the tables below, had been credited at the rate of 4% of eligible compensation with an interest credit based upon the 30-year U.S. Treasury rate. The Company discontinued providing contribution credits effective January 1, 2010 to these plans. The remaining defined benefit pension plans in Canada use a variety of benefit formulas.
We also maintain a Supplemental Executive Retirement Plan (SERP), an unfunded, non-qualified defined benefit plan intended to provide supplemental retirement benefits to certain executives. Benefits are generally based on compensation in the years immediately preceding normal retirement. During the year ended December 31, 2017 and 2015, we recorded a plan settlement charge of $3.1 million and $0.8 million associated with the retirement of our executives during 2017 and 2015.

The components of LP’s net periodic pension costs and the assumptions related to those costs consisted of the following:

	Year ended December 31,
Dollar amounts in millions	2017	2016	2015
Service cost	$4.9	$4.3	$3.8
Interest cost	12.5	13.1	13.1
Expected return on plan assets	(13.1)	(13.1)	(15.0)
Amortization of prior service cost and net transition asset	0.5	0.5	0.5
Amortization of net actuarial loss	6.2	5.4	6.8
Net periodic pension cost	$11.0	$10.2	$9.2
Loss due to settlement	$3.1	$—	$0.8

Discount rate	3.9%	4.1%	3.8%
Weighted rate of compensation increase	0.7%	0.7%	0.7%
Weighted expected return on plan assets	5.4%	5.4%	6.0%
Other changes in plan assets and benefit obligations recognized in other comprehensive income (OCI):

	Year ended December 31,
Dollar amounts in millions	2017	2016	2015
Net actuarial (gain) loss	$(3.9)	$4.8	$0.8
Amortization of net actuarial loss	(9.3)	(5.4)	(7.6)
Amortization of prior service cost	(0.5)	(0.5)	(0.5)
Foreign exchange rate changes	—	—	(0.1)
Total recognized in OCI	$(13.7)	$(1.1)	$(7.4)

We calculate the net periodic pension cost for a given fiscal year based upon assumptions developed at the end of the previous fiscal year. As of January 1, 2010, we froze future contribution credits to its qualified U.S. defined benefit pension plans.
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

The projected benefit obligation is the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated salary increases. The benefit plan obligation, funded status and the assumptions related to the obligations as of the measurement date for each year presented as of December 31 follow:

	December 31,
Dollar amounts in millions	2017	2016
Change in benefit obligation:
Beginning of year balance	$331.9	$330.8
Service cost	4.9	4.3
Interest cost	12.5	13.1
Actuarial loss	10.8	3.5
Foreign exchange rate changes	3.6	1.6
Benefits paid	(18.2)	(21.4)
End of year balance	$345.5	$331.9
Change in assets (fair value):
Beginning of year balance	$239.9	$237.4
Actual return on plan assets	27.8	11.8
Employer contribution	12.7	10.5
Foreign exchange rate changes	3.7	1.6
Benefits paid	(18.2)	(21.4)
End of year balance	$265.9	$239.9
Funded status	$(79.6)	$(92.0)
Weighted average assumptions for obligations as of measurement date
Discount rate for obligations	3.4%	3.9%
Rate of compensation increase	0.7%	0.7%
The amounts recognized in our Consolidated Balance Sheets as of December 31 consist of the following:

Dollar amounts in millions	2017	2016
Noncurrent pension assets, included in “Other assets”	$1.4	$0.9
Current pension liabilities, included in “Accounts payable and accrued liabilities”	(12.1)	(0.2)
Noncurrent pension liabilities, included in “Other long-term liabilities”	(68.9)	(92.7)
Total	$(79.6)	$(92.0)
Amounts recognized in other comprehensive income—pre-tax
Net actuarial loss	$128.0	$140.6
Prior service cost	8.0	8.4
Total	$136.0	$149.0
The total accumulated benefit obligation for all pension plans as of December 31, 2017 and 2016 was $343.2 million and $326.8 million.
The accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $287.9 million and $207.7 million at December 31, 2017 and $284.0 million and $194.2 million at December 31, 2016. The projected benefit obligations and fair value of plan assets of plans with projected benefit obligations in excess of plan assets were $288.7 million and $207.7 million at December 31, 2017 and $287.1 million and $194.2 million at December 31, 2016.

The amounts of accumulated other comprehensive income that is expected to be amortized as expense during 2018 is:

Dollar amounts in millions
Net actuarial loss	$6.1
Prior service cost	0.5
Total	$6.6
The benefits expected to be paid from the benefit plans, which reflect expected future service, are as follows:

Dollar amounts in millions
Year
2018	31.4
2019	19.7
2020	20.9
2021	20.6
2022	25.5
2023– 2027	100.0
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
Asset allocation targets are established based upon the long-term returns and volatility characteristics of the investment classes and recognize the benefits of diversification and the profits of the plans’ liabilities. The actual and target allocations at the measurement dates are as follows:

	Target Allocation 2017	Actual Allocation
		2017	2016
Asset category
US Plans
Equity securities	40%	40%	40%
Debt securities	20%	20%	20%
Multi-Strategy Funds	40%	40%	40%
Total Allocation for US Plans	100%	100%	100%

Non-US Plans
Equity securities	27%	28%	29%
Debt securities	71%	70%	70%
Other, including cash and cash equivalents	2%	2%	1%
Total Allocation for Non-US Plans	100%	100%	100%
Our investment policies for the defined benefit pension plans provide target asset allocations by broad categories of investment and ranges of acceptable allocations. These policies are set by an administrative committee with the goal of maximizing long-term investment returns within acceptable levels of volatility and risk. Our U.S. plans include hedge funds and real return investment strategies to increase returns and reduce volatility. Our plans do not currently invest directly in derivative securities, although such investments may be considered in the future to increase returns and/or reduce volatility. To the extent the expected return on plan assets varies from the actual return, an actuarial gain or loss results.

The fair value of our pension plan assets at December 31, 2017 and December 31, 2016, fair value asset categories and the level of inputs as defined in Note 4 are as follows:

Dollar amounts in millions Asset Category	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity investment funds:(a)
Domestic stock funds	$56.2	$42.2	$14.0	$—
International stock funds	43.1	15.5	27.6	—
Fixed income investment funds:(b)
Domestic bond funds	40.2	20.2	20.0	—
International bond funds	40.9	—	40.9	—
Multi-strategy funds(c)	82.5	69.6	—	12.9
Cash & cash equivalents	3.0	—	3.0	—
Total	$265.9	$147.5	$105.5	$12.9
  _______________

(a)	Equity investments include investments in funds that are primarily invested in large capitalization U.S. and international equity securities and a mutual fund.

(b)	Fixed income investments include investments in funds that are primarily invested in a diversified portfolio of investment grade U.S. and international debt securities.

(c)	The multi-strategy funds invest in various hedge funds that employ a fund of funds strategy.

Dollar amounts in millions Asset Category	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity investment funds:(a)
Domestic stock funds	$51.3	$38.0	$13.3	$—
International stock funds	38.5	13.5	25.0	—
Fixed income investment funds:(b)
Domestic bond funds	36.8	36.8	—	—
International bond funds	36.0	—	36.0	—
Multi-strategy funds(c)	75.1	62.9	—	12.2
Cash & cash equivalents	2.2	—	2.2	—
Total	$239.9	$151.2	$76.5	$12.2
 _______________

(a)	Equity investments include investments in funds that are primarily invested in large capitalization U.S. and international equity securities and a mutual fund.

(b)	Fixed income investments include investments in funds that are primarily invested in a diversified portfolio of investment grade U.S. and international debt securities.

(c)	The multi-strategy funds invest in various hedge funds that employ a fund of funds strategy.

Level 1 investments are valued based on active market quotations.
Level 2 investments are valued based on the unit prices quoted by the funds, representing the fair value of underlying investments.
Due to the lack of observable market quotations on real estate and multi-strategy funds, we evaluate our structure and current market estimates of fair value, including fair value estimates from the funds that rely exclusively on Level 3 inputs. These inputs include those that are based on expected cash flow streams and property values, including assessments of overall market liquidity. The valuations are subject to uncertainties that are difficult to predict.

The following table summarizes assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period.

Dollar amounts in millions	Multi-Strategy Funds
Balance at January 1, 2016	$13.3
Total unrealized gains	0.3
Contribution (redemption)	(1.5)
Management fees	0.1
Balance at December 31, 2016	$12.2
Total unrealized gains	$0.7
Contribution (redemption)	0.1
Management fees	(0.1)
Balance at December 31, 2017	$12.9
Defined Contribution Plans
We also sponsor defined contribution plans in the U.S. and Canada. In the U.S., these plans are primarily 401(k) plans for hourly and salaried employees that allow for pre-tax employee deferrals and a company match of up to 5.0% of an employee’s eligible wages (subject to certain limits). Under the profit sharing feature of these plans, we may elect to contribute a discretionary amount as a percentage of eligible wages. Included in the assets of the 401(k) and profit sharing plans are 1.4 million shares of LP common stock that represented approximately 8.5% of the total market value of plan assets at December 31, 2017.
In Canada, we sponsor both defined contribution plans and Registered Retirement Savings Plans for hourly and salaried employees that allow for pre-tax employee deferrals. We provide a base contribution of 2.5% of eligible earnings and matches 50% of an employee’s deferrals up to a maximum of 3% of each employee’s eligible earnings (subject to certain limits).
Expenses related to defined contribution plans and the multiemployer plan in 2017, 2016 and 2015 were $9.7 million, $8.7 million and $8.0 million.
Other Benefit Plans
We have several plans that provide postretirement benefits other than pensions, primarily for salaried employees in the U.S. and certain groups of Canadian employees. The funded status at December 31, 2017 and 2016 was $9.0 million and $7.8 million. Net expense related to these plans was not significant in 2017 or 2016.
Effective August 16, 2004, we adopted the Louisiana-Pacific Corporation 2004 Executive Deferred Compensation Plan (the Plan). Pursuant to the Plan, certain management employees are eligible to defer up to 90% of their regular salary and annual cash incentives that exceed the limitation as set forth by the I.R.S. Each plan participant is fully vested in all employee deferred compensation and earnings credited associated with employee contributions.

Employer contributions and associated earnings vest over periods not exceeding five years. The liability under this plan amounted to $1.9 million and $1.8 million at December 31, 2017 and December 31, 2016 and is included in “Other long-term liabilities” on LP’s Consolidated Balance Sheets.

15.    STOCKHOLDERS' EQUITY
Preferred Stock
We are authorized to issue up to 15,000,000 shares of preferred stock at $1.00 par value. At December 31, 2017, no shares of preferred stock have been issued; however, 2,000,000 shares of Series A Junior Participating Preferred Stock have been reserved for issuance in connection with the Company’s Shareholder Rights Plan. Additional series of preferred stock may be designated and the related rights and preferences fixed by action of the Board of Directors.
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
Common Stock Plan
We have a stock-based compensation plan under which stock options, SSARs, incentive shares, restricted stock and performance shares awards are granted. At December 31, 2017, 2.9 million shares were available under the current plan for these awards.

	Year ended December 31,
Dollar amounts in millions	2017	2016	2015
Total stock-based compensation expense (costs of sales and selling and administrative)	$9.7	$13.0	$9.3
Income tax benefit related to stock-based compensation	$0.8	$3.4	$—
Impact on cash flow due to taxes paid related to net share settlement of equity awards	$5.9	$9.2	$6.1
We recognize the compensation costs on a straight-line basis over the requisite service period of the award, which is generally the vesting term of three years. Compensation costs that were capitalized to inventory were not material.
Stock-Settled Stock Appreciation Rights
We grant SSARs to key employees. On exercise, we generally issue these shares from treasury. The SSARs are granted at market price at the date of grant. SSARs become exercisable over three years and expire ten years after the date of grant. The following table sets out the weighted average assumptions used to estimate the fair value of the SSARs granted using the Black-Scholes option-pricing model:

	2017	2016	2015
Expected stock price volatility	41%	45%	54%
Expected dividend yield	—%	—%	—%
Risk-free interest rate	2.1%	1.4%	1.5%
Expected life of options (in years)	6.0 years	6 years	6 years
Weighted average fair value of options and SSARs granted	$8.02	$6.99	$8.80
Expected Stock Price Volatility: The fair values of stock-based payments were valued using the Black-Scholes valuation method with a volatility factor based on our historical stock prices.
Expected Dividend Yield: The Black-Scholes valuation model calls for a single expected dividend yield as an input. This is determined based upon current annual dividend as of the date of grant compared to the grant price.
Risk-Free Interest Rate: We base the risk-free interest rate used in the Black-Scholes valuation method on U.S. Treasury issues with an equivalent term. Where the expected term of our stock-based awards do not correspond with the terms for which interest rates are quoted, we perform a straight-line interpolation to determine the rate from the available maturities.
Expected Life of SSARs: Expected life represents the period that LP’s stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards.
Estimated Pre-vesting Forfeitures: When estimating forfeitures, we consider voluntary termination behavior as well as workforce reduction programs.

The following table summarizes stock options and SSARs outstanding as of December 31, 2017 as well as activity during the last year.

	Options/ SSARs	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2016	4,229,247	$15.84
Granted	285,934	$19.14
Exercised	(1,093,553)	$12.79
Expired	(993,752)	$22.94
Forfeited	(23,068)	$16.54
Outstanding at December 31, 2017	2,404,808	$14.76	5.8	$27.7
Vested and expected to vest at December 31, 2017(1)	2,284,568	$14.76	5.8	$27.5
Exercisable at December 31, 2017	1,703,031	$13.70	4.8	$21.4
 _______________

(1)	Expected to vest based upon historical forfeiture rate
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of 2017 and the exercise price, multiplied by the number of in-the-money options and SSARs) that would have been received by the holders had all holders exercised their awards on December 31, 2017. This amount changes based on the market value of our stock as reported by the New York Stock Exchange.
As of December 31, 2017, there was $2.0 million of total unrecognized compensation costs related to stock options and SSARs. These costs are expected to be recognized over a weighted-average period of 1.5 years. We recognized

$2.5 million, $4.6 million and $3.6 million in compensation expense associated with these awards for the years ended December 31, 2017, 2016 and 2015. The intrinsic value of SSARs exercised in the years ended December 31, 2017, 2016 and 2015 was $26.5 million, $29.8 million and $23.9 million
Restricted Share Units
We grant restricted share units to certain key employees and directors. The awards entitle the participant to receive unrestricted shares of LP common stock at no cost to the participant. Awards granted under this plan to employees generally vest three years from the date of grant and to directors over one year. The market value of these grants approximates the fair value. The fair value of the restricted awards on the date of the grant is amortized ratably over the service period which is generally three years. We recorded compensation expense related to these awards in 2017, 2016 and 2015 of $3.9 million, $4.7 million and $3.5 million. As of December 31, 2017, there was $4.1 million of total unrecognized compensation cost related to unvested restricted awards.

The following table summarizes restricted awards outstanding as of December 31, 2017 as well as activity during the past year.

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2016	676,267	$16.64
Granted	249,011	$20.11
Vested	(207,306)	$17.17
Forfeited	(54,802)	$16.92
Outstanding at December 31, 2017	663,170	$17.75	1.2	$17.4

The total fair value of awards vested during the years ended December 31, 2017, 2016 and 2015, was $4.5 million, $2.4 million and $5.4 million.
Restricted Shares

We grant restricted stock to certain senior executive employees. The shares vest three years from the date of grant. During the vesting period, the participants have voting rights and receive dividends, but the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. Additionally, granted but unvested shares are forfeited upon termination of employment. The fair value of the restricted shares on the date of the grant is amortized ratably over the service period which is generally three years. We recorded compensation expense related to these awards in 2017, 2016 and 2015 of $1.5 million, $2.4 million and $1.7 million. As of December 31, 2017, there was $2.2 million of total unrecognized compensation cost related to unvested restricted stock to be recognized over 1.3 years.

The following table summarizes restricted awards outstanding as of December 31, 2017 as well as activity during the past year.

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	345,537	$16.73
Granted	109,386	$19.80
Vested	(115,352)	$17.92
Forfeited	(28,356)	$17.10
Outstanding at December 31, 2017	311,215	$17.33

The total fair value of awards vested during the years ended December 31, 2017, 2016 and 2015, was $2.2 million, $1.4 million and $3.8 million.
Performance Share Awards

We grant performance shares awards to certain senior key employees. The right to earn shares under these awards is based on the achievement of various segment or company-wide performance conditions, including revenue growth of certain product segments or individual products as compared to housing start growth. The achievement of the performance goals is ratable from 0% to 200%. Compensation cost is amortized into expense over the service period, which is generally three years, and is based on the probability of meeting performance targets. We recorded compensation expense related to these awards in 2017 and 2016 of $1.6 million and $1.0 million. As of December 31, 2017, there was $1.8 million of total unrecognized compensation cost related to these performance shares to be recognized over 1.6 years.
The following table summarizes information about performance share awards as of December 31, 2017, as well as activity during the year then ended, based on the target award amounts in the performance share award agreements:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	85,361	$20.45
Granted	121,724	24.87
Vested	—	—
Forfeited	(19,011)	22.71
Outstanding at December 31, 2017	188,074	$23.08

16.    ASSET RETIREMENT OBLIGATIONS
The activity in our asset retirement obligation liability for 2017 and 2016 is summarized in the following table. These are included in “Other long-term liabilities” in the Consolidated Balance Sheets. Our asset retirement obligation reflects the estimated present value of its obligations for capping, closure and post closure costs with respect to landfills we own or operate and other on-going environmental monitoring costs.

Dollar amounts in millions	Year ended December 31,
	2017	2016
Beginning balance	$10.2	$10.0
Accretion expense	0.8	0.8
Adjusted to expense during the year	—	(0.3)
Payments made	(0.3)	(0.4)
Translation	0.1	0.1
Ending balance	$10.8	$10.2

17.    OTHER OPERATING CREDITS AND CHARGES, NET
The major components of “Other operating credits and charges, net” in the Consolidated Statements of Income for the years ended December 31 are reflected in the table below and described in the paragraphs following the table:

Dollar amounts in millions	Year ended December 31,
	2017	2016	2015
Contingent consideration fair value adjustment	—	—	0.2
Adjustments to retirement accounts	(3.1)	—	(0.8)
Refund of sales and use taxes	0.8	—	—
Loss related to intangible forest license	—	—	(11.6)
Loss due to marketing settlement	—	—	(1.0)
Loss on workers compensation reserve	(0.9)	—	—
Adjustment to product related warranty reserves	(5.4)	(16.9)	1.4
Additions to environmental related contingency reserves and asset retirement obligations	—	—	(4.6)
Other	0.6	(0.5)	0.1
	$(8.0)	$(17.4)	$(16.3)
Other operating charges and credits associated with unconsolidated affiliates:
Valuation allowance associated with deferred taxes	—	—	0.7
	$—	$—	$0.7

2017
During 2017, we recorded a $8.0 million loss in "Other operating credits and charges, net". The components of the net charges include:

•	a loss of $5.4 million related to an increase in product related warranty reserves associated with CanExel products sold in specific geographic locations and for a specific time period;

•	a refund of $0.8 million related to sales and use taxes;

•	a loss of $3.1 million associated with a pension curtailment charge related to the prior CEO's retirement; and

•	a loss of $0.9 million associated with a workers' compensation reserve change.
2016
During 2016, we recorded a 17.4 million loss in "Other operating credits and charges, net". The components of the net charges include:

•
a loss of 16.9 million related to an increase in product related warranty reserves and a related adjustment of $0.5 million to value added taxes associated with CanExel products sold in specific geographic locations and for a specific time period.

2015
During 2015, we recorded a $16.3 million loss in "Other operating credits and charges, net". The components of the net charges include:

•
a gain of $0.2 million related to fair market value adjustments to the contingent consideration payable in connection with a business combination (see Note 4 for additional discussions on fair value measurements);

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

•
a loss of $4.6 million related to an increase in environmental reserves and related asset retirement obligations associated with a site where we previously operated a vinyl siding manufacturing facility.

Additionally, other operating charges and credits reflected in Equity in (income) loss from unconsolidated affiliates includes a gain of $0.7 million associated with a reduction of a valuation allowance on the joint venture's books associated with deferred tax assets.

18.    GAIN (LOSS) ON SALE OR IMPAIRMENT OF LONG-LIVED ASSETS
The major components of “Gain (Loss) on sale or impairment of long-lived assets” in the Consolidated Statements of Income for the years ended December 31 are reflected in the table below and are described in the paragraphs following the table:

Dollar amounts in millions	Year ended December 31,
	2017	2016	2015
Impairment charges on long-lived assets	$(9.1)	$(0.8)	$(1.5)
Gain (loss) on sale or other disposition of other long-lived assets	2.3	9.2	(0.6)
	$(6.8)	$8.4	$(2.1)
2017
During 2017, we recorded a net loss on sale or impairment of long-lived assets of $6.8 million. This net loss includes the following items:

•	a loss of $4.7 million associated with a facility which was previously held for sale; and

•	a loss of $3.0 million associated with manufacturing equipment which is no longer being used; and

•	a gain $2.3 million on the sale of manufacturing facilities no longer used.
2016
During 2016, we recorded a net gain on sale of long-lived assets of $8.4 million. This net loss includes the following items:

•	a loss of $0.8 million related to the impairment on certain manufacturing assets associated with various OSB mills;

•	a gain of $10.6 million related to the exchange of an idled OSB mill; and

•	a loss of $1.4 million related to the disposal of various assets no longer used.

2015
During 2015, we recorded a net loss on sale of long-lived assets of $2.1 million. This net gain includes the following items:

•	a loss of $1.2 million related to the impairment on certain manufacturing assets associated with various OSB mills;

•	a loss of $0.3 million related to the write-off of certain logging roads associated to the Chambord timber license (see Note 17 for further discussion); and

•	a loss of $0.6 million related to the disposal of various assets no longer used.

19.    CONTINGENCIES
We maintain reserves for various contingent liabilities as follows:

	December 31,
Dollar amounts in millions	2017	2016
Environmental reserves	$15.0	$15.9
Other reserves	0.1	0.2
Total contingencies	15.1	16.1
Current portion	(3.4)	(3.4)
Long-term portion	$11.7	$12.7
Estimates of our loss contingencies are based on various assumptions and judgments. Due to the numerous uncertainties and variables associated with these assumptions and judgments, both the precision and reliability of the resulting estimates of the related contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to contingencies and, as additional information becomes known, may change its estimates significantly. While no estimate of the range of any such change can be made at this time, the amount that we may ultimately pay in connection with these matters could materially exceed, in either the near term or the longer term, the amounts accrued to date. Our estimates of our loss contingencies do not reflect potential future recoveries from insurance carriers except to the extent that recovery may from time to time be deemed probable as a result of an insurer’s agreement to payment terms.
Environmental Proceedings
We are involved in a number of environmental proceedings and activities, and may be wholly or partially responsible for known or unknown contamination existing at a number of other sites at which we have conducted operations or disposed of wastes. Based on the information currently available, management believes that any fines, penalties or other costs or losses resulting from these matters will not have a material effect on our financial position, results of operations, cash flows or liquidity.
We maintain a reserve for undiscounted estimated environmental loss contingencies. This reserve is primarily for estimated future costs of remediation of hazardous or toxic substances at numerous sites currently or previously owned by the Company. Our estimates of our environmental loss contingencies are based on various assumptions and judgments, the specific nature of which varies in light of the particular facts and circumstances surrounding each environmental loss contingency. These estimates typically reflect assumptions and judgments as to the probable nature, magnitude and timing of required investigation, remediation and/or monitoring activities and the probable cost of these activities, and in some cases reflect assumptions and judgments as to the obligation or willingness and ability of third parties to bear a proportionate or allocated share of the cost of these activities. Due to the numerous uncertainties and variables associated with these assumptions and judgments, and the effects of changes in governmental regulation and environmental technologies, both the precision and reliability of the resulting estimates of the related contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to environmental loss contingencies and, as additional information becomes known, may change our estimates significantly. However, no estimate of the range of any such change can be made at this time.
In those instances in which our estimated exposure reflects actual or anticipated cost-sharing arrangements with third parties, we do not believe that we will be exposed to additional material liability as a result of non-performance by such third parties. There are three forms of cost-sharing arrangements under which costs are apportioned to others and are therefore not reflected in our environmental reserves. The amounts involved, the number of sites and a description of each are as follows:

•	Approximately $2.1 million of costs, relating to two sites, pursuant to formal cost-sharing arrangements between us and one or more third parties.

•
Approximately $2.1 million of costs, related to two transactions each covering multiple sites, pursuant to agreements contained in purchase and sale documents where we have sold an asset to a third party and that third party has assumed responsibility for all or a portion of any remediation costs required for the sold asset.

•	Approximately $0.3 million of costs, related to one site undergoing cleanup pursuant to federal or state environmental laws, where multiple parties are involved.
We consider the financial condition of third parties subject to the cost-sharing arrangements discussed above in determining the amounts to be reflected in our environmental reserves. In addition, we are a party to clean-up activities at two additional sites for which we do not believe that the failure of a third party to discharge its allocated responsibility would significantly increase our financial responsibility based on the manner in which financial responsibility has been, or is expected to be, allocated.
Our estimates of our environmental loss contingencies do not reflect potential future recoveries from insurance carriers except to the extent that recovery may from time to time be deemed probable as a result of a carrier’s agreement to payment terms.
The activity in our reserve for estimated environmental loss contingency reserves for the last three years is summarized in the following table.

	Year ended December 31,
Dollar amounts in millions	2017	2016	2015
Beginning balance	$15.9	$16.6	$13.6
Adjusted to expense (income) during the year	1.2	0.7	0.5
Adjusted to expense (income) through other operating credits and charges, net	—	—	3.2
Payments made	(2.1)	(1.4)	(0.7)
Ending balance	$15.0	$15.9	$16.6
During 2017, 2016 and 2015, we adjusted our reserves at a number of sites to reflect current estimates of remediation costs and environmental settlements. During 2015, $3.2 million was adjusted through other operating credits and charges related to an increase in environmental reserves for a site that we previously operated a vinyl siding operation based upon a revised estimate of the environmental remediation required.
Other Proceedings
We and our subsidiaries are parties to other legal proceedings in the ordinary course of business. Based on the information currently available, management believes that the resolution of such proceedings will not have a material adverse effect on our financial position, results of operations, cash flows or liquidity.

20.    COMMITMENTS AND CONTINGENT LIABILITIES
We are primarily self-insured for workers’ compensation and employee health care liability costs. Self-insurance liabilities for workers’ compensation are determined based upon a valuation performed by an actuarial firm. The estimate of future workers’ compensation liabilities incorporates loss development and an estimate associated with incurred but not yet reported claims. These claims are discounted. Self-insurance liabilities for employee health costs are determined actuarially based upon claims filed and estimated claims incurred but not yet reported. These claims are not discounted.
The Company and its subsidiaries lease certain office, manufacturing, warehousing and other plant sites and equipment. The leases generally provide for the lessee to pay taxes, maintenance, insurance and certain other operating costs of the leased properties.
At December 31, 2017, future minimum annual rent commitments are as follows:

Dollar amounts in millions
Year ended December 31,
2018	$2.7
2019	2.7
2020	1.9
2021	1.9
2022	1.0
2023 and thereafter	—
Total	$10.2
Rental expense for operating leases amounted to $12.5 million, $11.0 million and $10.5 million in 2017, 2016 and 2015.

21.    PRODUCT WARRANTIES
We are a party to contracts in which we agree to indemnify third parties for certain liabilities that arise out of or relate to the subject matter of the contract. In some cases, this indemnity extends to related liabilities arising out of the negligence of the indemnified parties, but usually excludes any liabilities caused by gross negligence or willful misconduct of the indemnified parties. We cannot estimate the potential amount of future payments under these agreements until events arise that would trigger the liability.

Additionally, in connection with certain sales of assets and divestures of businesses, we have agreed to indemnify the buyer and related parties for certain losses or liabilities incurred by the buyer or such related parties with respect to (1) the representations and warranties made to the buyer by us in connection with the sales and (2) liabilities related to the pre-closing operations of the assets sold. Indemnities related to pre-closing operations generally include environmental liabilities, tax liabilities and other liabilities not assumed by the buyer.
Indemnities related to the pre-closing operations of sold assets normally do not represent added liabilities for us, but simply serve to protect the buyer from potential liability associated with the obligations that existed (known and unknown) at the time of the sale. We record accruals for those pre-closing obligations that are considered probable and estimable. We have not accrued any additional amounts as a result of the indemnity agreements summarized below as we believes the fair value of the guarantees are not material.

•
In connection with various sales of our timberlands, we have agreed to indemnify various buyers with respect to losses resulting from breaches of limited representations and warranties contained in these agreements. These indemnities generally are capped at a maximum potential liability and have an unspecified duration.

•
In connection with the sale by LP Canada Pulp Ltd (LPCP) of its pulp mill in Chetwynd, BC, Canada to Tembec, Ltd in October 2002, we provided an indemnity of unspecified duration provided by LPCP for liabilities arising out of pre-closing operations. These indemnities, which do not extend to environmental liabilities, are capped at C$15.0 million in the aggregate.

•
In connection with the mill exchange by LP Canada of its non-operating OSB mill in Chambord, Quebec to Norbord in November 2016, we provided an indemnity for liabilities arising out of pre-closing operations. These indemnities are capped at C$5.0 million in aggregate.

We also have various other indemnities that are individually and in the aggregate immaterial.
We will record a liability related to specific indemnification when future payment is probable and the amount is estimable.
Additionally, we offer warranties on the sale of most of our products and record an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The activity in warranty reserves for the last three years is summarized in the following table.

	Year ended December 31,
Dollar amounts in millions	2017	2016	2015
Beginning balance	$24.1	$21.0	$31.4
Accrued to expense during the year	1.0	0.8	0.7
Accrued/ (credited) to other operating credits and charges	5.4	16.9	(1.4)
Accrued to discontinued operations	1.5	0.5	2.5
Foreign currency translation	2.2	(0.2)	(0.5)
Payments made	(9.5)	(14.9)	(11.7)
Total warranty reserves	24.7	24.1	21.0
Current portion of warranty reserves	(9.0)	(9.0)	(6.0)
Long term portion of warranty reserves	$15.7	$15.1	$15.0
The current portion of the warranty reserve is included in “Accounts payable and accrued liabilities” and the long-term portion is included in “Other long-term liabilities” on the Consolidated Balance Sheets.
We increased the warranty reserves related to CanExel products sold in certain geographic areas and for a specific time period by $5.4 million in 2017 and $16.9 million in 2016. The changes to the reserve reflected revised estimates of future claims.
During 2015, we decreased the warranty reserve associated with our SmartSide products by $1.4 million based upon reduced claims activity.
We increased the warranty reserves related to discontinued composite decking products by $1.5 million, $0.5 million, and $2.5 million for the years ended December 31, 2017, 2016 and 2015. The additional reserves reflect revised estimates of future claim payments based upon an increase in decking warranty claims related to a specific operation and specific time period.
We believe that the warranty reserve balances at December 31, 2017 are adequate to cover future warranty payments. However, it is possible that additional charges may be required.

22.    DISCONTINUED OPERATIONS
Over the last several years, we have adopted and implemented plans to sell selected businesses and assets in order to improve our operating results. For all periods presented, these operations include residual losses of mills divested in past years and associated warranty and other liabilities associated with these operations.

Dollar amounts in millions	2017	2016	2015
Operating loss	$(2.0)	$(0.8)	$(3.2)
Cash provided by (used in) operations from discontinued operations	(1.8)	(2.6)	(4.3)
Included in the operating losses of discontinued operations for the years ended December 31, 2017, 2016 and 2015 is an increase in warranty reserves of $1.5 million, $0.5 million and $2.5 million associated with discontinued composite decking products. Included in cash provided by (used in) operating activities on our Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015 is $1.3 million, $2.3 million and $3.6 million of cash settlements of warranty obligations associated with discontinued operations.

23.    ACCUMULATED COMPREHENSIVE INCOME (LOSS)
Accumulated comprehensive loss consists of cumulative translation adjustments, unrealized gains (losses) on certain derivative instruments and pension and post retirement adjustments. Other comprehensive income activity, net of tax, is provided in the following table for the years ended December 31, 2017, 2016 and 2015.

		Pension adjustments
Dollar amounts in millions	Foreign currency translation adjustments	Actuarial losses	Prior service costs	Unrealized gain (loss) on investments	Other	Total
Balance at January 1, 2015	$(33.7)	$(93.1)	$(5.9)	$2.6	$(1.2)	$(131.3)
Other comprehensive income (loss) before reclassifications	(21.4)	9.5	0.7	1.4	0.2	(9.6)
Income taxes	—	—	—	(0.7)	—	(0.7)
Net other comprehensive income (loss) before reclassifications	(21.4)	9.5	0.7	0.7	0.2	(10.3)
Amounts reclassified from accumulated comprehensive income (loss)	—	(6.8)	(0.5)	—	—	(7.3)
Income taxes		2.6	0.2	—	—	2.8
Net amounts reclassified from cumulative other comprehensive income (loss)	—	(4.2)	(0.3)	—	—	(4.5)
Total other comprehensive income (loss)	(21.4)	5.3	0.4	0.7	0.2	(14.8)
Balance at December 31, 2015	(55.1)	(87.8)	(5.5)	3.3	(1.0)	(146.1)
Other comprehensive income (loss) before reclassifications	8.8	(5.3)	—	(1.0)	0.4	2.9
Income taxes	—	1.9	—	0.4	(0.1)	2.2
Net other comprehensive income (loss) before reclassifications	8.8	(3.4)	—	(0.6)	0.3	5.1
Amounts reclassified from accumulated comprehensive income (loss)	—	5.5	0.5	—	—	6.0
Income taxes	—	(2.0)	(0.2)	—	—	(2.2)
Net amounts reclassified from cumulative other comprehensive income (loss)	—	3.5	0.3	—	—	3.8
Total other comprehensive income (loss)	8.8	0.1	0.3	(0.6)	0.3	8.9
Balance at December 31, 2016	(46.3)	(87.7)	(5.2)	2.7	(0.7)	(137.2)
Other comprehensive income (loss) before reclassifications	6.6	3.2	—	1.3	(0.9)	10.2
Income taxes	—	(1.1)	—	(0.5)	0.2	(1.4)
Net other comprehensive income (loss) before reclassifications	6.6	2.1	—	0.8	(0.7)	8.8
Amounts reclassified from accumulated comprehensive income (loss)	—	9.3	0.5	—	(0.1)	9.7
Income taxes	—	(3.2)	(0.2)	—	—	(3.4)
Net amounts reclassified from cumulative other comprehensive income (loss)	—	6.1	0.3	—	(0.1)	6.3
Total other comprehensive income (loss)	6.6	8.2	0.3	0.8	(0.8)	15.1
Balance at December 31, 2017	$(39.7)	$(79.5)	$(4.9)	$3.5	$(1.5)	$(122.1)

(a) These accumulated other comprehensive income components are included in the computation of net periodic pension cost, see Note 14 for additional details. The net periodic pension cost is included in Cost of sales and Selling and administrative line items in the Consolidated Statements of Income.

Foreign currency translation adjustments exclude income tax expense (benefit) given that these adjustments arise out of the translation of assets into the reporting currency that is separate from the taxable income and is deemed to be reinvested for an indefinite period of time. The pension adjustments included an income tax provision of $4.5 million and $0.3 million in 2017 and 2016 and a benefit of $3.9 million in 2015. The unrealized gain (loss) on investments included a tax provision of $0.5 million and $0.7 million in 2017 and 2015 and a benefit of $0.4 million in 2016.
24.    SEGMENT INFORMATION
We operate in four segments: Siding; North America Oriented Strand Board (OSB); Engineered Wood Products (EWP) and South America. Our business units have been aggregated into these four segments based upon the similarity of economic characteristics, customers and distribution methods. Our results of operations are summarized below for each of these segments separately as well as for the “other” category which comprises other products that are not individually significant. Segment information was prepared in accordance with the same accounting principles as those described in Note 1. We evaluate the performance of our business segments based upon operating profits excluding other operating credits and charges, net, gain (loss) on sales of and impairments of long-lived assets, general corporate and other expenses, translation gains and losses, interest and income taxes.
The siding segment includes Smart Side® siding products; CanExel® siding products; and other related products. The OSB segment includes OSB products produced in North America. The engineered wood products segment includes laminated veneer lumber and laminated strand lumber; I-joists; plywood; and other related products. The South America segment includes products produced and/or sold (generally OSB, Siding and I-joists) in South America or exported to non-North American countries.

Information about our product segments is as follows:

	Year ended December 31,
Dollar amounts in millions	2017	2016	2015
SALES BY BUSINESS SEGMENT
Siding	$884.0	$752.3	$636.4
OSB	1,302.5	1,027.7	807.5
Engineered Wood Products	365.9	296.9	286.1
South America	155.3	136.9	134.9
Other products	30.0	26.9	29.0
Intersegment Sales	(3.8)	(7.3)	(1.4)
Total sales	$2,733.9	$2,233.4	$1,892.5
PROFIT (LOSS) BY BUSINESS SEGMENT
Siding	$186.8	$126.1	$93.2
OSB	425.7	186.2	(46.3)
Engineered Wood Products	14.9	(5.8)	(7.3)
South America	24.3	17.0	9.8
Other products	(3.4)	(1.6)	(2.8)
Other operating credits and charges, net	(8.0)	(17.4)	(16.3)
Gain (loss) on sales of and impairments of long-lived assets	(6.8)	8.4	(2.1)
General corporate and other expense, net	(110.1)	(103.7)	(84.8)
Interest expense, net of capitalized interest	(19.3)	(32.1)	(31.2)
Investment income	10.5	8.2	4.4
Other non-operating income (expense)	(4.4)	(15.2)	(5.3)
Income (loss) from continuing operations before taxes	510.2	170.1	(88.7)
Provision (benefit) for income taxes	119.1	19.8	(2.7)
Income (loss) from continuing operations	$391.1	$150.3	$(86.0)

	Year ended December 31,
	2017	2016	2015
DEPRECIATION AND AMORTIZATION
Siding	$30.9	$27.4	$19.7
OSB	61.6	58.6	57.0
Engineered Wood Products	15.8	12.7	12.6
South America	9.1	8.6	7.9
Other products	2.8	2.3	1.8
Non-segment related	3.1	3.2	2.9
Total depreciation and amortization	$123.3	$112.8	$101.9

CAPITAL EXPENDITURES
Siding	$63.0	$49.9	$75.7
OSB	58.4	49.3	26.5
Engineered Wood Products	6.0	5.3	4.1
South America	17.5	8.7	6.0
Other products	1.0	8.1	1.1
Non-segment related	2.7	3.5	0.4
Total capital expenditures	$148.6	$124.8	$113.8

Information concerning identifiable assets by segment is as follows:

Dollar amounts in millions	December 31,
	2017	2016
IDENTIFIABLE ASSETS
Siding	$371.8	$344.1
OSB	577.5	555.0
Engineered Wood Products	116.3	115.6
South America	95.9	85.5
Other products	93.7	75.9
Non-segment related	1,193.3	855.1
Total assets	$2,448.5	$2,031.2
Non-segment related assets include long-term notes receivable, cash and cash equivalents, short-term and long-term investments, corporate assets and other items.
Information concerning our geographic segments is as follows:

	Year ended December 31,
Dollar amounts in millions	2017	2016	2015
GEOGRAPHIC LOCATIONS
Total Sales—Point of origin
U.S.	$2,307	$1,882	$1,551
Canada	704	682	491
South America	165	137	135
Intercompany sales	(442)	(468)	(285)
Total Sales	$2,734	$2,233	$1,892
Operating profit (loss)
U.S.	$458	$235	$84
Canada	166	70	(47)
South America	24	17	10
Other operating credits and charges, net and gain (loss) on sales of and impairments of long-lived assets	(15)	(9)	(18)
General corporate expense, loss on early debt extinguishment, other income(expense) and interest, net	(123)	(143)	(118)
	510	170	(89)
Provision (benefit) for income taxes	119	20	(3)
Income (loss) from continuing operations	$391	$150	$(86)

IDENTIFIABLE TANGIBLE LONG LIVED ASSETS
U.S.	$529	$516	$506
Canada	380	365	360
South America	73	57	50
Total assets	$982	$938	$916

Interim Financial Results (unaudited)

	1ST QTR		2ND QTR		3RD QTR		4TH QTR
(Dollars in millions, except per share)	2017	2016	2017	2016	2017	2016	2017	2016
QUARTERLY DATA
Net sales	$610.9	$504.6	$694.1	$582.4	$718.3	$596.4	$710.6	$550.0
Income from continuing operations before taxes, equity in income of unconsolidated affiliates	$70.5	$13.2	$130.5	$46.4	$157.3	$56.7	$151.9	$48.6
Income from continuing operations	$55.0	$10.3	$94.5	$31.7	$110.9	$65.6	$130.7	$42.7
Net income	$55.0	$10.3	$94.5	$31.7	$109.8	$65.6	$130.5	$42.2
Income from continuing operations per share—basic	$0.38	$0.07	$0.65	$0.22	$0.77	$0.46	$0.90	$0.30
Income from continuing operations per share—diluted	$0.38	$0.07	$0.65	$0.22	$0.76	$0.45	$0.89	$0.29
Net income per share—basic	$0.38	$0.07	$0.65	$0.22	$0.76	$0.46	$0.90	$0.29
Net income per share—diluted	$0.38	$0.07	$0.65	$0.22	$0.75	$0.45	$0.89	$0.29
SALES BY SEGMENT:
Siding	$214.0	$181.3	$231.0	$207.2	$226.2	$194.8	$212.8	$169.0
OSB	268.4	217.0	325.0	252.8	350.9	282.1	358.2	275.8
Engineered wood products	82.1	71.8	94.2	78.0	98.1	80.7	91.5	66.4
South America	37.8	30.5	38.7	41.0	38.3	31.7	40.5	33.7
Other	8.7	6.1	7.1	6.6	6.5	7.6	7.7	6.6
Intersegment sales	(0.1)	(2.1)	(1.9)	(3.2)	(1.7)	(0.5)	(0.1)	(1.5)
Total net sales	$610.9	$504.6	$694.1	$582.4	$718.3	$596.4	$710.6	$550.0
PROFIT (LOSS) BY BUSINESS SEGMENT
Siding	$40.2	$26.9	$48.5	$41.8	$52.8	$35.2	$45.3	$22.2
OSB	60.4	15.3	102.6	44.0	126.4	67.4	136.3	59.5
Engineered wood products	0.6	(2.5)	5.1	0.5	6.3	—	2.9	(3.8)
South America	5.1	5.1	5.5	6.9	5.8	3.3	7.9	1.7
Other	(0.2)	(0.4)	(0.9)	(0.2)	(1.6)	(0.4)	(0.7)	(0.6)
Other operating credits and charges, net	(3.4)	—	(2.0)	(11.4)	0.9	—	(3.5)	(6.0)
(Gain) Loss on sale of and impairment of long-lived assets	(0.6)	—	3.1	(0.7)	(0.7)	(0.3)	(8.6)	9.4
General corporate and other expenses, net	(28.3)	(24.0)	(27.3)	(27.2)	(30.0)	(26.9)	(24.5)	(25.6)
Non-operating income (expense)	(0.3)	0.5	(1.5)	1.4	(0.6)	(13.7)	(2.0)	(3.4)
Investment income	2.0	1.8	2.3	2.1	2.9	2.5	3.3	1.8
Interest expense, net of capitalized interest	(5.0)	(8.0)	(4.9)	(9.3)	(4.9)	(9.0)	(4.5)	(5.8)
Income from operations before taxes	70.5	14.7	130.5	47.9	157.3	58.1	151.9	49.4
Provision (benefit) for income taxes	15.5	4.4	36.0	16.2	46.4	(7.5)	21.2	6.7
Income from continuing operations	$55.0	$10.3	$94.5	$31.7	$110.9	$65.6	$130.7	$42.7

ADJUSTED EBITDA FROM CONTINUING OPERATIONS
OSB	$75.3	$30.0	$117.7	$59.0	$141.8	$83.0	$153.4	$73.8
Siding	48.5	34.4	56.2	49.2	61.1	41.7	52.7	29.1
Engineered wood products	4.5	0.8	8.9	3.9	10.4	4.0	7.2	(1.2)
South America	7.3	7.0	7.7	9.1	8.2	5.8	10.2	3.7
Other	0.7	—	(0.4)	0.2	(0.9)	0.5	—	—
Corporate	(24.1)	(20.4)	(26.6)	(22.5)	(28.4)	(24.1)	(24.5)	(20.9)
Total Adjusted EBITDA from continuing operations	$112.2	$51.8	$163.5	$98.9	$192.2	$110.9	$199.0	$84.5

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

In the second quarter of 2016, LP recorded an expense of $4.8 million related to an increase in product related warranty reserves and a related adjustment to value added taxes associated with CanExel products sold in specific geographic locations and for a specific time period.

See Notes 17 and 18 for further discussion on the other operating charges and credits, net and the losses on sale of and impairment of long-lived assets mentioned above.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

ITEM 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2017, our Chief Executive Officer and Chief Financial Officer carried out, with the participation of the Company’s Disclosure Practices Committee and the Company’s management, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2017, our disclosure controls are designed to provide reasonable assurance of achieving our objectives and that procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management conducted an assessment of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, our management has concluded that, as of December 31, 2017, the Company’s internal control over financial reporting is effective. Our independent registered public accounting firm, Deloitte & Touche LLP, has audited our consolidated financial statements and has issued an attestation report on the Company’s internal control over financial reporting, as stated in their report included herein.
The certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report.

ITEM 9B.     Other Information

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Louisiana-Pacific Corporation

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Louisiana-Pacific Corporation and its subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 13, 2018, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/S/ DELOITTE & TOUCHE LLP

Nashville, TN
February 13, 2018

PART III

ITEM 10.    Directors and Executive Officers of the Registrant
Information regarding our directors is incorporated herein by reference to the material included under the caption “Item 1—Election of Directors” in the definitive proxy statement to be filed by LP for its 2018 annual meeting of stockholders (the “2018 Proxy Statement”). Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the material included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2018 Proxy Statement. Information regarding our audit committee is incorporated herein by reference to the material included under the captions “Board and Committee Meetings,” “Finance and Audit Committee” and “Audit Committee Financial Experts” in the 2018 Proxy Statement.
Information regarding each of our executive officers as of February 13, 2018, including employment history for the past five years, is set forth below:

Name	Age	Title
W. Bradley Southern	58	Chief Executive Officer
Sallie B. Bailey	58	Executive Vice President, CFO
Jason Ringblom	35	Executive Vice President, OSB
Neil Sherman	55	Executive Vice President, Siding
Michael Sims	60	Senior Vice President, Sales and Marketing
W. Bradley Southern has been Chief Executive Officer since July 2017 and previously Executive Vice President, Chief Operating Officer since November 2016, Executive Vice President of OSB since March 2015, Senior Vice President of Siding since May 2012 and Vice President of Specialty Operations since 2004.
Sallie B. Bailey has been Executive Vice President, Chief Financial Officer since December 2011. She previously served as Vice President and Chief Financial Officer of Ferro Corporation from 2007 through 2010 and as Senior Vice President, Finance and Controller of The Timken Company.
Jason Ringblom has been Executive Vice President, OSB since January 2017 and previously Vice President of OSB sales and marketing since February 2015 and held various other sales positions at LP since 2004.
Neil Sherman has been Executive Vice President, Siding since January 2017 and previously Senior Vice President, EWP since March 2015 and Vice President of Supply Management since 2006.
Michael Sims has been has been Senior Vice President, Sales, Marketing and Strategy since April 2015 and previously Vice President of OSB sales since January 2014 and Vice President of Specialty Sales since 2004.
In January 2015, the Board revised the Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics is disclosed at our website at www.lpcorp.com.
In January 2005, the Board adopted revised charters for the Nominating Committee and the Compensation Committee and also adopted a Code of Business Conduct and Ethics and Corporate Governance Guidelines, each of which is disclosed at our website at www.lpcorp.com.

ITEM 11.    Executive Compensation
Information regarding executive compensation is incorporated herein by reference to the material under the captions “Compensation of Executive Officers,” and “Directors’ Compensation,” in the 2018 Proxy Statement.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and our existing equity compensation plans and arrangements is incorporated herein by reference to the material under the captions “Holders of Common Stock” and “Equity Compensation Plan Information” in the 2018 Proxy Statement.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence
There are no transactions of the type required to be disclosed by Item 404(a) of Regulation S-K.
Information regarding transactions with related persons and director independence is incorporated herein by reference to the material under the captions “Nominees,” “Continuing Directors,” “Principles of Corporate Governance,” “Audit Committee Financial Experts” and “Related Person Transactions” in the 2018 Proxy Statement.

ITEM 14.    Principal Accountant Fees and Services
Information regarding fees and services provided by our principal accountant and the LP Audit Committee’s pre-approval policies and procedures relating thereto is incorporated herein by reference to the material under the caption “Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor” in the 2018 Proxy Statement. The charter for the Audit Committee is disclosed at our website at www.lpcorp.com.

PART IV

ITEM 15.    Exhibits and Financial Statement Schedules
A. Financial Statements and Financial Statement Schedules
The following financial statements of LP are included in this report:
Consolidated Balance Sheets—December 31, 2017, and 2016.
Consolidated Statements of Income—years ended December 31, 2017, 2016, and 2015.
Consolidated Statements of Comprehensive Income—years ended December 31, 2017, 2016 and 2015.
Consolidated Statements of Cash Flows—years ended December 31, 2017, 2016, 2015.
Consolidated Statements of Stockholders’ Equity—years ended December 31, 2017, 2016 and 2015.
Notes to the Financial Statements.
Report of Independent Registered Public Accounting Firm.
Interim Financial Results (unaudited).
No other financial statement schedules are required to be filed.
B. Exhibits
The exhibits filed as part of this report or incorporated by reference herein are listed below. Each management contract or compensatory plan or arrangement is identified by an asterisk (*).

Each prior LP filing which contains an exhibit incorporated by reference herein is filed under SEC File No. 001-07107.

Exhibit
Number                         Exhibit

3.1	Restated Certificate of Incorporation of LP. Incorporated herein by reference to Exhibit 3.1 to LP’s Annual Report on Form 10-K for the year ended December 31, 2007.

3.1 (a)
Amended Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock. Incorporated herein by reference to Exhibit 3.3 to LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

3.2	Bylaws of LP. Incorporated herein by reference to Exhibit 3.1 to LP’s Current Report on Form 8-K, filed on August 4, 2015.

4.1
Rights Agreement, dated as of May 23, 2008, between LP and Computershare Trust Company, N.A., as rights agent, including form of Right Certificate. Incorporated herein by reference to Exhibit 4.1 to LP’s Registration Statement on Form 8-A, filed on June 17, 2008.

4.2
Indenture, dated as of September 14, 2016, between LP and The Bank of New York Mellon Trust Company, N.A., as trustee, including form of 4.875% Senior Note due 2024. Incorporated herein by reference to Exhibit 4.1 to LP's Current Report on Form 8-K, filed on September 14, 2016.

4.3
Note Purchase Agreement, dated June 30, 1998, among LP, L-P SPV2, LLC and the purchasers named therein. Incorporated herein by reference to Exhibit 4 to LP's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

10.1(a)
Credit Agreement, dated as of December 6, 2013, among LP, as borrower, certain subsidiaries of LP from time to time party thereto, the lenders party thereto, American AgCredit, FLCA, as administrative agent for the lenders, and CoBank, ACB, as letter of credit issuer. Incorporated herein by reference to Exhibit 10.1 to LP’s Current Report on Form 8-K, filed on December 12, 2013.

10.1(b)
Letter Agreement re: Louisiana-Pacific Credit Agreement; Resignation of American AgCredit, FLCA (“FLCA”), as Administrative Agent, and appointment of its Affiliate, American AgCredit, PCA (“PCA”), as new Administrative Agent, dated as of December 6, 2013, among PCA, FLCA, the lenders party to the Credit Agreement and LP.

10.1(c)	Joinder Agreement, dated as of December 31, 2013, between LPS Corporation and American AgCredit, PCA, in its capacity as administrative agent under the credit agreement.

10.1(d)
First Amendment to Credit Agreement, dated as of February 25, 2014, among LP, as borrower, certain subsidiaries of LP from time to time party thereto, the lenders party thereto, American AgCredit, PCA, as administrative agent for the lenders (as assignee of American AgCredit, FLCA), and CoBank, ACB, as letter of credit issuer. Incorporated herein by reference to Exhibit 10.1 to LP’s Current Report on Form 8-K, filed on February 27, 2014.

10.1(e)
Second Amendment to Credit Agreement, dated as of July 25, 2014, among LP, as borrower, certain subsidiaries of LP from time to time party thereto and the lenders party thereto and American AgCredit, PCA, as administrative agent for the lenders (as assignee of American AgCredit, FLCA). Incorporated herein by reference to Exhibit 10.1 to LP’s Current Report on Form 8-K, filed on July 28, 2014.

10.1(f)
Third Amendment to Credit Agreement, dated as of December 6, 2017, among LP, as borrower, the lenders party thereto and American AgCredit, PCA, as administrative agent for the lenders (as assignee of American AgCredit, FLCA). Incorporated herein by reference to Exhibit 10.1 to LP’s Current Report on Form 8-K, filed on December 11, 2017.

10.2
Security Agreement, dated as of December 6, 2013, among LP, certain subsidiaries of LP from time to time party thereto and American AgCredit, PCA, as administrative agent under the Credit Agreement (as assignee of American AgCredit, FLCA). Incorporated herein by reference to Exhibit 10.2 to LP’s Current Report on Form 8-K, filed on December 12, 2013.

10.3
Exchange and Registration Rights Agreement, dated as of September 14, 2016, between LP and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several purchasers. Incorporated herein by reference to exhibit 10.1 to LP's Current Report on Form 8-K, filed on September 14, 2016.

10.4
1992 Non-Employee Director Stock Option Plan (Amended and Restated as of May 8, 2009). Incorporated herein by reference to Exhibit 10.10 to LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009. *

10.5
2000 Non-Employee Director Restricted Stock Plan Effective May 1, 2000 (Amended and Restated as of May 8, 2009). Incorporated herein by reference to Exhibit 10.15 to LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009. *

10.6	Amended and Restated 1997 Incentive Stock Award Plan. Incorporated herein by reference to Appendix A to LP’s Definitive Proxy Statement on Schedule 14A, filed on March 23, 2009. *

10.6(a)
Form of Award Agreement under the 1997 Incentive Stock Award Plan for Non-Qualified Stock Options. Incorporated herein by reference to Exhibit 10.1 to LP’s Current Report on Form 8-K, filed on February 9, 2005. *

10.6(b)
Form of Award Agreement under the 1997 Incentive Stock Award Plan for Incentive Shares (Restricted Stock Units). Incorporated herein by reference to Exhibit 10.3 to LP's Current Report on Form 8-K, filed on February 9, 2005. *

10.6(c)
Form of Award Agreement under the 1997 Incentive Stock Award Plan for Restricted Stock. Incorporated herein by reference to Exhibit 10.11(c) to LP’s Annual Report on Form 10-K for the year ended December 31, 2007.*

10.6(d)
Form of Award Agreement under the 1997 Incentive Stock Award Plan for Stock Settled Stock Appreciation Rights. Incorporated herein by reference to Exhibit 10.11(d) to LP’s Annual Report on Form 10-K for the year ended December 31, 2007.*

10.7
Annual Cash Incentive Award Plan, Amended and Restated as of February 12, 2009. Incorporated herein by reference to Appendix B to LP’s Definitive Proxy Statement on Schedule 14A, filed on March 23, 2009. *

10.8	Change of Control Employment Agreement between LP and Sallie B. Bailey. Incorporated herein by reference to Exhibit 10.2 to LP's Current Report on Form 8-K, filed on February 7, 2012. *

10.9
2004 Executive Deferred Compensation Plan, Amended and Restated, Effective January 1, 2009. Incorporated herein by reference to Exhibit 10.13 to LP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011. *

10.10
2008 Supplemental Executive Retirement Plan, Amended and Restated, Effective January 1, 2008. Incorporated herein by reference to Exhibit 10.14 to LP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011. *

10.11	2011 Non-Employee Director Phantom Share Plan, Effective May 15, 2011. Incorporated herein by reference to Exhibit 10.15 to LP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

10.12	2013 Omnibus Stock Award Plan, Effective May 3, 2013. Incorporated herein by reference to Annex A to LP’s Definitive Proxy Statement on Schedule 14A, filed on March 20, 2013. *

10.13
Form of Stock Appreciation Rights Award Agreement under the 2013 Omnibus Stock Award Plan. Incorporated by reference to Exhibit 10.19 to LP's Annual Report on Form 10-K for the year ended December 31, 2015.*

10.14	Form of Restricted Stock Award Agreement under the 2013 Omnibus Stock Award Plan. Incorporated by reference to Exhibit 10.20 to LP's Annual Report on Form 10-K for the year ended December 31, 2015.*

10.15
Form of Restricted Stock Unit Award Agreement under the 2013 Omnibus Stock Award Plan. Incorporated by reference to Exhibit 10.21 to LP's Annual Report on Form 10-K for the year ended December 31, 2015.*

10.16
Form of Restricted Stock Unit Award Agreement with certain retirement provisions under the 2013 Omnibus Stock Award Plan. Incorporated herein by reference to Exhibit 10.22 to LP's Annual Report on Form 10-K for the year ended December 31, 2016. *

10.17
Form of Performance Shares Award Agreement under the 2013 Omnibus Stock Award Plan. Incorporated herein by reference to Exhibit 10.23 to LP's Annual Report on Form 10-K for the year ended December 31, 2016. *

10.18
Form of Performance Shares Award Agreement with certain retirement provisions under the 2013 Omnibus Stock Award Plan. Incorporated herein by reference to Exhibit 10.24 to LP's Annual Report on Form 10-K for the year ended December 31, 2016. *

10.19
Form of Stock Appreciation Rights Award Agreement with certain retirement provisions under the 2013 Omnibus Stock Award Plan. Incorporated herein by reference to Exhibit 10.25 to LP's Annual Report on Form 10-K for the year ended December 31, 2016.

10.20
Form of Restricted Stock Unit Award Agreement for directors under the 2013 Omnibus Stock Award Plan. Incorporated herein by reference to Exhibit 10.29 to LP's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.*

10.21	Separation Agreement with Mr. Brian Luoma. Incorporated herein by reference to Exhibit 10.26 to LP's Annual Report on Form 10-K for the year ended December 31, 2016*

10.22	Form of Change of Control Employment Agreement. Incorporated herein by reference to Exhibit 10.26 to LP’s Current Report on Form 8-K, filed on March 4, 2015.

10.23
Form of Note Prepayment Agreement among LP, LP Pinewood SPV, LLC and Wells Fargo Bank National Association. Incorporated herein by reference to Exhibit 10.1 to LP's Current Report on Form 8-K, filed on August 26, 2016.

10.24	Form of Restricted Stock Unit Award Agreement under the 2013 Omnibus Stock Award Plan with certain prorated vesting.*

10.25	Form of Performance Stock Unit Award Agreement under the 2013 Omnibus Stock Award Plan with certain prorated vesting.*

10.26	Amendment No 1 to Louisiana-Pacific Corporation 2013 Omnibus Stock Award Plan*

21	List of LP’s subsidiaries.

23	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to §906 of the Sarbanes-Oxley Act of 2002.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Louisiana-Pacific Corporation, a Delaware corporation (the “registrant”), has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 13, 2018	LOUISIANA-PACIFIC CORPORATION (Registrant)

/s/ SALLIE B. BAILEY
Sallie B. Bailey Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature and Title

February 13, 2018	/s/ W. BRADLEY SOUTHERN
W. Bradley Southern Chief Executive Officer, Director (Principal Executive Officer)

February 13, 2018	/s/ SALLIE B. BAILEY
Sallie B Bailey Executive Vice President and Chief Financial Officer (Principal Financial Officer)

February 13, 2018	/s/ REBECCA A. BARCKLEY
Rebecca A. Barckley Controller, Financial Reporting (Principal Accounting Officer)

February 13, 2018	/s/ E. GARY COOK
E. Gary Cook Chairman of the Board

February 13, 2018	/s/ TRACY EMBREE
Tracy Embree Director

February 13, 2018	/s/ LIZANNE C. GOTTUNG
Lizanne C. Gottung Director

February 13, 2018	/s/ OZEY K. HORTON, Jr.
Ozey K. Horton Director

February 13, 2018	/s/ DUSTAN E. MCCOY
Dustan E. McCoy Director

February 13, 2018	/s/ KURT M. LANDGRAF
Kurt M. Landgraf Director