Form 10-Q
period 2018-03-31
LOUISIANA-PACIFIC CORP
filed 2018-05-07
CIK 60519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
For Quarterly Period Ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 145,177,391 shares of Common Stock, $1 par value, outstanding as of May 3, 2018. Except as otherwise specified and unless the context otherwise requires, references to "LP", the “Company”, “we”, “us”, and “our” refer to Louisiana-Pacific Corporation and its subsidiaries.

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

Item 1.	Financial Statements.
CONSOLIDATED BALANCE SHEETS
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	March 31, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$895.7	$928.0
Receivables, net of allowance for doubtful accounts of $0.9 million at March 31, 2018 and December 31, 2017	149.3	142.5
Inventories	329.4	259.1
Prepaid expenses and other current assets	9.0	7.8
Current portion of notes receivable from asset sales	22.2	22.2
Total current assets	1,405.6	1,359.6
Timber and timberlands	53.9	55.7
Property, plant and equipment, net	932.1	926.1
Goodwill and other intangible assets	26.6	26.7
Investments in and advances to affiliates	8.5	7.8
Restricted cash	13.4	13.3
Other assets	56.6	56.8
Deferred tax asset	2.5	2.5
Total assets	$2,499.2	$2,448.5
LIABILITIES AND EQUITY
Current portion of long-term debt	$25.1	$25.1
Accounts payable and accrued liabilities	187.5	237.1
Income taxes payable	21.6	4.5
Current portion of contingency reserves	3.4	3.4
Total current liabilities	237.6	270.1
Long-term debt, excluding current portion	351.1	350.8
Deferred income taxes	39.6	33.4
Contingency reserves, excluding current portion	14.5	11.7
Other long-term liabilities	184.0	178.0
Stockholders’ equity:
Common stock, $1 par value, 200,000,000 shares authorized, 153,358,542 shares issued	153.4	153.4
Additional paid-in capital	462.7	470.6
Retained earnings	1,364.4	1,280.1
Treasury stock, 8,181,151 shares and 8,462,949 shares, at cost	(173.2)	(177.5)
Accumulated comprehensive loss	(134.9)	(122.1)
Total stockholders’ equity	1,672.4	1,604.5
Total liabilities and stockholders’ equity	$2,499.2	$2,448.5
The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Quarter Ended March 31,
	2018	2017
Net sales	$691.3	$610.9
Cost of sales	514.5	482.8
Gross profit	176.8	128.1

Selling, general and administrative expenses	50.6	48.7
(Gain) loss on sale or impairment of long lived assets, net	(0.6)	0.6
Other operating credits and charges, net	(0.4)	3.4
Income from operations	127.2	75.4

Non-operating income (expense):
Interest expense, net of capitalized interest	(4.4)	(5.0)
Investment income	3.2	2.0
Other non-operating items	(1.4)	(1.9)
Total non-operating income (expense)	(2.6)	(4.9)

Income from continuing operations before taxes	124.6	70.5
Provision for income taxes	29.7	15.5
Income from continuing operations	94.9	55.0

Loss from discontinued operations before tax	(5.3)	—
Benefit for income taxes	(1.3)	—
Loss from discontinued operations	(4.0)	—

Net income	$90.9	$55.0

Net income per share of common stock:
Income per share continuing operations	$0.66	$0.38
Loss per share discontinued operations	(0.03)	—
Net income per share - basic	$0.63	$0.38
Diluted net income per share of common stock:
Income per share continuing operations	$0.65	$0.38
Loss per share discontinued operations	(0.03)	—
Net income per share - diluted	$0.62	$0.38

Weighted average shares of stock outstanding - basic	144.7	144.2
Weighted average shares of stock outstanding - diluted	146.7	145.9
The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	Quarter Ended March 31,
	2018	2017
Net income	$90.9	$55.0
Other comprehensive income (loss):
Foreign currency translation adjustments	2.3	2.8
Unrealized gain on investments, net of tax	0.2	0.3
Defined benefit pension plans:
Change in benefit obligations, translation adjustment	0.2	(0.2)
Amortization of amounts included in net periodic benefit cost:
Actuarial loss, net of tax	1.1	0.9
Prior service cost, net of tax	0.1	0.2
Other comprehensive income	3.9	4.0
Comprehensive income	$94.8	$59.0
The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	Quarter Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$90.9	$55.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31.0	30.6
Equity in income of unconsolidated affiliates, including dividends	(0.8)	(0.6)
(Gain) loss on sale or impairment of long-lived assets, net	(0.6)	0.6
Other operating credits and charges, net	(0.4)	3.4
Stock-based compensation related to stock plans	2.2	4.1
Exchange (gain) loss on remeasurement	(0.1)	0.2
Cash settlements of warranties, net of accruals	(0.9)	(3.2)
Accrual of contingencies, net of cash settlements	4.8	—
Pension expense, net of contributions	1.6	1.4
Non-cash interest expense, net	0.8	0.1
Other adjustments, net	0.1	0.3
Changes in assets and liabilities:
Increase in receivables	(29.2)	(39.7)
Increase in inventories	(54.0)	(24.8)
Increase in prepaid expenses	(1.2)	(0.6)
Decrease in accounts payable and accrued liabilities	(38.0)	(19.9)
Increase in income taxes	24.5	13.9
Net cash provided by operating activities	30.7	20.8
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment additions	(43.2)	(26.1)
Proceeds from sales of assets	0.8	—
Other investing activities	(0.2)	0.2
Net cash used in investing activities	(42.6)	(25.9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(0.1)	(1.2)
Payment of cash dividend	(18.9)	—
Sale of common stock, net of cash payments under equity plans	0.1	0.4
Taxes paid related to net share settlement of equity awards	(5.7)	(4.7)
Other financing activities	3.1	—
Net cash used in financing activities	(21.5)	(5.5)
EFFECT OF EXCHANGE RATE ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1.2	0.7
Net decrease in cash, cash equivalents and restricted cash	(32.2)	(9.9)
Cash, cash equivalents and restricted cash at beginning of period	941.3	672.5
Cash, cash equivalents and restricted cash at end of period	$909.1	$662.6
The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2017	153.4	$153.4	8.4	$(177.5)	$470.6	$1,280.1	$(122.1)	$1,604.5
Effect of adoption of ASU 2014-09[1]						(4.4)		(4.4)
Effect of adoption of ASU 2018-02[1]						16.7	(16.7)	—
Net income						90.9		90.9
Dividends paid						(18.9)		(18.9)
Issuance of shares for stock plans and stock-based compensation			(0.5)	10.1	(10.1)			—
Compensation expense associated with stock-based compensation					2.2			2.2
Taxes paid related to net settlement of stock-based awards			0.3	(5.8)				(5.8)
Other comprehensive income							3.9	3.9
Balance, March 31, 2018	153.4	$153.4	8.2	$(173.2)	$462.7	$1,364.4	$(134.9)	$1,672.4
1See Note 2 for additional detail regarding the adoption of new accounting standards

The accompanying notes are an integral part of these unaudited financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – BASIS FOR PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position, results of operations and cash flows of us and our subsidiaries for the interim periods presented. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.
NOTE 2 - NEW ACCOUNTING STANDARDS AND CERTAIN RECLASSIFICATIONS
On January 1, 2018, we adopted ASU 2014-09, "Revenue from Contracts with Customers" (ASC 606), and all the related amendments to all contracts using the modified retrospective method. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. We expect the impact of the adoption of the new revenue standard to be immaterial to our net income on an ongoing basis. Recognition of a portion of our sales revenue has been delayed due to the timing of satisfying the performance obligations. The new revenue standard also provided additional clarity that resulted in reclassifications to or from Net sales and Selling, general and administrative expenses.
On January 1, 2018, we adopted ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The guidance allows us to reclassify the stranded tax effects within Accumulated other comprehensive income to Retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recorded.
The cumulative effect of the changes made to our Consolidated Balance Sheet as of January 1, 2018 for the adoption of ASU 2014-09 and ASU 2018-02, were as follows:

Dollar amounts in millions	Balance at December 31, 2017	ASU 2014-09	ASU 2018-02	Balance at January 1, 2018
Receivables, net of allowance for doubtful accounts	$142.5	$(21.7)	$—	$120.8
Inventories	259.1	15.8	—	274.9
Deferred tax asset	2.5	1.5	—	4.0

Retained earnings	1,280.1	(4.4)	16.7	1,292.4
Accumulated comprehensive loss	(122.1)	—	(16.7)	(138.8)

In accordance with the new revenue standard requirements, the disclosure of the impact on our Consolidated Statement of Income and Consolidated Balance Sheet is as follows:

	Quarter Ended March 31, 2018
Dollar amounts in millions	As reported	Balances without adoption of ASC 606	Effect of Change Higher (Lower)
Consolidated Statement of Income
Net sales	$691.3	$702.4	$(11.1)
Cost of sales	514.5	521.0	(6.5)
Selling, general and administrative expenses	50.6	51.4	(0.8)
Provision for income taxes	29.7	30.6	(0.9)
Net income	90.9	93.8	(2.9)

Consolidated Balance Sheet
Receivables, net of allowance for doubtful accounts	149.3	181.3	(32.0)
Inventory	329.4	307.1	22.3
Income taxes payable	21.6	22.5	(0.9)
Retained earnings	1,364.4	1,367.3	(2.9)
On January 1, 2018, we adopted ASU 2017-07, "Retirement Benefits - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" (an amendment to ASC 715) to improve the presentation of net periodic pension and postretirement benefit costs. We retrospectively adopted the presentation of service cost separate from the other components of net periodic costs. The interest cost, expected return on assets, amortization of prior service costs, amortization of net actuarial losses and settlement costs have been reclassified from Cost of sales, Selling, general and administrative expenses and Other operating credits and charges to Non-operating income (expense). We elected to apply the practical expedient which allows us to reclassify amounts disclosed previously in the retirement benefits note as the basis for applying retrospective presentation for comparative periods as it is impracticable to determine the disaggregation of the cost components for amounts capitalized and amortized in those periods. On a prospective basis, the other components of net periodic benefit costs (excluding service cost) will not be included in amounts capitalized in inventory or property, plant, and equipment. In addition to the effects of ASU 2017-07, we have reclassified depreciation and amortization into the financial statement caption that reflects the category of the expense to be more comparable with our peers.
The effect of the retrospective presentation change related to the net periodic cost of our defined benefit pension and reclassification of depreciation and amortization on our Consolidated Statement of Income for the quarter ended March 31, 2017 is as follows:

	Quarter Ended March 31, 2017
Dollar amounts in millions	As reported	ASU 2017-07	Reclassifications	As adjusted
Consolidated Statement of Income
Cost of sales (exclusive of depreciation and amortization shown separately below)	$453.9	$(1.0)	$29.9	$482.8
Depreciation and amortization	30.6	—	(30.6)	—
Selling, general and administrative expenses	48.6	(0.6)	0.7	48.7
Income from operations	73.8	1.6	—	75.4

Total non-operating income (expense)	(3.3)	(1.6)	—	(4.9)

On January 1, 2018, we adopted ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash." The adoption of this standard requires the inclusion of the change in amounts described as restricted cash or restricted cash equivalents to be included as part of our Consolidated Statement of Cash Flows.
In accordance with disclosure requirements of this new accounting standard, the impact of adoption on our Consolidated Statement of Cash Flows for the quarter ended March 31, 2017 is as follows:

	Quarter Ended March 31, 2017
Dollar amounts in millions	As reported	ASU 2016-18	As adjusted
Consolidated Statement of Cash Flows
Net cash provided by (used in) investing activities	$(26.0)	0.1	$(25.9)
Effect of exchange rate on cash, cash equivalents and restricted cash	$0.9	(0.2)	$0.7
Net decrease in cash, cash equivalents and restricted cash	$(9.8)	(0.1)	$(9.9)
Cash, cash equivalents and restricted cash at beginning of period	$659.3	13.2	$672.5
Cash, cash equivalents and restricted cash at end of period	$649.5	13.1	$662.6

NOTE 3 - REVENUE
Revenue is recognized when obligations under the terms of a contract (purchase orders) with our customers are satisfied; generally, this occurs with the transfer of control of our products. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods. Shipping cost incurred by us to deliver products to our customers are recorded in cost of sales. The expected costs associated with our warranties continue to be recognized as expense when the products are sold. We recognize revenue as of a point in time.

Customer programs and incentives are a common practice in our businesses. Our businesses incur customer program costs to obtain favorable product placement, to promote sales of products and to maintain competitive pricing. Customer program costs and incentives, including rebates and promotion and volume allowances, are accounted for as deductions from net sales at the time the program is initiated. These reductions from revenue are recorded at the later of the time of sale or the implementation of the program based on management’s best estimates. Estimates are based on historical and projected experience for each type of program or customer. Volume allowances are accrued based on management’s estimates of customer volume achievement and other factors incorporated into customer agreements, such as new product purchases, store sell-through and merchandising support. Management periodically reviews accruals for these rebates and allowances, and adjusts accruals when circumstances indicate (typically as a result of a change in volume expectations). As of March 31, 2018 and December 31, 2017, we had $18.7 million and $24.2 million accrued as customer rebates recorded in Accounts payable and accrued liabilities on our Consolidated Balance Sheets.

We ship some of our products to customers' distribution centers on a consignment basis. We retain title to our products stored at the distribution centers. As our products are removed from the distribution centers by retailers and shipped to retailers’ stores, title passes from us to the retailers. At that time, we invoice the retailers and recognize revenue for these consignment transactions. We do not offer a right of return for products shipped to the retailers’ stores from the distribution centers. The amount of consignment inventory as of March 31, 2018 and December 31, 2017 was $19.0 million and $18.3 million.
The following tables disaggregate our revenue by product line and product type by segment for the quarters ended March 31, 2018 and March 31, 2017:

Quarter Ended March 31, 2018
By Product family:	Siding	OSB	EWP	South America	Other	Inter-segment	Total
SmartSide® Strand siding	$165.1	$—	$—	$6.8	$—	$—	$171.9
SmartSide® Fiber siding	25.9	—	—	—	—	—	25.9
CanExel® siding	13.9	—	—	—	—	—	13.9
OSB - commodity	8.7	181.1	2.8	—	—	—	192.6
OSB - value-add	9.2	129.1	4.1	34.9	—	—	177.3
LVL	—	—	36.6	—	—	—	36.6
LSL	—	—	13.3	—	—	—	13.3
I-joist	—	—	32.1	—	—	—	32.1
Plywood	—	—	7.6	—	—	—	7.6
Other	4.2	3.1	4.2	0.7	7.9	—	20.1
	$227.0	$313.3	$100.7	$42.4	$7.9	$—	$691.3
By Product type:
Commodity	$8.7	$181.1	$10.4	$—	$—	$—	$200.2
Value-add	214.1	129.1	86.1	41.7	—	—	471.0
Other	4.2	3.1	4.2	0.7	7.9	—	20.1
	$227.0	$313.3	$100.7	$42.4	$7.9	$—	$691.3

Quarter Ended March 31, 2017
By Product family:	Siding	OSB	EWP	South America	Other	Inter-segment	Total
SmartSide® Strand siding	$156.1	$—	$—	$6.2	$—	$—	$162.3
SmartSide® Fiber siding	28.7	—	—	—	—	—	28.7
CanExel® siding	14.3	—	—	—	—	—	14.3
OSB - commodity	12.4	151.3	1.1	—	—	—	164.8
OSB - value-add	—	113.1	2.9	30.6	—	—	146.6
LVL	—	—	33.0	—	—	—	33.0
LSL	—	—	10.6	—	—	—	10.6
I-joist	—	—	25.7	—	—	—	25.7
Plywood	—	—	4.8	—	—	—	4.8
Other	2.5	4.0	4.0	1.0	8.7	(0.1)	20.1
	$214.0	$268.4	$82.1	$37.8	$8.7	$(0.1)	$610.9
By Product type:
Commodity	$12.4	$151.3	$5.9	$—	$—	$—	$169.6
Value-add	199.1	113.1	72.2	36.8	—	—	421.2
Other	2.5	4.0	4.0	1.0	8.7	(0.1)	20.1
	$214.0	$268.4	$82.1	$37.8	$8.7	$(0.1)	$610.9

NOTE 4 - STOCK-BASED COMPENSATION
We have a Management Incentive Plan (MIP) that is administered by the Compensation Committee of the Board of Directors. The Compensation Committee authorizes the grants of restricted stock (shares or units), performance share awards payable in stock based upon the attainment of specified performance goals and stock settled stock appreciation rights (SSARs). As of March 31, 2018, 2.4 million shares were available for grant under the 2013 Omnibus Plan.

	Quarter Ended March 31,
Dollar amounts in millions	2018	2017
Total stock-based compensation expense (cost of sales and general and administrative)	$2.2	$4.1
Income tax provision (benefit) related to stock-based compensation	$(2.2)	$—
Impact on cash flow due to taxes paid related to net share settlement of equity awards	$5.7	$4.7

At March 31, 2018, $20.0 million of compensation cost related to unvested performance shares, restricted stock and SSARs attributable to future service had not yet been recognized.
Grants of awards
During the first three months of 2018, we granted 164,546 performance units at an average grant date fair value of $29.31 per share and 281,752 restricted stock awards (shares or units) at an average grant date fair value of $26.72 per share.
NOTE 5 – FAIR VALUE MEASUREMENTS
We estimated our Senior Notes due in 2024 to have a fair value of $350.9 million at March 31, 2018 and $363.9 million at December 31, 2017 based upon market quotations.
Carrying amounts reported on the balance sheet for cash and cash equivalents, accounts receivables, current portion notes receivable from asset sales, accounts payable and current portion of limited recourse notes payable approximate fair value due to the short-term maturity of these items.

NOTE 6 – EARNINGS PER SHARE
Basic earnings per share are based upon the weighted-average number of shares of common stock outstanding. Diluted earnings per share are based upon the weighted-average number of shares of common stock outstanding, plus all potentially dilutive securities that were assumed to be converted into common shares at the beginning of the period under the treasury stock method. Our potentially dilutive securities consist of restricted stock, restricted stock units, performance share awards and SSARs.

Share amounts in millions	Quarter Ended March 31,
	2018	2017
Denominator for basic earnings per share:
Weighted average common shares outstanding - basic	144.7	144.2
Effect of dilutive securities:
Dilutive effect of employee stock plans	2.0	1.7
Denominator for diluted earnings per share:
Weighted average shares outstanding - diluted	146.7	145.9
For the quarter ended March 31, 2018, there were no restricted stock (shares or units), performance share awards and SSARs that were considered not in-the-money for purposes of our earnings per share calculation.
For the quarter ended March 31, 2017, restricted stock (shares or units), performance share awards and SSARs relating to approximately 0.6 million shares of our common stock were considered not in-the-money for purposes of our earnings per share calculation.
NOTE 7 – RECEIVABLES
Receivables consist of the following:

Dollar amounts in millions	March 31, 2018	December 31, 2017
Trade receivables	$132.3	$124.6
Income tax receivable	1.9	2.2
Other receivables	16.0	16.6
Allowance for doubtful accounts	(0.9)	(0.9)
Total	$149.3	$142.5
Other receivables at March 31, 2018 and December 31, 2017 primarily consist of sales tax receivables, vendor rebates, interest receivables, a receivable associated with an affiliate, receivables for tax credits and other miscellaneous receivables.
NOTE 8 – INVENTORIES
Inventories are valued at the lower of cost or net realizable value. Inventory cost includes materials, labor and operating overhead. The major types of inventories are as follows (work in process is not material):

Dollar amounts in millions	March 31, 2018	December 31, 2017
Logs	$88.1	$60.3
Other raw materials	24.0	20.8
Semi-finished inventory	22.1	24.3
Finished products	195.2	153.7
Total	$329.4	$259.1

NOTE 9 – INCOME TAXES
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
Each period, the income tax accrual is adjusted to the latest estimate and the difference from the previously accrued year-to-date balance is adjusted to the current quarter. Changes in the profitability estimates in various jurisdictions will impact our quarterly effective income tax rates.
For the first three months of 2018, the primary differences between the U.S. statutory rate of 21% and the effective rate applicable to our income relate to state income tax, foreign tax rates and tax deductions related to stock-based compensation. For the first three months of 2017, the primary differences between the U.S. statutory rate of 35% and the effective rate applicable to our continuing operations relate to foreign tax rates, changes in Canadian valuation allowances, and recognition of research and development tax credits from prior years.
We periodically review the need for valuation allowances against deferred tax assets and recognize these deferred tax assets to the extent that the realization is more likely than not. As part of our review, we consider all positive and negative evidence, including earnings history, the future reversal of deferred tax liabilities, and the relevant expirations of carryforwards. We believe that the valuation allowances provided are appropriate. If in future periods our earnings estimates differ from the estimates used to establish these valuation allowances, or other objective positive or negative evidence arises, we may be required to record an adjustment resulting in an impact on tax expense (benefit) for that period.
NOTE 10 - OTHER OPERATING CREDITS AND CHARGES

During the first quarter of 2018, we recorded a gain of $0.4 million related to a previously-settled claim associated with our hardboard siding.

During the first quarter of 2017, we recorded an expense of $3.4 million related to an increase in product-related warranty reserves associated with CanExel products sold in specific geographic locations and for a specific time period.

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

NOTE 12 – SELECTED SEGMENT DATA
We operate in four segments: Siding, North America Oriented Strand Board (OSB), Engineered Wood Products (EWP) and South America. Our business units have been aggregated into these four segments based upon the similarity of economic characteristics, customers and distribution methods. Our results of operations are summarized below for each of these segments separately as well as for the “other” category which comprises other products that are not individually significant. Segment information was prepared in accordance with the same accounting principles as those described in Note 1 of the Notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

	Quarter Ended March 31,
Dollar amounts in millions	2018	2017
Net Sales
Siding	$227.0	$214.0
OSB	313.3	268.4
EWP	100.7	82.1
South America	42.4	37.8
Other	7.9	8.7
Intersegment sales	—	(0.1)
	$691.3	$610.9
Operating profit (loss):
Siding	$45.3	$40.7
OSB	97.4	60.8
EWP	2.8	0.8
South America	8.9	5.1
Other	(0.9)	(0.2)
Other operating credits and charges, net	0.4	(3.4)
Gain (loss) on sale or impairment of long-lived assets, net	0.6	(0.6)
General corporate and other expenses, net	(27.3)	(27.8)
Interest expense, net of capitalized interest	(4.4)	(5.0)
Investment income	3.2	2.0
Other non-operating items	(1.4)	(1.9)
Income before taxes	124.6	70.5
Provision for income taxes	29.7	15.5
Income from continuing operations	$94.9	$55.0

NOTE 13 – POTENTIAL IMPAIRMENTS
We continue to review certain operations and investments for potential impairments. We currently believe we have adequate support for the carrying value of each of these operations and investments based upon the anticipated cash flows that result from estimates of future demand, pricing and production costs assuming certain levels of planned capital expenditures.
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
NOTE 14 – DEFINED BENEFIT PENSION PLANS
The following table sets forth the net periodic pension cost for our defined benefit pension and postretirement plans during the quarter ended March 31, 2018 and 2017. In accordance with ASU 2017-07, "Retirement Benefits - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" (an amendment to ASC 715), all non-service related costs associated with our pension and post retirement plans are recorded outside of operating income. The net periodic pension cost included the following components:

	Quarter Ended March 31,
Dollar amounts in millions	2018	2017
Service cost	$1.1	$1.4
Other components of net periodic pension cost:
Interest cost	2.9	3.2
Expected return on plan assets	(3.4)	(3.3)
Amortization of prior service cost [1]	0.1	0.2
Amortization of net loss [1]	1.6	1.4
Net periodic pension cost	$2.3	$2.9

Net periodic pension cost included in cost of sales	$0.7	$0.9
Net periodic pension cost included in selling, general, and administrative expenses	0.4	0.4
Net periodic pension cost included in other non-operating items	1.2	1.6
	$2.3	$2.9
1The amortization of prior service costs and net loss are included in the amounts reclassified from accumulated other comprehensive income (loss). See Note 16 for additional details.
During the three months ended March 31, 2018, we made $0.7 million in pension contributions to our defined benefit pension plans. We expect to contribute between $10.0 million and $12.0 million to our defined benefit pension plans in the remaining months of 2018.

NOTE 15 – PRODUCT WARRANTY
We provide warranties on the sale of most of our products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The activity in warranty reserves for the quarter ended March 31, 2018 and 2017 are summarized in the following table:

	Quarter Ended March 31,
Dollar amounts in millions	2018	2017
Beginning balance	$24.7	$24.1
Accrued to expense	0.2	0.2
Accrued to other operating credits and charges	—	3.4
Foreign currency translation	0.4	0.2
Payments made	(1.1)	(3.4)
Total warranty reserves	24.2	24.5
Current portion of warranty reserves	(9.0)	(9.0)
Long-term portion of warranty reserves	$15.2	$15.5
We continue to monitor warranty and other claims associated with these products and believe as of March 31, 2018 that the reserves associated with these matters are adequate. However, it is possible that additional charges may be required in the future.
The current portion of the warranty reserve is included in the caption “Accounts payable and accrued liabilities” and the long-term portion is included in the caption “Other long-term liabilities” on our Consolidated Balance Sheets.
NOTE 16 - OTHER COMPREHENSIVE INCOME

Other comprehensive income activity, net of tax, is provided in the following table for the quarter ended March 31, 2018:

		Pension Adjustments
Dollar amounts in millions	Foreign currency translation adjustments	Actuarial losses	Prior service costs	Unrealized gain (loss) on investments	Other	Total
Balance at December 31, 2017	$(39.7)	$(79.5)	$(4.9)	$3.5	$(1.5)	$(122.1)
Effect of adoption of ASU 2018-02	—	(17.4)	—	0.7	—	(16.7)
Other comprehensive income before reclassifications	2.3	0.2	—	0.2		2.7
Income taxes	—	—	—		—	—
Net other comprehensive income before reclassifications	2.3	0.2	—	0.2	—	2.7
Amounts reclassified from accumulated comprehensive income	—	1.5	0.1	—	—	1.6
Income taxes	—	(0.4)	—	—	—	(0.4)
Net amounts reclassified from cumulative other comprehensive income	—	1.1	0.1	—	—	1.2
Total other comprehensive income	2.3	1.3	0.1	0.2	—	3.9
Balance at March 31, 2018	$(37.4)	$(95.6)	$(4.8)	$4.4	$(1.5)	$(134.9)

Other comprehensive income activity, net of tax, is provided in the following table for the quarter ended March 31, 2017:

		Pension Adjustments
Dollar amounts in millions	Foreign currency translation adjustments	Actuarial losses	Prior service costs	Unrealized gain (loss) on investments	Other	Total
Balance at December 31, 2016	$(46.3)	$(87.7)	$(5.2)	$2.7	$(0.7)	$(137.2)
Other comprehensive income (loss) before reclassifications	2.8	(0.2)	—	0.5	—	3.1
Income taxes	—	—	—	(0.2)	—	(0.2)
Net other comprehensive income (loss) before reclassifications	2.8	(0.2)	—	0.3	—	2.9
Amounts reclassified from accumulated other comprehensive income	—	1.4	0.3	—	—	1.7
Income taxes	—	(0.5)	(0.1)	—	—	(0.6)
Net amounts reclassified from cumulative other comprehensive income	—	0.9	0.2	—	—	1.1
Total other comprehensive income	2.8	0.7	0.2	0.3	—	4.0
Balance at March 31, 2017	$(43.5)	$(87.0)	$(5.0)	$3.0	$(0.7)	$(133.2)

The amounts reclassified from accumulated other comprehensive income (loss) are included in the computation of net periodic pension cost; see Note 14 for additional details. The net periodic pension cost is included in the captions "Cost of sales", "Selling, general and administrative expenses" and "Other non-operating items" in the Consolidated Statements of Income.

NOTE 17 - DISCONTINUED OPERATIONS

Over the last several years, LP has adopted and implemented plans to sell selected businesses and assets in order to improve its operating results. For all periods presented, these operations include residual losses of mills divested in past years and associated warranty and other liabilities associated with these operations.

Included in the operating losses of discontinued operations is an increase in reserves associated with our discontinued composite decking products of $5.0 million for the quarter ended March 31, 2018.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
LP is a leading building products solutions company that manufactures sustainable, quality engineered wood building materials including Siding, Oriented Strand Board (OSB) and engineered wood products (EWP). Our products are used primarily in new home construction, repair and remodeling, and outdoor structures. We also market and sell our products in light industrial and commercial construction and we have a modest export business. Our manufacturing facilities are primarily located in the U.S. and Canada, but we also operate two facilities in Chile and one facility in Brazil.
To serve these markets, we operate in four segments: Siding; North America Oriented Strand Board (OSB); Engineered Wood Products (EWP); and South America.
Demand for our products correlates to a significant degree to the level of new home construction activity in North America, which historically has been characterized by significant cyclicality. For the first quarter of 2018, the U.S. Department of Census reported that U.S. single and multi-family housing starts were 8% higher than for the same quarter of 2017. OSB is sold as a commodity for which sales prices fluctuate daily based on market factors over which we have little or no control. We cannot predict whether the prices of our OSB products will remain at current levels or increase or decrease in the future. OSB prices (NC 7/16"), as reported by Random Lengths, were 25% higher for the first quarter of 2018 compared to the first quarter of 2017.
For additional factors affecting our results, refer to the Management Discussion and Analysis of Financial Condition and Results of Operations overview contained in our Annual Report on Form 10-K for the year ended December 31, 2017 and to “About Forward-Looking Statements” and “Risk Factors” in this report.

EXECUTIVE SUMMARY

We recorded a 13% increase in sales to $691.3 million for the quarter ended March 31, 2018 from $610.9 million reported for the quarter ended March 31, 2017. We recorded income from operations of $127.2 million for the quarter ended March 31, 2018 compared to $75.4 million for the quarter ended March 31, 2017. We recorded net income of $90.9 million ($0.62 per diluted share) for the quarter ended March 31, 2018 compared to $55.0 million ($0.38 per diluted share) for the quarter ended March 31, 2017. We reported an increase of $45.3 million in Adjusted EBITDA for the first quarter of 2018 as compared to the first quarter of 2017. Improvements in OSB pricing in all North American operations had a positive impact on our operating results of $50.1 million for the quarter ended March 31, 2018 as compared to the quarter ended March 31, 2017.

These changes are discussed further in "Our Operating Results" below.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

Presented in Note 1 of the Notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 is a discussion of our significant accounting policies and significant accounting estimates and judgments. Throughout the preparation of the financial statements, we employ significant judgments in the application of accounting principles and methods. These judgments are primarily related to the assumptions used to arrive at various estimates. For 2018, these significant accounting estimates and judgments include:

Long-lived Assets

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

We account for the consequences of our sponsorship of these plans based upon assumptions that are used to calculate the related assets, liabilities and expenses recorded in our financial statements. Net actuarial gains and losses occur when actual experience differs from any of the assumptions used to value defined benefit plans or when assumptions change as they may each year. The primary factors contributing to actuarial gains and losses are changes in the discount rate used to value obligations as of the measurement date and the differences between expected and actual returns on pension plan assets. This accounting method results in the potential for volatile and difficult to forecast gains and losses.

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

Income Taxes

We establish deferred tax liabilities or assets for temporary differences between financial and tax reporting bases and subsequently adjust them to reflect changes in tax rates expected to be in effect when the temporary differences reverse. We record a valuation allowance reducing deferred tax assets when it is more likely than not that such assets will not be realized.

We record liabilities for uncertain income tax positions based on a two-step process. The first step is recognition, where we evaluate whether an individual tax position has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. For tax positions that are currently estimated to have a less than 50% likelihood of being sustained, no tax benefit is recorded. For tax positions that have met the recognition threshold in the first step, we perform the second step of measuring the benefit (expense) to be recorded. The actual benefits (expense) ultimately realized may differ from our estimates. In future periods, changes in facts, circumstances, and new information may require us to change the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recorded in the consolidated statement of income and consolidated balance sheet in the period in which such changes occur. As of March 31, 2018 and December 31, 2017, we had liabilities for unrecognized tax benefits pertaining to uncertain tax positions totaling $42.5 million and $42.3 million.

Customer Program Costs

Customer programs and incentives are a common practice in our businesses. Our businesses incur customer program costs to obtain favorable product placement, to promote sales of products and to maintain competitive pricing. Customer program costs and incentives, including rebates and promotion and volume allowances, are accounted for in either net sales or the category selling and administrative expenses at the time the program is initiated and/or the revenue is recognized. The costs are predominantly recognized in net sales and include, but are not limited to, volume allowances and rebates, promotional allowances, and cooperative advertising programs. These costs are recorded at the later of the time of sale or the implementation of the program based on management’s best estimates. Estimates are based on historical and projected experience for each type of program or customer. Volume allowances are accrued based on management’s estimates of customer volume achievement and other factors incorporated into customer agreements, such as new products, store sell-through, merchandising support and customer training. Management periodically reviews accruals for these rebates and allowances, and adjusts accruals when circumstances indicate (typically as a result of a change in volume expectations). As of March 31, 2018 and December 31, 2017, we had $18.7 million and $24.2 million accrued as customer rebates.

NON-GAAP FINANCIAL MEASURES
In evaluating our business, we utilize several non-GAAP financial measures. A non-GAAP financial measure is generally defined by the SEC as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so excluded or included under applicable GAAP guidance. In this report , we disclose segment earnings (loss) from continuing operations before interest expense, taxes, depreciation and amortization (EBITDA from continuing operations) which is a non-GAAP financial measure. Additionally, we disclose Adjusted segment EBITDA from continuing operations (Adjusted EBITDA from continuing operations) which further adjusts EBITDA from continuing operations to exclude stock-based compensation expense, (gain) loss on sales or impairment of long lived assets, other operating credits and charges, net, investment income and other non-operating items. We also disclose adjusted income from continuing operations which excludes (gain) loss on sale or impairment of long-lived assets, other operating credits and charges, net and adjusts for a normalized tax rate. Neither EBITDA from continuing operations, Adjusted EBITDA from continuing operations nor adjusted income from continuing operations are a substitute for the GAAP measure of net income or for any other GAAP measures of operating performance.
We have included EBITDA from continuing operations and Adjusted EBITDA from continuing operations in this report because we use them as important supplemental measures of our performance and believe that they are frequently used by securities analysts, investors and other interested persons in the evaluation of companies in our industry, some of which present EBITDA when reporting their results. We use EBITDA from continuing operations and Adjusted EBITDA from continuing operations to evaluate our performance as compared to other companies in our industry that have different financing and capital structures and/or tax rates. It should be noted that companies calculate EBITDA and Adjusted EBITDA differently and, therefore, our EBITDA and Adjusted EBITDA measures may not be comparable to EBITDA and Adjusted EBITDA reported by other companies. Our EBITDA and Adjusted EBITDA measures have material limitations as performance measures because they exclude interest expense, income tax expense and depreciation and amortization which are necessary to operate our business or which we otherwise incur or experience in connection with the operation of our business.
We believe that adjusted income from continuing operations, which excludes (gain) loss on sale or impairment of long-lived assets and other operating credits and charges, net, adjusted for a normalized tax rate is a useful measure for evaluating our ability to generate earnings and that providing this measure will allow investors to more readily compare the earnings for past and future periods. It should be noted that other companies may present similarly-titled measures differently and, therefore, as presented by us may not be comparable to similarly-titled measures reported by other companies. In addition, adjusted income (loss) from continuing operations has material limitations as a performance measure because it excludes items that are actually incurred or experienced in connection with the operations of our business.

The following table represents significant items by operating segment and reconciles earnings results to EBITDA from continuing operations and Adjusted EBITDA from continuing operations:

Quarter Ended March 31, 2018 (Dollar amounts in millions)	Siding	OSB	EWP	South America	Other	Corporate	Total
Income from continuing operations	$45.3	$97.4	$2.8	$8.9	$(0.9)	$(58.6)	$94.9
Provision for income taxes	—	—	—	—	—	29.7	29.7
Interest expense, net of capitalized interest	—	—	—	—	—	4.4	4.4
Depreciation and amortization	8.2	14.8	4.4	2.3	0.5	0.8	31.0
EBITDA from continuing operations	53.5	112.2	7.2	11.2	(0.4)	(23.7)	160.0
Stock-based compensation expense	0.2	0.3	0.1	—	—	1.6	2.2
Gain on sale or impairment of long lived assets, net	—	—	—	—	—	(0.6)	(0.6)
Investment income	—	—	—	—	—	(3.2)	(3.2)
Other operating credits and charges, net	—	—	—	—	—	(0.4)	(0.4)
Other non-operating items	—	—	—	—	—	1.4	1.4
Adjusted EBITDA from continuing operations	$53.7	$112.5	$7.3	$11.2	$(0.4)	$(24.9)	$159.4
Adjusted EBITDA Margin	23.7%	35.9%	7.2%	26.4%	(5.1)%	NA	23.1%

Quarter Ended March 31, 2017 (Dollar amounts in millions)	Siding	OSB	EWP	South America	Other	Corporate	Total
Income from continuing operations	$40.7	$60.8	$0.8	$5.1	$(0.2)	$(52.2)	$55.0
Provision for income taxes	—	—	—	—	—	15.5	15.5
Interest expense, net of capitalized interest	—	—	—	—	—	5.0	5.0
Depreciation and amortization	8.1	14.7	3.8	2.2	0.9	0.9	30.6
EBITDA from continuing operations	48.8	75.5	4.6	7.3	0.7	(30.8)	106.1
Stock-based compensation expense	0.2	0.2	0.1	—	—	3.6	4.1
Loss on sale or impairment of long lived assets, net	—	—	—	—	—	0.6	0.6
Investment income	—	—	—	—	—	(2.0)	(2.0)
Other operating credits and charges, net	—	—	—	—	—	3.4	3.4
Other non-operating items	—	—	—	—	—	1.9	1.9
Adjusted EBITDA from continuing operations	$49.0	$75.7	$4.7	$7.3	$0.7	$(23.3)	$114.1
Adjusted EBITDA Margin	22.9%	28.2%	5.7%	19.3%	8.0%	NA	18.7%

The following table provides the reconciliation of net income to adjusted income from continuing operations:

	Quarter Ended March 31,
	2018	2017
Net income	$90.9	$55.0
Add (deduct):
Loss from discontinued operations	4.0	—
(Gain) loss on sale or impairment of long-lived assets, net	(0.6)	0.6
Other operating credits and charges, net	(0.4)	3.4
Reported tax provision	29.7	15.5
Normalized tax provision at 25% for 2018 and 35% for 2017	(30.9)	(26.1)
Adjusted income from continuing operations	$92.7	$48.4
Diluted shares outstanding	146.7	145.9
Adjusted income from continuing operations per diluted share	$0.63	$0.33

OUR OPERATING RESULTS
Our results of operations for each of our segments are discussed below, as are results of operations for the “other” category which comprises other products that are not individually significant. See Note 12 of the Notes to the consolidated financial statements included in item 1 of this report for further information regarding our segments.
SIDING
Our siding segment produces and markets wood-based siding (strand and fiber based) and related accessories and commodity OSB product.
Segment sales, operating income and Adjusted EBITDA from continuing operations for this segment are as follows:

	Quarter Ended March 31,
	2018	2017	Change
Net sales	$227.0	$214.0	6%
Operating income	$45.3	$40.7	11%
Adjusted EBITDA from continuing operations	$53.7	$49.0	10%
Adjusted EBITDA margin	23.7%	22.9%
Sales in this segment by product line are as follows:

	Quarter Ended March 31,
	2018	2017	Change
SmartSide® strand siding	$165.1	$156.1	6%
SmartSide® fiber siding	25.9	28.7	(10)%
CanExel siding	13.9	14.3	(3)%
OSB	17.9	12.4	44%
Other	4.2	2.5	68%
Total	$227.0	$214.0	6%

Percent changes in average sales prices and unit shipments for the quarter ended March 31, 2018 compared to the quarter ended March 31, 2017 are as follows:

	Quarter Ended March 31, 2018 versus 2017
	Average Net Selling Price	Unit Shipments
SmartSide® strand siding	5%	(1)%
SmartSide® fiber siding	5%	(16)%
CanExel siding	8%	(9)%
OSB	26%	16%
For the quarter ended March 31, 2018 compared to the corresponding period in 2017, sales volumes declined in our SmartSide strand product line primarily due to transportation issues for products produced in Canada. Sales prices in our SmartSide strand product line for the quarter ended March 31, 2018 as compared to the corresponding period in 2017 were higher due to a price increases which were implemented in the first quarter of 2018 and the second quarter of 2017.
For the quarter ended March 31, 2018 compared to the corresponding period in 2017, sales volumes declined in our SmartSide fiber product line due our decision to raise price which slowed demand. Sales prices in our SmartSide fiber product line for the quarter ended March 31, 2018 as compared to the corresponding period in 2017 were higher due to a price increase implemented in the first quarter of 2018.
For CanExel, sales volumes decreased in the first quarter of 2018 as compared to the corresponding period in 2017 due to decreased demand in Canada due to customers re-balancing their inventories after a stronger fourth quarter of 2017. Sales prices were higher for the first quarter of 2018 as compared to the corresponding period in 2017 due to changes in our product mix, price increases implemented in 2017 and the fluctuations in the U.S. to Canadian dollar as a majority of these sales are denominated in Canadian dollars.
For our OSB produced in the siding segment for the quarter ended March 31, 2018 compared to the corresponding period in 2017, sales prices increased as compared to the same period in the prior year, as discussed in the OSB segment below. Sales volumes increased due to the movement of our Dawson Creek OSB mill to the siding segment as of January 1, 2018 as we prepare for the expected conversion of this mill to siding later this year. We estimated adjusted EBITDA from continuing operations associated with OSB produced and sold in the siding segment for the quarter ended March 31, 2018 was $4.2 million as compared to the comparable period in 2017 of $1.6 million.
Overall, the improvement in the siding segment for the first quarter of 2018 compared to the same period of 2017 was due to higher pricing on our SmartSide strand products and increases in OSB pricing which were partially offset by increases in raw materials, primarily resin and reductions in our SmartSide fiber products.
OSB
Our OSB segment manufactures and distributes OSB structural panel products in North America and certain export markets.
Segment sales, operating income and Adjusted EBITDA from continuing operations for this segment are as follows:

	Quarter Ended March 31,
	2018	2017	Change
Net sales	$313.3	$268.4	17%
Operating income	$97.4	$60.8	60%
Adjusted EBITDA from continuing operations	$112.5	$75.7	49%
Adjusted EBITDA Margin	35.9%	28.2%
Sales in this segment by product line are as follows:

	Quarter Ended March 31,
	2018	2017	Change
OSB - commodity	$181.1	$151.3	20%
OSB - value add	129.1	113.1	14%
Other	3.1	4.0	(23)%
Total	$313.3	$268.4	17%
Percent changes in average sales prices and unit shipments for the quarter ended March 31, 2018 compared to the quarter ended March 31, 2017 are as follows:

	Quarter Ended March 31, 2018 versus 2017
	Average Net Selling Price	Unit Shipments
OSB - commodity	18%	2%
OSB - value-add	15%	(2)%
For the quarter ended March 31, 2018, OSB prices increased compared to the corresponding period in 2017. The increase in OSB prices was likely due to higher demand compared to the supply available in the market. The increase in selling price favorably impacted operating results and Adjusted EBITDA from continuing operations by $45.6 million for the quarter ended March 31, 2018 as compared to the same period in 2017. Sales volumes of OSB value-add products are lower due to the movement of our Dawson Creek OSB mill as of January 1, 2018 to siding in anticipation of our conversion of this plant to siding later this year.
Overall the improvements in our OSB segment results for the quarter ended March 31, 2018 as compared to the same period in 2017 was due to increased sales prices partially offset by increases in raw material costs (primarily resin) and increases in manufacturing costs due to downtime related to logistics associated with our Canadian operations.
EWP
Our EWP segment manufactures and distributes laminated veneer lumber (LVL), I-Joists, laminated strand lumber (LSL) and other related products. This segment also includes the sale of I-Joist and LVL products produced by our joint venture with Resolute Forest Products and LVL sold under a contract manufacturing relationship with Murphy Plywood. A plywood mill associated with our LVL operations in British Columbia and minor amounts of commodity OSB are included in this segment.
Segment sales, operating results and Adjusted EBITDA from continuing operations for this segment are as follows:

	Quarter Ended March 31,
	2018	2017	Change
Net sales	$100.7	$82.1	23%
Operating income	$2.8	$0.8	250%
Adjusted EBITDA from continuing operations	$7.3	$4.7	55%
Adjusted EBITDA margin	7.2%	5.7%

Sales in this segment by product line are as follows:

	Quarter Ended March 31,
	2018	2017	Change
LVL	$36.6	$33.0	11%
LSL	13.3	10.6	25%
I-Joist	32.1	25.7	25%
OSB - commodity	2.8	1.1	155%
OSB - value add	4.1	2.9	41%
Plywood	7.6	4.8	58%
Other	4.2	4.0	5%
Total	$100.7	$82.1	23%
Percent changes in average sales prices and unit shipments for the quarter ended March 31, 2018 compared to the quarter ended March 31, 2017 are as follows:

	Quarter Ended March 31, 2018 versus 2017
	Average Net Selling Price	Unit Shipments
LVL	9%	4%
LSL	10%	18%
I-Joist	7%	19%
OSB	14%	54%
Plywood	25%	30%
For the quarter ended March 31, 2018 compared to the same period in 2017, sales volumes increased across all of our product lines due to improved market demand due to increased housing starts. Net average selling prices increased due to price increases implemented across all product lines. The increase in selling prices for OSB and plywood favorably impacted operating results and Adjusted EBITDA from continuing operations by $0.8 million for OSB and $1.5 million for plywood for the quarter ended March 31, 2018 as compared to the same period in 2017.
For the quarter ended March 31, 2018, compared to the same period in 2017, results of operations improved due to increased sales volume, price and reductions in manufacturing costs due to higher utilization across all EWP mills.
SOUTH AMERICA
Our South America segment manufactures and distributes OSB structural panel and siding products in South America and selected export markets. This segment operates in two countries, Chile and Brazil.
Segment sales, operating income and Adjusted EBITDA from continuing operations for this segment are as follows:

	Quarter Ended March 31,
	2018	2017	Change
Net sales	$42.4	$37.8	12%
Operating income	$8.9	$5.1	75%
Adjusted EBITDA from continuing operations	$11.2	$7.3	53%
Adjusted EBITDA margin	26.4%	19.3%

Sales in this segment by product line are as follows:

	Quarter Ended March 31,
	2018	2017	Change
OSB	$34.9	$30.6	14%
SmartSide strand siding	6.8	6.2	10%
Other	0.7	1.0	(30)%
Total	$42.4	$37.8	12%
Percent changes in average sales prices and unit shipments for the quarter ended March 31, 2018 compared to the quarter ended March 31, 2017 are as follows:

	Quarter Ended March 31, 2018 versus 2017
	Average Net Selling Price	Unit Shipments
OSB	25%	(8)%
Siding	8%	1%
OSB sales volumes decreased for the quarter ended March 31, 2018 as compare to the corresponding period in 2017 due to reduced imports from our North America operations. Sales prices for OSB increase for the quarter ended March 31, 2018 as compared to the corresponding period in 2017 due to price increases implemented in South America. Siding volume remained flat between periods with sales prices increasing due to a price increase implemented during the first quarter of 2018.
For the quarter ended March 31, 2018, compared to the same period in 2017, results of operations were higher due to increases in sales prices partially offset by increases product costs, primarily resins.
OTHER PRODUCTS
Our other products segment includes our remaining timber and timberlands and other minor products, services and closed operations which are not classified as discontinued operations.
Segment sales, operating losses and Adjusted EBITDA from continuing operations for this category are as follows:

	Quarter Ended March 31,
	2018	2017	Change
Net sales	$7.9	$8.7	(9)%
Operating losses	$(0.9)	$(0.2)	(350)%
Adjusted EBITDA from continuing operations	$(0.4)	$0.7	NM

GENERAL CORPORATE AND OTHER EXPENSE, NET
For the quarter ended March 31, 2018 compared to the same period in 2017, general corporate expenses were 2% lower due to reductions in incentive compensation expense due to changes in compensation plans and lower stock compensation expense. Partially offsetting these decreases are an increase in costs associated with corporate initiatives related to supply chain activities. General corporate and other expenses primarily consist of corporate overhead such as wages and benefits, professional fees, insurance and other expenses for corporate functions including certain executive officers, public company costs, information technology, financial services, environmental and safety, legal, supply management, human resources and other corporate functions.
NON-OPERATING INCOME AND EXPENSE
Components of non-operating income and expense are as follows:

	Quarter Ended March 31,
Dollar amounts in millions	2018	2017
Interest income	$3.5	$1.7
SERP market adjustments	(0.3)	0.3
Investment income	3.2	2.0

Interest expense	(5.1)	(5.2)
Amortization of debt charges	(0.2)	(0.2)
Capitalized interest	0.9	0.4
Interest expense, net of capitalized interest	(4.4)	(5.0)

Net periodic pension cost, excluding service cost	(1.2)	(1.6)
Foreign currency gain (loss)	(0.2)	(0.3)
Other non-operating items	(1.4)	(1.9)

Total non-operating expense	$(2.6)	$(4.9)

INCOME TAXES
For the first three months of 2018, we recorded an income tax expense on continuing operations of 24% as compared to 22% in the comparable period of 2017. The primary differences between the U.S. statutory rate of 21% and the effective rate applicable to our income for the first three months of 2018 relate to state income tax, foreign tax rates and tax deductions related to stock-based compensation. For the first three months of 2017, the primary differences between the U.S. statutory rate of 35% and the effective rate applied to our continuing operations relate to foreign tax rates, changes in Canadian valuation allowances and recognition of research and development tax credits from prior years.
Each quarter the income tax accrual is adjusted to the latest estimate and the difference from the previously accrued year-to-date balance is recorded in the current quarter.

LEGAL AND ENVIRONMENTAL MATTERS
For a discussion of legal and environmental matters involving us and the potential impact thereof on our financial position, results of operations and cash flows, see Items 3, 7 and 8 in our Annual Report on Form 10-K for the year ended December 31, 2017 and Note 11 to the Notes to the financial statements contained herein.

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
OPERATING ACTIVITIES
During the first three months of 2018, operating activities provided $30.7 million of cash compared to $20.8 million during the first three months of 2017. This change was primarily related to improvements in operating results (higher OSB pricing) offset by increases in inventory and decreases in accounts payable and accrued liabilities which were partially offset by increases in accounts receivable.
INVESTING ACTIVITIES
During the first three months of 2018, cash used in investing activities was approximately $42.6 million. Capital expenditures in the first three months of 2018 were $43.2 million. Included in “Accounts payable” is $10.4 million related to capital expenditures that had not yet been paid as of March 31, 2018.
During the first three months of 2017, cash used in investing activities was approximately $25.9 million. Capital expenditures in the first three months of 2017 were $26.1 million. Included in “Accounts payable” was $6.9 million related to capital expenditures that had not yet been paid as of March 31, 2017.
Capital expenditures in 2018 are expected to be approximately $200 million to $250 million related to expansions in our siding business, growth and maintenance projects and our South American expansion.
FINANCING ACTIVITIES
During the first three months of 2018, cash used in financing activities was $21.5 million. We used $18.9 million to pay a cash dividend and $5.7 million to repurchase stock from employees in connection with income tax withholding requirements associated with our employee stock-based compensation plans. Additionally, during the first three months of 2018, we received a grant from the Investments in Forest Industry Transformation program in Canada for $3.1 million in connection with our conversion of the Dawson Creek OSB mill.
During the first three months of 2017, cash used in financing activities was $5.5 million. We used $1.2 million to repay outstanding debt in the first three months of 2017 and $4.7 million to repurchase stock from employees in connection with income tax withholding requirements associated with our employee stock-based compensation plans.
POTENTIAL IMPAIRMENTS
We continue to review mills and investments for potential impairments. Management currently believes we have adequate support for the carrying value of each of these assets based upon the anticipated cash flows that result from our estimates of future demand, pricing and production costs assuming certain levels of planned capital expenditures. As of March 31, 2018, the fair value of facilities that have not been indefinitely curtailed was in excess of their carrying value and supports the conclusion that no impairment is necessary for those facilities.
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
Some of our products are sold as commodities and therefore sales prices fluctuate daily based on market factors over which we have little or no control. The most significant commodity product we sell is OSB. Based upon an assumed annual production capacity of 4.9 billion square feet (3/8" basis) or 4.2 billion square feet (7/16" basis), a $1 change in the annual average price per thousand square feet on 7/16" basis would change annual pre-tax profits by approximately $4.2 million.
We historically have not entered into material commodity futures and swaps, although we may do so in the future.

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2018, our Chief Executive Officer and Chief Financial Officer have carried out, with the participation of the Company's Disclosure Practices Committee and the Company's management, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Act). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that LP’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
We had no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
KEY STATISTICS

	Quarter Ended March 31, 2018				Quarter Ended March 31, 2017
Housing starts[1]:
Single Family		193.9				181.4
Multi-Family		94.7				85.8
		288.6				267.2

	Quarter Ended March 31, 2018				Quarter Ended March 31, 2017
Sales Volume	Siding	OSB	EWP	Total	Siding	OSB	EWP	Total
SmartSide® Strand siding (MMSF)	262.1			262.1	264.6			264.6
SmartSide® fiber siding (MMSF)	56.0			56.0	66.4			66.4
CanExel® siding (MMSF)	12.8			12.8	14.1			14.1
OSB - commodity (MMSF)	30.5	615.9	10.5	656.9	49.5	602.3	4.7	656.5
OSB - value added (MMSF)	26.5	383.4	10.6	420.5		389.5	9.0	398.5
LVL (MMCF)			1.9	1.9			1.8	1.8
LSL (MMCF)			0.9	0.9			0.7	0.7
I-joist (MMLF)			23.8	23.8			20.0	20.0

[1] Actual U.S. Housing starts data reported by U.S. Census Bureau
INDUSTRY PRODUCT TRENDS
The following table sets forth the average wholesale price of OSB in the United States for the periods specified in dollars per 1,000 square feet.

	OSB Western Canada 7/16" Basis	OSB Southwest 7/16" Basis	OSB N. Central 7/16" Basis
Average
2017 1st Qtr. Avg.	$263	$308	$292
2018 1st Qtr. Avg.	$356	$346	$367

Source:	Random Lengths

PART II -OTHER INFORMATION

Item 1.	Legal Proceedings.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On October 31, 2014, LP’s Board of Directors authorized LP to repurchase up to $100 million of LP’s common stock. Repurchases may be made through open market, block and privately-negotiated transactions, including Rule 10b5-1 plans, at times and in such amounts as management deems appropriate, subject to market and business conditions, regulatory requirements and other factors. The authorization does not obligate LP to repurchase any particular amount of common stock and may be suspended or discontinued at any time without notice. As of May 7, 2018, no purchases have occurred under this authorization.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
LP held its annual meeting on May 4, 2018, at which the stockholders of LP voted on the following:
The election of two directors, the ratification of the selection of LP's outside independent auditor for 2018 and an advisory vote to approve named executive officer compensation.
The voting with respect to each of these matters was as follows:

1. Election of Directors
	For	Withheld	Broker Non-Votes
Ozey K. Horton, Jr.	116,598,899	3,485,431	10,424,200
W. Bradley Southern	119,280,484	814,585	10,424,200

	For	Against	Abstain
2. Ratification of LP's outside independent auditor for 2018	129,268,921	1,197,446	108,639

	For	Against	Abstain
3. Advisory vote to approve named executive officer compensation	110,965,525	8,865,754	319,527

Item 6.	Exhibits.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certifications pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

100.INS	XBRL Instance Document

100.SCH	XBRL Taxonomy Extension Schema Document

100.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

100.DEF	XBRL Taxonomy Extension Definition Linkbase Document

100.LAB	XBRL Taxonomy Extension Label Linkbase Document

100.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOUISIANA-PACIFIC CORPORATION

Date:	May 7, 2018	BY:	/S/ W. BRADLEY SOUTHERN
W. Bradley Southern
Chief Executive Officer

Date:	May 7, 2018	BY:	/S/ SALLIE B. BAILEY
Sallie B. Bailey
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)