Form 10-Q
period 2018-06-30
LOUISIANA-PACIFIC CORP
filed 2018-08-07
CIK 60519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
For Quarterly Period Ended June 30, 2018
Commission File Number 1-7107

 LOUISIANA-PACIFIC CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	93-0609074
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
414 Union Street, Nashville, TN 37219
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (615) 986-5600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 142,716,604 shares of Common Stock, $1 par value, outstanding as of August 6, 2018. Except as otherwise specified and unless the context otherwise requires, references to "LP", the “Company”, “we”, “us”, and “our” refer to Louisiana-Pacific Corporation and its subsidiaries.

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

Item 1.	Financial Statements.
CONSOLIDATED BALANCE SHEETS
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	June 30, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$1,000.9	$928.0
Receivables, net of allowance for doubtful accounts of $0.9 million at June 30, 2018 and December 31, 2017	162.3	142.5
Inventories	286.4	259.1
Prepaid expenses and other current assets	13.0	7.8
Current portion of notes receivable from asset sales	—	22.2
Total current assets	1,462.6	1,359.6
Timber and timberlands	56.0	55.7
Property, plant and equipment, net	946.6	926.1
Goodwill and other intangible assets	26.4	26.7
Investments in and advances to affiliates	53.9	7.8
Restricted cash	13.3	13.3
Other assets	59.5	56.8
Deferred tax asset	2.5	2.5
Total assets	$2,620.8	$2,448.5
LIABILITIES AND EQUITY
Current portion of long-term debt	$27.3	$25.1
Accounts payable and accrued liabilities	211.1	237.1
Income taxes payable	15.7	4.5
Current portion of contingency reserves	3.4	3.4
Total current liabilities	257.5	270.1
Long-term debt, excluding current portion	348.4	350.8
Deferred income taxes	58.9	33.4
Contingency reserves, excluding current portion	9.4	11.7
Other long-term liabilities	180.8	178.0
Stockholders’ equity:
Common stock, $1 par value, 200,000,000 shares authorized, 153,358,542 shares issued	153.4	153.4
Additional paid-in capital	457.5	470.6
Retained earnings	1,508.4	1,280.1
Treasury stock, 9,423,230 shares and 8,462,949 shares, at cost	(206.2)	(177.5)
Accumulated comprehensive loss	(147.3)	(122.1)
Total stockholders’ equity	1,765.8	1,604.5
Total liabilities and stockholders’ equity	$2,620.8	$2,448.5
The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Quarter Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	$810.8	$694.1	$1,502.1	$1,305.0
Cost of sales	550.2	511.8	1,064.7	994.6
Gross profit	260.6	182.3	437.4	310.4

Selling, general and administrative expenses	50.1	47.2	100.7	95.9
Gain on sale or impairment of long lived assets, net	—	(3.1)	(0.6)	(2.5)
Other operating credits and charges, net	(4.5)	2.0	(4.9)	5.4
Income from operations	215.0	136.2	342.2	211.6

Non-operating income (expense):
Interest expense, net of capitalized interest	(4.4)	(4.9)	(8.8)	(9.9)
Investment income	4.8	2.3	8.0	4.3
Other non-operating items	(0.7)	(3.1)	(2.1)	(5.0)
Total non-operating income (expense)	(0.3)	(5.7)	(2.9)	(10.6)

Income from continuing operations before taxes and equity in loss of unconsolidated affiliate	214.7	130.5	339.3	201.0
Provision for income taxes	51.2	36.0	80.9	51.5
Equity in loss of unconsolidated affiliate	0.6	—	0.6	—
Income from continuing operations	162.9	94.5	257.8	149.5

Loss from discontinued operations before taxes	(0.3)	—	(5.6)	—
Benefit for income taxes	(0.1)	—	(1.4)	—
Loss from discontinued operations	(0.2)	—	(4.2)	—

Net income	$162.7	$94.5	$253.6	$149.5

Net income per share of common stock:
Income per share continuing operations	$1.13	$0.65	$1.78	$1.04
Loss per share discontinued operations	—	—	(0.03)	—
Net income per share - basic	$1.13	$0.65	$1.75	$1.04
Diluted net income per share of common stock:
Income per share continuing operations	$1.11	$0.65	$1.76	$1.02
Loss per share discontinued operations	—	—	$(0.03)	—
Net income per share - diluted	$1.11	$0.65	$1.73	$1.02

Weighted average shares of stock outstanding - basic	144.6	144.5	144.7	144.3
Weighted average shares of stock outstanding - diluted	146.2	146.2	146.4	146.0
The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	Quarter Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$162.7	$94.5	$253.6	$149.5
Other comprehensive income (loss):
Foreign currency translation adjustments	(13.8)	(8.5)	(11.5)	(5.7)
Unrealized gain (loss) on investments, net of tax	(0.1)	0.1	0.1	0.4
Defined benefit pension plans:
Change in benefit obligations, translation adjustment	0.1	(0.2)	0.3	(0.4)
Amortization of amounts included in net periodic benefit cost:
Actuarial loss, net of tax	1.2	0.8	2.3	1.7
Prior service cost, net of tax	0.1	0.2	0.2	0.4
Other	0.1	—	0.1	—
Other comprehensive loss	(12.4)	(7.6)	(8.5)	(3.6)
Comprehensive income	$150.3	$86.9	$245.1	$145.9
The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	Quarter Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$162.7	$94.5	$253.6	$149.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30.1	29.6	61.1	60.2
Equity in (income) loss of unconsolidated affiliates, including dividends	(0.3)	(0.4)	(1.1)	(1.0)
Gain on sale or impairment of long-lived assets, net	—	(3.1)	(0.6)	(2.5)
Other operating credits and charges, net	(0.3)	2.0	(0.7)	5.4
Stock-based compensation related to stock plans	2.6	1.9	4.8	6.0
Exchange loss on remeasurement	0.1	1.5	—	1.7
Cash settlements of warranties, net of accruals	(0.6)	(2.4)	(1.5)	(5.6)
Cash settlements of contingencies, net of accruals	(5.3)	(0.3)	(1.5)	(0.3)
Pension contributions, net of expense	(2.1)	(2.1)	(0.5)	(0.7)
Other adjustments, net	(1.2)	(0.2)	0.7	0.2
Changes in assets and liabilities:
Increase in receivables	(16.2)	(5.1)	(45.4)	(44.8)
(Increase) decrease in inventories	40.6	37.8	(13.4)	13.0
Increase in prepaid expenses	(4.0)	(2.7)	(5.2)	(3.3)
Increase (decrease) in accounts payable and accrued liabilities	18.5	14.6	(19.5)	(5.3)
Increase (decrease) in income taxes	12.7	(24.8)	37.2	(10.9)
Net cash provided by operating activities	237.3	140.8	268.0	161.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment additions	(44.4)	(19.6)	(87.6)	(45.7)
Proceeds from sales of assets	0.1	3.2	0.9	3.2
Investments in unconsolidated affiliate	(45.0)	—	(45.0)	—
Payment of long-term deposit	—	(32.0)	—	(32.0)
Receipt of proceeds from notes receivable from asset sales	22.2	—	22.2	—
Other investing activities	(0.1)	—	(0.3)	0.2
Net cash used in investing activities	(67.2)	(48.4)	(109.8)	(74.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(0.2)	(0.1)	(0.3)	(1.3)
Payment of cash dividends	(18.7)	—	(37.6)	—
Purchase of treasury stock	(38.9)	—	(38.9)	—
Sale of common stock, net of cash payments under equity plans	—	(0.8)	0.1	(0.4)
Taxes paid related to net share settlement of equity awards	(2.1)	(0.1)	(7.8)	(4.8)
Other financing activities	—	—	3.1	—
Net cash used in financing activities	(59.9)	(1.0)	(81.4)	(6.5)
EFFECT OF EXCHANGE RATE ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(5.1)	(0.8)	(3.9)	(0.1)
Net increase in cash, cash equivalents and restricted cash	105.1	90.6	72.9	80.7
Cash, cash equivalents and restricted cash at beginning of period	909.1	662.6	941.3	672.5
Cash, cash equivalents and restricted cash at end of period	$1,014.2	$753.2	$1,014.2	$753.2
The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2017	153.4	$153.4	8.4	$(177.5)	$470.6	$1,280.1	$(122.1)	$1,604.5
Effect of adoption of ASU 2014-09[1]						(4.4)		(4.4)
Effect of adoption of ASU 2018-02[1]						16.7	(16.7)	—
Net income						253.6		253.6
Dividends paid						(37.6)		(37.6)
Issuance of shares for stock plans and stock-based compensation			(0.8)	18.0	(17.9)			0.1
Purchase of treasury stock			1.4	(38.9)				(38.9)
Compensation expense associated with stock-based compensation					4.8			4.8
Taxes paid related to net settlement of stock-based awards			0.4	(7.8)				(7.8)
Other comprehensive loss							(8.5)	(8.5)
Balance, June 30, 2018	153.4	$153.4	9.4	$(206.2)	$457.5	$1,508.4	$(147.3)	$1,765.8
1See Note 2 for additional detail regarding the adoption of new accounting standards.

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
On January 1, 2018, we adopted ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The guidance allows us to reclassify the stranded tax effects within Accumulated other comprehensive income to Retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (the Tax Act) is recorded.
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

In accordance with the new revenue standard requirements, the disclosure of the impact on our Consolidated Statement of Income and Consolidated Balance Sheet is as follows:

	Quarter Ended June 30, 2018			Six Months Ended June 30, 2018
Dollar amounts in millions	As reported	Balances without adoption of ASC 606	Effect of Change Higher (Lower)	As reported	Balances without adoption of ASC 606	Effect of Change Higher (Lower)
Consolidated Statement of Income
Net sales	$810.8	818.4	$(7.6)	$1,502.1	$1,520.8	$(18.7)
Cost of sales	550.2	554.0	(3.8)	1,064.7	1,075.0	(10.3)
Selling, general and administrative expenses	50.1	51.2	(1.1)	100.7	102.6	(1.9)
Provision for income taxes	51.2	51.9	(0.7)	80.9	82.5	(1.6)
Net income	162.7	164.7	(2.0)	253.6	258.5	(4.9)

Consolidated Balance Sheet	June 30, 2018
Receivables, net of allowance for doubtful accounts	$162.3	$200.8	$38.5
Inventory	$286.4	$260.3	$(26.1)
Income taxes payable	$15.7	$18.8	$3.1
Retained earnings	$1,508.4	$1,517.7	$9.3
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
The effect of the retrospective presentation change related to the net periodic cost of our defined benefit pension and reclassification of depreciation and amortization on our Consolidated Statement of Income for the quarter and six months ended June 30, 2017 is as follows:

	Quarter Ended June 30, 2017
Dollar amounts in millions	As reported	ASU 2017-07	Reclassi- fications	As adjusted
Consolidated Statement of Income
Cost of sales (exclusive of depreciation and amortization shown separately below)	$484.0	$(1.0)	$28.8	$511.8
Depreciation and amortization	29.6	—	(29.6)	—
Selling, general and administrative expenses	47.0	(0.6)	0.8	47.2
Income from operations	134.6	1.6	—	136.2
Total non-operating income (expense)	(4.1)	(1.6)	—	(5.7)

	Six Months Ended June 30, 2017
Dollar amounts in millions	As reported	ASU 2017-07	Reclassi- fications	As adjusted
Consolidated Statement of Income
Cost of sales (exclusive of depreciation and amortization shown separately below)	$937.9	$(2.0)	58.7	$994.6
Depreciation and amortization	60.2	—	(60.2)	—
Selling, general and administrative expenses	95.6	(1.2)	1.5	95.9
Income from operations	208.4	3.2	—	211.6
Total non-operating income (expense)	(7.4)	(3.2)	—	(10.6)
On January 1, 2018, we adopted ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash." The adoption of this standard requires the inclusion of the change in amounts described as restricted cash or restricted cash equivalents to be included as part of our Consolidated Statement of Cash Flows.
In accordance with disclosure requirements of this new accounting standard, the impact of adoption on our Consolidated Statement of Cash Flows for the quarter and six months ended June 30, 2017 is as follows:

	Quarter Ended June 30, 2017
Dollar amounts in millions	As reported	ASU 2016-18	As adjusted
Consolidated Statement of Cash Flows
Net cash provided by (used in) investing activities	$(48.5)	$0.1	$(48.4)
Effect of exchange rate on cash, cash equivalents and restricted cash	(0.8)	—	(0.8)
Net increase in cash, cash equivalents and restricted cash	90.5	0.1	90.6
Cash, cash equivalents and restricted cash at beginning of period	649.5	13.1	662.6
Cash, cash equivalents and restricted cash at end of period	740.0	13.2	753.2

	Six Months Ended June 30, 2017
Dollar amounts in millions	As reported	ASU 2016-18	As adjusted
Consolidated Statement of Cash Flows
Net cash provided by (used in) investing activities	$(74.5)	$0.2	$(74.3)
Effect of exchange rate on cash, cash equivalents and restricted cash	0.1	(0.2)	(0.1)
Net increase in cash, cash equivalents and restricted cash	80.7	—	80.7
Cash, cash equivalents and restricted cash at beginning of period	659.3	13.2	672.5
Cash, cash equivalents and restricted cash at end of period	740.0	13.2	753.2
In March 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02, "Leases (Topic 842)", which supersedes the lease accounting requirements in ASC Topic 840, "Leases". The new standard requires entities to recognize, separately from each other, an asset for its right to use (ROU) the underlying asset equal to the liability for its finance and operating lease obligations. Further, the entity is required to present separately the current and non-current portion of the ROU asset and corresponding lease liability. We will adopt the standard on January 1, 2019, using the optional prospective method approved by the FASB in March 2018. This method allows us to not restate comparative periods and instead apply the new standard on a prospective basis as of the date of adoption. While our evaluation is still in process, we expect the adoption to have a significant impact on our Consolidated Balance Sheet and an immaterial impact on our Consolidated Statement of Income.

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

Customer programs and incentives are a common practice in our businesses. Our businesses incur customer program costs to obtain favorable product placement, to promote sales of products and to maintain competitive pricing. Customer program costs and incentives, including rebates and promotion and volume allowances, are accounted for as deductions from net sales at the time the program is initiated. These reductions from revenue are recorded at the later of the time of sale or the implementation of the program based on management’s best estimates. Estimates are based on historical and projected experience for each type of program or customer. Volume allowances are accrued based on management’s estimates of customer volume achievement and other factors incorporated into customer agreements, such as new product purchases, store sell-through and merchandising support. Management periodically reviews accruals for these rebates and allowances, and adjusts accruals when circumstances indicate (typically as a result of a change in volume expectations). As of June 30, 2018 and December 31, 2017, we had $23.5 million and $24.2 million accrued as customer rebates recorded in Accounts payable and accrued liabilities on our Consolidated Balance Sheets.

We ship some of our products to customers' distribution centers on a consignment basis. We retain title to our products stored at the distribution centers. As our products are removed from the distribution centers by retailers and shipped to retailers’ stores, title passes from us to the retailers. At that time, we invoice the retailers and recognize revenue for these consignment transactions. We do not offer a right of return for products shipped to the retailers’ stores from the distribution centers. The amount of consignment inventory as of June 30, 2018 and December 31, 2017 was $18.1 million and $18.3 million.
The following tables disaggregate our revenue by product line and product type by segment for the quarter and six months ended June 30, 2018:

Quarter Ended June 30, 2018
By Product family:	Siding	OSB	EWP	South America	Other	Inter-segment	Total
SmartSide® Strand siding	$193.5	$—	$—	$6.9	$—	$—	$200.4
SmartSide® Fiber siding	27.9	—	—	—	—	—	27.9
CanExel® siding	12.5	—	—	—	—	—	12.5
OSB - commodity	12.4	231.4	5.2	—	—	—	249.0
OSB - value-add	12.4	154.9	3.8	37.2	—	—	208.3
LVL	—	—	40.4	—	—	—	40.4
LSL	—	—	17.4	—	—	—	17.4
I-joist	—	—	31.5	—	—	—	31.5
Plywood	—	—	8.0	—	—	—	8.0
Other	2.9	1.1	2.8	1.2	7.4	—	15.4
	$261.6	$387.4	$109.1	$45.3	$7.4	$—	$810.8
By Product type:
Commodity	$12.4	$231.4	$13.2	$—	$—	$—	$257.0
Value-add	246.3	154.9	93.1	44.1	—	—	538.4
Other	2.9	1.1	2.8	1.2	7.4	—	15.4
	$261.6	$387.4	$109.1	$45.3	$7.4	$—	$810.8

Six Months Ended June 30, 2018
By Product family:	Siding	OSB	EWP	South America	Other	Inter-segment	Total
SmartSide® Strand siding	$358.6	$—	$—	$13.7	$—	$—	$372.3
SmartSide® Fiber siding	53.8	—	—	—	—	—	53.8
CanExel® siding	26.4	—	—	—	—	—	26.4
OSB - commodity	21.1	412.5	8.0	—	—	—	441.6
OSB - value-add	21.6	284.0	7.9	72.1	—	—	385.6
LVL	—	—	77.0	—	—	—	77.0
LSL	—	—	30.7	—	—	—	30.7
I-joist	—	—	63.6	—	—	—	63.6
Plywood	—	—	15.6	—	—	—	15.6
Other	7.1	4.2	7.0	1.9	15.3	—	35.5
	$488.6	$700.7	$209.8	$87.7	$15.3	$—	$1,502.1
By Product type:
Commodity	$21.1	$412.5	$23.6	$—	$—	$—	$457.2
Value-add	460.4	284.0	179.2	85.8	—	—	1,009.4
Other	7.1	4.2	7.0	1.9	15.3	—	35.5
	$488.6	$700.7	$209.8	$87.7	$15.3	$—	$1,502.1
The following tables disaggregate our revenue by product line and product type by segment for the quarter and six months ended June 30, 2017:

Quarter Ended June 30, 2017
By Product family:	Siding	OSB	EWP	South America	Other	Inter-segment	Total
SmartSide® Strand siding	$164.3	$—	$—	$4.6	$—	$(1.8)	$167.1
SmartSide® Fiber siding	29.3	—	—	—	—	—	29.3
CanExel® siding	14.2	—	—	—	—	—	14.2
OSB - commodity	21.0	190.7	4.0	—	—	—	215.7
OSB - value-add	—	132.1	3.6	33.2	—	—	168.9
LVL	—	—	37.2	—	—	—	37.2
LSL	—	—	12.0	—	—	—	12.0
I-joist	—	—	30.4	—	—	—	30.4
Plywood	—	—	5.8	—	—	—	5.8
Other	2.2	2.2	1.2	0.9	7.1	(0.1)	13.5
	$231.0	$325.0	$94.2	$38.7	$7.1	$(1.9)	$694.1
By Product type:
Commodity	$21.0	$190.7	$9.8	$—	$—	$—	$221.5
Value-add	207.8	132.1	83.2	37.8	—	(1.8)	459.1
Other	2.2	2.2	1.2	0.9	7.1	(0.1)	13.5
	$231.0	$325.0	$94.2	$38.7	$7.1	$(1.9)	$694.1

Six Months Ended June 30, 2017
By Product family:	Siding	OSB	EWP	South America	Other	Inter-segment	Total
SmartSide® Strand siding	$320.4	$—	$—	$10.8	$—	$(1.8)	$329.4
SmartSide® Fiber siding	58.0	—	—	—	—	—	58.0
CanExel® siding	28.5	—	—	—	—	—	28.5
OSB - commodity	33.4	342.0	5.1	—	—	—	380.5
OSB - value-add	—	245.2	6.5	63.8	—	—	315.5
LVL	—	—	70.2	—	—	—	70.2
LSL	—	—	22.6	—	—	—	22.6
I-joist	—	—	56.1	—	—	—	56.1
Plywood	—	—	10.6	—	—	—	10.6
Other	4.7	6.2	5.2	1.9	15.8	(0.2)	33.6
	$445.0	$593.4	$176.3	$76.5	$15.8	$(2.0)	$1,305.0
By Product type:
Commodity	$33.4	$342.0	$15.7	$—	$—	$—	$391.1
Value-add	406.9	245.2	155.4	74.6	—	(1.8)	880.3
Other	4.7	6.2	5.2	1.9	15.8	(0.2)	33.6
	$445.0	$593.4	$176.3	$76.5	$15.8	$(2.0)	$1,305.0

NOTE 4 - STOCK-BASED COMPENSATION
We have a Management Incentive Plan (MIP) that is administered by the Compensation Committee of the Board of Directors. The Compensation Committee authorizes the grants of restricted stock (shares or units), performance share awards payable in stock based upon the attainment of specified performance goals and stock settled stock appreciation rights (SSARs). As of June 30, 2018, 2.6 million shares were available for grant under the 2013 Omnibus Plan.

	Quarter Ended June 30,		Six Months Ended June 30,
Dollar amounts in millions	2018	2017	2018	2017
Total stock-based compensation expense (cost of sales, selling, general and administrative and other operating credits and charges, net)	$2.6	$1.9	$4.8	$6.0
Income tax provision related to stock-based compensation	$(0.6)	$0.3	$(2.8)	$0.3
Impact on cash flow due to taxes paid related to net share settlement of equity awards	$2.1	$0.1	$7.8	$4.8

At June 30, 2018, $17.2 million of compensation cost related to unvested performance shares, restricted stock and SSARs attributable to future service had not yet been recognized.
During the first six months of 2018, we granted 159,054 performance units at an average grant date fair value of $29.31 per share and 308,190 restricted stock units at an average grant date fair value of $26.93 per share.

NOTE 5 – FAIR VALUE MEASUREMENTS
We estimated our Senior Notes due in 2024 to have a fair value of $345.6 million at June 30, 2018 and $363.9 million at December 31, 2017 based upon market quotations.
Carrying amounts reported on the balance sheet for cash and cash equivalents, accounts receivables, accounts payable and current portion of long-term debt approximate fair value due to the short-term maturity of these items.
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

Share amounts in millions	Quarter Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Denominator for basic earnings per share:
Weighted average common shares outstanding - basic	144.6	144.5	144.7	144.3
Effect of dilutive securities:
Dilutive effect of employee stock plans	1.6	1.7	1.7	1.7
Denominator for diluted earnings per share:
Weighted average shares outstanding - diluted	146.2	146.2	146.4	146.0
For the quarter and six months ended June 30, 2018, there were no SSARs that were considered not in-the-money for purposes of our earnings per share calculation.
For the quarter and six months ended June 30, 2017, SSARs relating to approximately 0.2 million shares of our common stock were considered not in-the-money for purposes of our earnings per share calculation.
NOTE 7 – RECEIVABLES
Receivables consist of the following:

Dollar amounts in millions	June 30, 2018	December 31, 2017
Trade receivables	$148.3	$124.6
Income tax receivable	1.6	2.2
Other receivables	13.3	16.6
Allowance for doubtful accounts	(0.9)	(0.9)
Total	$162.3	$142.5
Other receivables at June 30, 2018 and December 31, 2017 primarily consist of sales tax receivables, a receivable associated with an affiliate, receivables for tax credits and other miscellaneous receivables.

NOTE 8 – INVENTORIES
Inventories are valued at the lower of cost or net realizable value. Inventory cost includes materials, labor and operating overhead. The major types of inventories are as follows (work in process is not material):

Dollar amounts in millions	June 30, 2018	December 31, 2017
Logs	$57.1	$60.3
Other raw materials	25.2	20.8
Semi-finished inventory	23.4	24.3
Finished products	180.7	153.7
Total	$286.4	$259.1
NOTE 9 - INVESTMENTS IN AND ADVANCES TO AFFILIATES

During the second quarter of 2018, we invested $45.0 million in Entekra Holdings, LLC (Entekra), a start-up design, engineering and manufacturing company that provides off-site framing for both residential and commercial construction. This investment is recorded as an equity investment based upon the joint control of Entekra’s operations. We own 81.8% of the A units and 55% of the B units of this operation. Our portion of the earnings and losses of Entekra is included in our Consolidated Statement of Income as income (loss) from unconsolidated affiliate.
At June 30, 2018, we have an investment in a joint venture with Resolute Forest Products to operate jointly owned I-Joist facilities in Quebec. We are the exclusive distributor of the I-joists produced and sold by the joint venture and these operations are considered an integral part of our operations. Our portion of the earnings and losses of these operations are classified as a reduction in cost of sales.
NOTE 10 – INCOME TAXES
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
For the first six months of 2018, the primary differences between the U.S. statutory rate of 21% and the 24% effective rate applicable to our income from continuing operations relate to state income tax, discretionary pension payments, foreign tax rates and tax deductions related to stock-based compensation. For the first six months of 2017, the primary differences between the U.S. statutory rate of 35% and the 26% effective rate applicable to our continuing operations relate to foreign tax rates, changes in Canadian valuation allowances, and the deduction for U.S. Domestic production activities.
During the second quarter of 2017, we deposited $32.0 million with U.S. I.R.S. to suspend the running of interest on potential underpayments of disputable income tax amounts for the year 2016.

We periodically review the need for valuation allowances against deferred tax assets and recognize these deferred tax assets to the extent that the realization is more likely than not. As part of our review, we consider all positive and negative evidence, including earnings history, the future reversal of deferred tax liabilities, and the relevant expirations of carryforwards. We believe the valuation allowances provided are appropriate. If in future periods our earnings estimates differ from the estimates used to establish these valuation allowances, or other objective positive or negative evidence arises, we may be required to record an adjustment resulting in an impact on tax expense (benefit) for that period.
At the end of 2017, we recorded a provisional benefit of $18.4 million resulting from the reduction in the carrying value of our US deferred tax liabilities to reflect the change in the US corporate income tax rate from 35% to 21% under the Tax Act. During the second quarter of 2018, we revised our estimate of the amount of deferred taxes related to discretionary pension contributions, and have recorded an additional benefit of $3.1 million related to that change as a discrete item in the quarter.
We continue to evaluate the other provisions of the Tax Act, specifically the Global Intangible Low-taxed Income (GILTI) and Foreign-Derived Intangible Income (FDII) provisions. Due to the complexity and uncertainty involved and our continued evaluation, to date we have not recorded any provisional amounts for these items.
NOTE 11 - OTHER OPERATING CREDITS AND CHARGES

During the second quarter of 2018, we recorded a gain of $8.3 million related to the settlement of previously-paid environmental costs or the liability for future environmental costs to be paid by a third party associated with a non-operating site. Additionally, we recorded $3.8 million in severance and other charges related to certain reorganizations within the corporate offices, including the costs associated with the retirement of our previous chief financial officer.

During the first quarter of 2018, we recorded a gain of $0.4 million related to a previously-settled claim associated with our hardboard siding.

During the second quarter of 2017, we recorded an expense of $2.0 million related to an increase in product-related warranty reserves associated with CanExel products sold in specific geographic locations and for a specific time period.

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

The activity in our reserve for estimated environmental loss contingency reserves for the quarter and six months ended June 30, 2018 and 2017 is summarized in the following table.

	Quarter Ended June 30,		Six Months Ended June 30,
Dollar amounts in millions	2018	2017	2018	2017
Beginning balance	$12.8	$15.8	$15.0	$15.9
Adjusted to expense	—	0.1	(0.8)	0.1
Payments made	(0.3)	(0.2)	(1.7)	(0.3)
Ending balance	$12.5	$15.7	$12.5	$15.7

Recorded in Other assets is $2.6 million related to a receivable for reimbursements of environmental costs associated with a non-operating site.
Other Proceedings
We and our subsidiaries are parties to other legal proceedings. Based on the information currently available, management believes the resolution of such proceedings will not have a material adverse effect on our financial position, results of operations, cash flows or liquidity.

NOTE 13 – SELECTED SEGMENT DATA
We operate in four segments: Siding, OSB, EWP and South America. Our business units have been aggregated into these four segments based upon the similarity of economic characteristics, customers and distribution methods. Our results of operations are summarized below for each of these segments separately as well as for the “other” category which comprises other products that are not individually significant. Segment information was prepared in accordance with the same accounting principles as those described in Note 1 of the Notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

	Quarter Ended June 30,		Six Months Ended June 30,
Dollar amounts in millions	2018	2017	2018	2017
Net sales
Siding	$261.6	$231.0	$488.6	$445.0
OSB	387.4	325.0	700.7	593.4
EWP	109.1	94.2	209.8	176.3
South America	45.3	38.7	87.7	76.5
Other	7.4	7.1	15.3	15.8
Intersegment sales	—	(1.9)	—	(2.0)
	$810.8	$694.1	$1,502.1	$1,305.0
Operating profit (loss):
Siding	$62.7	$49.0	$108.0	$89.7
OSB	157.4	103.0	254.8	163.8
EWP	8.6	5.3	11.4	6.1
South America	9.6	5.5	18.5	10.6
Other	(0.8)	(0.9)	(1.7)	(1.1)
Other operating credits and charges, net	4.5	(2.0)	4.9	(5.4)
Gain on sale or impairment of long-lived assets, net	—	3.1	0.6	2.5
General corporate and other expenses, net	(27.6)	(26.8)	(54.9)	(54.6)
Interest expense, net of capitalized interest	(4.4)	(4.9)	(8.8)	(9.9)
Investment income	4.8	2.3	8.0	4.3
Other non-operating items	(0.7)	(3.1)	(2.1)	(5.0)
Income from continuing operations before taxes	214.1	130.5	338.7	201.0
Provision for income taxes	51.2	36.0	80.9	51.5
Income from continuing operations	$162.9	$94.5	$257.8	$149.5
NOTE 14 – POTENTIAL IMPAIRMENTS
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

NOTE 15 – PRODUCT WARRANTY
We provide warranties on the sale of most of our products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The activity in warranty reserves for the quarter and six months ended June 30, 2018 and 2017 are summarized in the following table:

	Quarter Ended June 30,		Six Months Ended June 30,
Dollar amounts in millions	2018	2017	2018	2017
Beginning balance	$24.2	$24.5	$24.7	$24.1
Accrued to expense	0.4	0.2	0.6	0.4
Accrued to other operating credits and charges	—	2.0	—	5.4
Foreign currency translation	(0.8)	1.2	(0.4)	1.4
Payments made	(1.0)	(2.6)	(2.1)	(6.0)
Total warranty reserves	22.8	25.3	22.8	25.3
Current portion of warranty reserves	(4.0)	(9.0)	(4.0)	(9.0)
Long-term portion of warranty reserves	$18.8	$16.3	$18.8	$16.3
We continue to monitor warranty and other claims associated with these products and believe as of June 30, 2018 that the reserves associated with these matters are adequate. However, it is possible that additional changes may be required in the future.
The current portion of the warranty reserve is included in the caption “Accounts payable and accrued liabilities” and the long-term portion is included in the caption “Other long-term liabilities” on our Consolidated Balance Sheets.

NOTE 16 - OTHER COMPREHENSIVE INCOME

Other comprehensive income activity, net of tax, is provided in the following table for the quarter and six months ended June 30, 2018:

		Pension Adjustments
Dollar amounts in millions	Foreign currency translation adjustments	Actuarial losses	Prior service costs	Unrealized gain (loss) on investments	Other	Total
Balance at March 31, 2018	$(37.4)	$(95.6)	$(4.8)	$4.4	$(1.5)	$(134.9)
Other comprehensive income (loss) before reclassifications	(13.8)	0.1	—	(0.1)	—	(13.8)
Income taxes	—	—	—	—	—	—
Net other comprehensive income (loss) before reclassifications	(13.8)	0.1	—	(0.1)	—	(13.8)
Amounts reclassified from accumulated comprehensive income (loss)	—	1.6	0.1	—	0.1	1.8
Income taxes	—	(0.4)	—	—	—	(0.4)
Net amounts reclassified from cumulative other comprehensive income (loss)	—	1.2	0.1	—	0.1	1.4
Total other comprehensive income (loss)	(13.8)	1.3	0.1	(0.1)	0.1	(12.4)
Balance at June 30, 2018	$(51.2)	$(94.3)	$(4.7)	$4.3	$(1.4)	$(147.3)

			Pension Adjustments
Dollar amounts in millions	Foreign currency translation adjustments		Actuarial losses		Prior service costs		Unrealized gain (loss) on investments		Other	Total
Balance at December 31, 2017	$(39.7)		$(79.5)		$(4.9)		$3.5		$(1.5)	$(122.1)
Effect of adoption of ASU 2018-02	—		(17.4)		—		0.7		—	(16.7)
Other comprehensive income (loss) before reclassifications	(11.5)	—	0.3	—	—	—	0.1	—	—	(11.1)
Income taxes	—	—	—	—	—	—	—	—	—	—
Net other comprehensive income (loss) before reclassifications	(11.5)		0.3		—		0.1		—	(11.1)
Amounts reclassified from accumulated comprehensive income (loss)	—		3.1		0.2		—		0.1	3.4
Income taxes	—		(0.8)		—		—		—	(0.8)
Net amounts reclassified from cumulative other comprehensive income (loss)	—		2.3		0.2		—		0.1	2.6
Total other comprehensive income (loss)	(11.5)		2.6		0.2		0.1		0.1	(8.5)
Balance at June 30, 2018	$(51.2)		$(94.3)		$(4.7)		$4.3		$(1.4)	$(147.3)

Other comprehensive income activity, net of tax, is provided in the following table for the quarter and six months ended June 30, 2017:

		Pension Adjustments
Dollar amounts in millions	Foreign currency translation adjustments	Actuarial losses	Prior service costs	Unrealized gain (loss) on investments	Other	Total
Balance at March 31, 2017	$(43.5)	$(87.0)	$(5.0)	$3.0	$(0.7)	$(133.2)
Other comprehensive income (loss) before reclassifications	(8.5)	(0.2)	—	0.2	—	(8.5)
Income taxes	—	—	—	(0.1)	—	(0.1)
Net other comprehensive income (loss) before reclassifications	(8.5)	(0.2)	—	0.1	—	(8.6)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1.4	0.3	—	—	1.7
Income taxes	—	(0.6)	(0.1)	—	—	(0.7)
Net amounts reclassified from cumulative other comprehensive income (loss)	—	0.8	0.2	—	—	1.0
Total other comprehensive income (loss)	(8.5)	0.6	0.2	0.1	—	(7.6)
Balance at June 30, 2017	$(52.0)	$(86.4)	$(4.8)	$3.1	$(0.7)	$(140.8)

		Pension Adjustments
Dollar amounts in millions	Foreign currency translation adjustments	Actuarial losses	Prior service costs	Unrealized gain (loss) on investments	Other	Total
Balance at December 31, 2016	$(46.3)	$(87.7)	$(5.2)	$2.7	$(0.7)	$(137.2)
Other comprehensive income (loss) before reclassifications	(5.7)	(0.4)	—	0.7	—	(5.4)
Income taxes	—	—	—	(0.3)	—	(0.3)
Net other comprehensive income (loss) before reclassifications	(5.7)	(0.4)	—	0.4	—	(5.7)
Amounts reclassified from accumulated other comprehensive income (loss)	—	2.8	0.6	—	—	3.4
Income taxes	—	(1.1)	(0.2)	—	—	(1.3)
Net amounts reclassified from cumulative other comprehensive income (loss)	—	1.7	0.4	—	—	2.1
Total other comprehensive income (loss)	(5.7)	1.3	0.4	0.4	—	(3.6)
Balance at June 30, 2017	$(52.0)	$(86.4)	$(4.8)	$3.1	$(0.7)	$(140.8)
The amounts reclassified from accumulated other comprehensive income (loss) are included in the computation of net periodic pension cost; see Note 17 for additional details. The net periodic pension cost is included in the captions "Cost of sales", "Selling, general and administrative expenses" and "Other non-operating items" in the Consolidated Statements of Income.

During the first six months of 2018, the strengthening of the U.S. dollar as compared to the functional currencies of our South American operations resulted in LP recording a loss on foreign currency adjustment in other comprehensive income of $11.5 million. During the first six months of 2018, the Brazilian real weakened 17% and the Chilean peso weakened 6% as compared to the U.S. dollar.

NOTE 17 – DEFINED BENEFIT PENSION PLANS
The following table sets forth the net periodic pension cost for our defined benefit pension and postretirement plans during the quarter and six months ended June 30, 2018 and 2017. In accordance with ASU 2017-07, "Retirement Benefits - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" (an amendment to ASC 715), all non-service related costs associated with our pension and post retirement plans are recorded outside of operating income. The net periodic pension cost included the following components:

	Quarter Ended June 30,		Six Months Ended June 30,
Dollar amounts in millions	2018	2017	2018	2017
Service cost	$1.1	$1.4	$2.2	$2.7
Other components of net periodic pension cost:
Interest cost	2.9	3.3	5.8	6.5
Expected return on plan assets	(3.3)	(3.3)	(6.7)	(6.5)
Amortization of prior service cost [1]	0.1	0.2	0.2	0.4
Amortization of net loss [1]	1.5	1.4	3.1	2.8
Net periodic pension cost	$2.3	$3.0	$4.6	$5.9

Net periodic pension cost included in cost of sales	$0.6	$0.9	$1.3	$1.7
Net periodic pension cost included in selling, general, and administrative expenses	0.5	0.5	0.9	1.0
Net periodic pension cost included in other non-operating items	1.2	1.6	2.4	3.2
	$2.3	$3.0	$4.6	$5.9
1The amortization of prior service costs and net loss are included in the amounts reclassified from accumulated other comprehensive income (loss). See Note 16 for additional details.
During the six months ended June 30, 2018, we made $5.0 million in pension contributions to our defined benefit pension plans. We expect to contribute about $40.0 million to our defined benefit pension plans in the remaining months of 2018.

NOTE 18 - DISCONTINUED OPERATIONS

LP has adopted and implemented plans to sell selected businesses and assets in order to improve its operating results. For all periods presented, these operations include residual losses of mills divested in past years and associated warranty and other liabilities associated with these operations.

Included in the operating losses of discontinued operations is an increase in reserves associated with our discontinued composite decking products of $5.0 million for the six months ended June 30, 2018.

NOTE 19 - SUBSEQUENT EVENT

On July 2, 2018, we repaid $22.0 million of the limited recourse senior notes at maturity. These notes were secured by $22.2 million in notes receivable from assets sales which matured and were received on June 30, 2018.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
LP is a leading building products solutions company that manufactures sustainable, quality engineered wood building materials including siding, oriented strand board and engineered wood products. Our products are used primarily in new home construction, repair and remodeling, and outdoor structures. We also market and sell our products in light industrial and commercial construction and we have a modest export business. Our manufacturing facilities are primarily located in the U.S. and Canada, but we also operate two facilities in Chile and one facility in Brazil.
To serve these markets, we operate in four segments: Siding; North America Oriented Strand Board (OSB); Engineered Wood Products (EWP); and South America.
Demand for our products correlates to a significant degree to the level of new home construction activity in North America, which historically has been characterized by significant cyclicality. The U.S. Department of Census reported that U.S. single and multi-family housing starts were 8% higher than for the second quarter and 8% higher for the first six months of 2018 as compared to the same periods of 2017 .
OSB is sold as a commodity for which sales prices fluctuate daily based on market factors over which we have little or no control. We cannot predict whether the prices of our OSB products will remain at current levels or increase or decrease in the future. OSB prices (NC 7/16"), as reported by Random Lengths, were 30% higher for the second quarter and 28% higher for the first six months of 2018 compared to the same periods in 2017.
For additional factors affecting our results, refer to the Management Discussion and Analysis of Financial Condition and Results of Operations overview contained in our Annual Report on Form 10-K for the year ended December 31, 2017 and to “About Forward-Looking Statements” and “Risk Factors” in this report.

EXECUTIVE SUMMARY

We recorded a 17% increase in sales to $810.8 million for the quarter ended June 30, 2018 from $694.1 million reported for the quarter ended June 30, 2017. We recorded income from continuing operations of $162.9 million for the quarter ended June 30, 2018 compared to $94.5 million for the quarter ended June 30, 2017. We recorded net income of $162.7 million ($1.11 per diluted share) for the quarter ended June 30, 2018 compared to $94.5 million ($0.65 per diluted share) for the quarter ended June 30, 2017. We reported an increase of $75.4 million in Adjusted EBITDA from continuing operations for the second quarter of 2018 as compared to the second quarter of 2017. Improvements in OSB pricing in all North American operations had a positive impact on our operating results of $84.8 million for the quarter ended June 30, 2018 as compared to the quarter ended June 30, 2017.

We recorded a 15% increase in sales to $1.5 billion for the six months ended June 30, 2018 from $1.3 billion reported for the six months ended June 30, 2017. We recorded income from continuing operations of $257.8 million for the six months ended June 30, 2018 compared to $149.5 million for the six months ended June 30, 2017. We recorded net income of $253.6 million ($1.73 per diluted share) for the six months ended June 30, 2018 compared to $149.5 million ($1.02 per diluted share) for the six months ended June 30, 2017. We reported an increase of $120.7 million in Adjusted EBITDA from continuing operations for the six months ended of 2018 as compared to the first six months of 2017. Improvements in OSB pricing in all North American operations had a positive impact on our operating results of $134.2 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.

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

Long-lived Assets

Long-lived assets (including amortizable identifiable intangible assets) or asset group held for use is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. When such events occur, we compare the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group to the carrying amount of a long-lived asset or asset group. The cash flows are based on our best estimate of future cash flows derived from the most recent business projections. If this comparison indicates that there is an impairment, the amount of the impairment is calculated based on fair value. Fair value is estimated primarily using discounted expected future cash flows on a market-participant basis.

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

We record liabilities for uncertain income tax positions based on a two-step process. The first step is recognition, where we evaluate whether an individual tax position has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. For tax positions that are currently estimated to have a less than 50% likelihood of being sustained, no tax benefit is recorded. For tax positions that have met the recognition threshold in the first step, we perform the second step of measuring the benefit (expense) to be recorded. The actual benefits (expense) ultimately realized may differ from our estimates. In future periods, changes in facts, circumstances, and new information may require us to change the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recorded in the consolidated statement of income and consolidated balance sheet in the period in which such changes occur. As of June 30, 2018 and December 31, 2017, we had liabilities for unrecognized tax benefits (including interest) pertaining to uncertain tax positions totaling $41.7 million and $42.3 million.

Customer Program Costs

Customer programs and incentives are a common practice in our businesses. Our businesses incur customer program costs to obtain favorable product placement, to promote sales of products and to maintain competitive pricing. Customer program costs and incentives, including rebates and promotion and volume allowances, are accounted for in either sales or the category selling and administrative expenses at the time the program is initiated and/or the revenue is recognized. The costs are predominantly recognized in sales and include, but are not limited to, volume allowances and rebates, promotional allowances, and cooperative advertising programs. These costs are recorded at the later of the time of sale or the implementation of the program based on management’s best estimates. Estimates are based on historical and projected experience for each type of program or customer. Volume allowances are accrued based on management’s estimates of customer volume achievement and other factors incorporated into customer agreements, such as new products, store sell-through, merchandising support and customer training. Management periodically reviews accruals for these rebates and allowances, and adjusts accruals when circumstances indicate (typically as a result of a change in volume expectations). As of June 30, 2018 and December 31, 2017, we had $23.5 million and $24.2 million accrued as customer rebates.

NON-GAAP FINANCIAL MEASURES
In evaluating our business, we utilize several non-GAAP financial measures. A non-GAAP financial measure is generally defined by the SEC as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so excluded or included under applicable GAAP guidance. In this report, we disclose segment earnings (loss) from continuing operations before interest expense, taxes, depreciation and amortization (EBITDA from continuing operations) which is a non-GAAP financial measure. Additionally, we disclose Adjusted segment EBITDA from continuing operations (Adjusted EBITDA from continuing operations) which further adjusts EBITDA from continuing operations to exclude stock-based compensation expense, (gain) loss on sales or impairment of long-lived assets, other operating credits and charges, net, investment income and other non-operating items. We also disclose adjusted income from continuing operations which excludes (gain) loss on sale or impairment of long-lived assets, other operating credits and charges, net and adjusts for a normalized tax rate. Neither EBITDA from continuing operations, Adjusted EBITDA from continuing operations nor adjusted income from continuing operations are a substitute for the GAAP measure of net income or for any other GAAP measures of operating performance.
We have included EBITDA from continuing operations and Adjusted EBITDA from continuing operations in this report because we use them as important supplemental measures of our performance and believe they are frequently used by securities analysts, investors and other interested persons in the evaluation of companies in our industry, some of which present EBITDA when reporting their results. We use EBITDA from continuing operations and Adjusted EBITDA from continuing operations to evaluate our performance as compared to other companies in our industry that have different financing and capital structures and/or tax rates. It should be noted companies calculate EBITDA and Adjusted EBITDA differently and, therefore, our EBITDA and Adjusted EBITDA measures may not be comparable to EBITDA and Adjusted EBITDA reported by other companies. Our EBITDA and Adjusted EBITDA measures have material limitations as performance measures because they exclude interest expense, income tax expense and depreciation and amortization which are necessary to operate our business or which we otherwise incur or experience in connection with the operation of our business.
We believe adjusted income from continuing operations, which excludes (gain) loss on sale or impairment of long-lived assets and other operating credits and charges, net, adjusted for a normalized tax rate is a useful measure for evaluating our ability to generate earnings and that providing this measure will allow investors to more readily compare the earnings for past and future periods. It should be noted that other companies may present similarly-titled measures differently and, therefore, as presented by us may not be comparable to similarly-titled measures reported by other companies. In addition, adjusted income from continuing operations has material limitations as a performance measure because it excludes items that are actually incurred or experienced in connection with the operations of our business.
The following table represents significant items by operating segment and reconciles earnings results to EBITDA from continuing operations and Adjusted EBITDA from continuing operations:

Quarter Ended June 30, 2018 (Dollar amounts in millions)	Siding	OSB	EWP	South America	Other	Corporate	Total
Income from continuing operations	$62.7	$157.4	$8.6	$9.6	$(0.8)	$(74.6)	$162.9
Provision for income taxes	—	—	—	—	—	51.2	51.2
Interest expense, net of capitalized interest	—	—	—	—	—	4.4	4.4
Depreciation and amortization	8.4	13.6	4.3	2.3	0.7	0.8	30.1
EBITDA from continuing operations	71.1	171.0	12.9	11.9	(0.1)	(18.2)	248.6
Stock-based compensation expense	0.3	0.1	0.1	—	—	1.5	2.0
Investment income	—	—	—	—	—	(4.8)	(4.8)
Other operating credits and charges, net	—	—	—	—	—	(4.5)	(4.5)
Other non-operating items	—	—	—	—	—	0.7	0.7
Adjusted EBITDA from continuing operations	$71.4	$171.1	$13.0	$11.9	$(0.1)	$(25.3)	$242.0
Adjusted EBITDA Margin	27%	44%	12%	26%	(1)%	NA	30%

Quarter Ended June 30, 2017 (Dollar amounts in millions)	Siding	OSB	EWP	South America	Other	Corporate	Total
Income from continuing operations	$49.0	$103.0	$5.3	$5.5	$(0.9)	$(67.4)	$94.5
Provision for income taxes	—	—	—	—	—	36.0	36.0
Interest expense, net of capitalized interest	—	—	—	—	—	4.9	4.9
Depreciation and amortization	7.5	14.9	3.7	2.2	0.5	0.8	29.6
EBITDA from continuing operations	56.5	117.9	9.0	7.7	(0.4)	(25.7)	165.0
Stock-based compensation expense	0.2	0.2	0.1	—	—	1.4	1.9
Gain on sale or impairment of long-lived assets, net	—	—	—	—	—	(3.1)	(3.1)
Investment income	—	—	—	—	—	(2.3)	(2.3)
Other operating credits and charges, net	—	—	—	—	—	2.0	2.0
Other non-operating items	—	—	—	—	—	3.1	3.1
Adjusted EBITDA from continuing operations	$56.7	$118.1	$9.1	$7.7	$(0.4)	$(24.6)	$166.6
Adjusted EBITDA Margin	25%	36%	10%	20%	(6)%	NA	24%

Six Months Ended June 30, 2018 (Dollar amounts in millions)	Siding	OSB	EWP	South America	Other	Corporate	Total
Income from continuing operations	$108.0	$254.8	$11.4	$18.5	$(1.7)	$(133.2)	$257.8
Provision for income taxes	—	—	—	—	—	80.9	80.9
Interest expense, net of capitalized interest	—	—	—	—	—	8.8	8.8
Depreciation and amortization	16.6	28.4	8.7	4.6	1.2	1.6	61.1
EBITDA from continuing operations	124.6	283.2	20.1	23.1	(0.5)	(41.9)	408.6
Stock-based compensation expense	0.5	0.4	0.2	—	—	3.1	4.2
Gain on sale or impairment of long-lived assets, net	—	—	—	—	—	(0.6)	(0.6)
Investment income	—	—	—	—	—	(8.0)	(8.0)
Other operating credits and charges, net	—	—	—	—	—	(4.9)	(4.9)
Other non-operating items	—	—	—	—	—	2.1	2.1
Adjusted EBITDA from continuing operations	$125.1	$283.6	$20.3	$23.1	$(0.5)	$(50.2)	$401.4
Adjusted EBITDA Margin	26%	40%	10%	26%	(3)%	NA	27%

Six Months Ended June 30, 2017 (Dollar amounts in millions)	Siding	OSB	EWP	South America	Other	Corporate	Total
Income from continuing operations	$89.7	$163.8	$6.1	$10.6	$(1.1)	$(119.6)	$149.5
Provision for income taxes	—	—	—	—	—	51.5	51.5
Interest expense, net of capitalized interest	—	—	—	—	—	9.9	9.9
Depreciation and amortization	15.6	29.6	7.6	4.4	1.4	1.6	60.2
EBITDA from continuing operations	105.3	193.4	13.7	15.0	0.3	(56.6)	271.1
Stock-based compensation expense	0.4	0.4	0.1	—	—	5.1	6.0
Gain on sale or impairment of long-lived assets, net	—	—	—	—	—	(2.5)	(2.5)
Investment income	—	—	—	—	—	(4.3)	(4.3)
Other operating credits and charges, net	—	—	—	—	—	5.4	5.4
Other non-operating items	—	—	—	—	—	5.0	5.0
Adjusted EBITDA from continuing operations	$105.7	$193.8	$13.8	$15.0	$0.3	$(47.9)	$280.7
Adjusted EBITDA Margin	24%	33%	8%	20%	2%	NA	22%

The following table provides the reconciliation of net income to adjusted income from continuing operations:

	Quarter Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$162.7	$94.5	$253.6	$149.5
Add (deduct):
Loss from discontinued operations	0.2	—	4.2	—
Gain on sale or impairment of long-lived assets, net	—	(3.1)	(0.6)	(2.5)
Other operating credits and charges, net	(4.5)	2.0	(4.9)	5.4
Reported tax provision	51.2	36.0	80.9	51.5
Normalized tax provision at 25% for 2018 and 35% for 2017	(52.4)	(45.3)	(83.3)	(71.4)
Adjusted income from continuing operations	$157.2	$84.1	$249.9	$132.5
Diluted shares outstanding	146.2	146.2	146.4	146.0
Adjusted income from continuing operations per diluted share	$1.08	$0.58	$1.71	$0.91

OUR OPERATING RESULTS
Our results of operations for each of our segments are discussed below, as are results of operations for the “other” category which comprises other products that are not individually significant. See Note 13 of the Notes to the consolidated financial statements included in item 1 of this report for further information regarding our segments.
SIDING
Our siding segment manufacturers and markets wood-based siding (strand and fiber based) and related accessories and OSB products.
Segment sales, operating income and Adjusted EBITDA from continuing operations for this segment are as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Net sales	$261.6	$231.0	13%	$488.6	$445.0	10%
Operating income	$62.7	$49.0	28%	$108.0	$89.7	20%
Adjusted EBITDA from continuing operations	$71.4	$56.7	26%	$125.1	$105.7	18%
Adjusted EBITDA margin	27%	25%		26%	24%
Sales in this segment by product line are as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
SmartSide® strand siding	$193.5	$164.3	18%	358.6	$320.4	12%
SmartSide® fiber siding	27.9	29.3	(5)%	53.8	58.0	(7)%
CanExel siding	12.5	14.2	(12)%	26.4	28.5	(7)%
OSB - commodity	12.4	21.0	(41)%	21.1	33.4	(37)%
OSB - value add	12.4	—	100%	21.6	—	100%
Other	2.9	2.2	32%	7.1	4.7	51%
Total	$261.6	$231.0	13%	$488.6	$445.0	10%

Percent changes in average sales prices and unit shipments for the quarter and six months ended June 30, 2018 compared to the quarter and six months ended June 30, 2017 are as follows:

	Quarter Ended June 30, 2018 versus 2017		Six Months Ended June 30, 2018 versus 2017
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
SmartSide® strand siding	4%	15%	4%	7%
SmartSide® fiber siding	11%	(12)%	8%	(14)%
CanExel siding	7%	(18)%	7%	(14)%
OSB	38%	(15)%	31%	(3)%
For the quarter and six months ended June 30, 2018 compared to the corresponding periods in 2017, sales volumes increased in our SmartSide strand product line due to increased market penetration in key markets. Sales prices in our SmartSide strand product line for the quarter and six months ended June 30, 2018 as compared to the corresponding periods in 2017 were higher due to price increases which were implemented in the first quarter of 2018 and the second quarter of 2017.
For the quarter and six months ended June 30, 2018 compared to the corresponding periods in 2017, sales volumes declined in our SmartSide fiber product line due to our decision to raise prices which slowed demand. Sales prices in our SmartSide fiber product line for the quarter and six months ended June 30, 2018 as compared to the corresponding periods in 2017 were higher due to a price increase implemented in the first quarter of 2018.
For CanExel, sales volumes decreased in the second quarter and first six months of 2018 as compared to the corresponding periods in 2017 due to decreased demand in Canada due to customers re-balancing their inventories after a stronger fourth quarter of 2017 and continued weakened demand in Europe. Sales prices were higher for the second quarter and first six months of 2018 as compared to the corresponding periods in 2017 due to changes in our product mix, price increases implemented in 2018 and the fluctuations in the U.S. to Canadian dollar as a majority of these sales are denominated in Canadian dollars.
For our OSB produced in the siding segment for the quarter and six months ended June 30, 2018 compared to the corresponding periods in 2017, sales prices increased, as discussed in the OSB segment below. Sales volumes were lower for the quarter ended June 30, 2018 compared to the corresponding period in 2017 due to logistics challenges. We estimated Adjusted EBITDA from continuing operations associated with OSB produced and sold in the siding segment for the quarter and six months ended June 30, 2018 was $10.4 million and $15.1 million as compared to the comparable periods in 2017 of $4.7 million and $6.4 million.
Overall, the improvement in the siding segment for the second quarter and first six months of 2018 compared to the same periods of 2017 was due to higher pricing and volume on our SmartSide strand products which were partially offset by increases in raw materials, primarily resin, expenses associated with the Dawson Creek conversion project, logistic challenges resulting in higher freight and lower throughput, principally at our Dawson Creek mill and increases in sales and marketing expenses.
OSB
Our OSB segment manufactures and distributes OSB structural panel products in North America and certain export markets.
Segment sales, operating income and Adjusted EBITDA from continuing operations for this segment are as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Net sales	$387.4	$325.0	19%	$700.7	$593.4	18%
Operating income	$157.4	$103.0	53%	$254.8	$163.8	56%
Adjusted EBITDA from continuing operations	$171.1	$118.1	45%	$283.6	$193.8	46%
Adjusted EBITDA Margin	44%	36%		40%	33%

Sales in this segment by product line are as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
OSB - commodity	$231.4	$190.7	21%	$412.5	$342.0	21%
OSB - value add	154.9	132.1	17%	284.0	245.2	16%
Other	1.1	2.2	(50)%	4.2	6.2	(32)%
Total	$387.4	$325.0	19%	$700.7	$593.4	18%
Percent changes in average sales prices and unit shipments for the quarter and six months ended June 30, 2018 compared to the quarter and six months ended June 30, 2017 are as follows:

	Quarter Ended June 30, 2018 versus 2017		Six Months Ended June 30, 2018 versus 2017
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
OSB - commodity	25%	(3)%	22%	(1)%
OSB - value-add	23%	(4)%	19%	(3)%
For the quarter and six months ended June 30, 2018, OSB prices increased compared to the corresponding periods in 2017. The increase in OSB prices was likely due to the higher overall demand compared to the supply available in the market. Sales volumes for both the quarter and six months ended June 30, 2018 are lower compared to the corresponding periods in 2017 due to weaker demand in the retail markets. The increase in selling price favorably impacted operating results and Adjusted EBITDA from continuing operations by $76.2 million for the quarter and by $121.4 million for the six months ended June 30, 2018 as compared to the same periods in 2017.
Overall the improvements in our OSB segment results for the quarter and six months ended June 30, 2018 as compared to the same periods in 2017 were due to increased sales prices partially offset by increases in raw material costs (primarily resin) and increases in manufacturing costs due to downtime related to logistics associated with our Western Canadian operations.
EWP
Our EWP segment manufactures and distributes laminated veneer lumber (LVL), I-Joists, laminated strand lumber (LSL) and other related products. This segment also includes the sale of I-Joist and LVL products produced by our joint venture with Resolute Forest Products and LVL sold under a contract manufacturing relationship. A plywood mill associated with our LVL operations in British Columbia and minor amounts of OSB are included in this segment.
Segment sales, operating results and Adjusted EBITDA from continuing operations for this segment are as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Net sales	$109.1	$94.2	16%	$209.8	$176.3	19%
Operating income	$8.6	$5.3	62%	$11.4	$6.1	87%
Adjusted EBITDA from continuing operations	$13.0	$9.1	43%	$20.3	$13.8	47%
Adjusted EBITDA margin	12%	10%		10%	8%

Sales in this segment by product line are as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
LVL	$40.4	$37.2	9%	$77.0	$70.2	10%
LSL	17.4	12.0	45%	30.7	22.6	36%
I-Joist	31.5	30.4	4%	63.6	56.1	13%
OSB - commodity	5.2	4.0	30%	8.0	5.1	57%
OSB - value add	3.8	3.6	6%	7.9	6.5	22%
Plywood	8.0	5.8	38%	15.6	10.6	47%
Other	2.8	1.2	133%	7.0	5.2	35%
Total	$109.1	$94.2	16%	$209.8	$176.3	19%
Percent changes in average sales prices and unit shipments for the quarter and six months ended June 30, 2018 compared to the quarter and six months ended June 30, 2017 are as follows:

	Quarter Ended June 30, 2018 versus 2017		Six Months Ended June 30, 2018 versus 2017
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
LVL	10%	(1)%	10%	1%
LSL	8%	34%	9%	26%
I-Joist	11%	(7)%	9%	5%
OSB	23%	(4)%	19%	16%
Plywood	35%	1%	29%	14%
For the quarter ended June 30, 2018 compared to the same period in 2017, sales volumes decreased in LVL and I-joist in response to our price increases and certain regional market weakness. For the quarter and six months ended June 30, 2018 compared to the same periods in 2017, sales volumes increased in LSL due to continued penetration into new applications. Net average selling prices increased due to price increases implemented across all product lines. The increase in selling prices for OSB and plywood favorably impacted operating results and Adjusted EBITDA from continuing operations by $1.7 million for OSB and $2.1 million for plywood for the quarter and by $2.5 million and $3.5 million for the six months ended June 30, 2018 as compared to the same periods in 2017.
For the quarter and six months ended June 30, 2018, compared to the same periods in 2017, results of operations improved due to increase sales price increases and reductions in manufacturing costs due to higher utilization across all EWP mills partially offset by increases in raw material costs, principally, lumber, veneer and OSB.
SOUTH AMERICA
Our South America segment manufactures and distributes OSB structural panel and siding products in South America and selected export markets. This segment has manufacturing operations in two countries, Chile and Brazil and operates sales offices in Chile, Brazil, Peru and Argentina.
Segment sales, operating income and Adjusted EBITDA from continuing operations for this segment are as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Net sales	$45.3	$38.7	17%	$87.7	$76.5	15%
Operating income	$9.6	$5.5	75%	$18.5	$10.6	75%
Adjusted EBITDA from continuing operations	$11.9	$7.7	55%	$23.1	$15.0	54%
Adjusted EBITDA margin	26%	20%		26%	20%

Sales in this segment by product line are as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
OSB - value add	$37.2	$33.2	12%	$72.1	$63.8	13%
SmartSide strand siding	6.9	4.6	50%	13.7	10.8	27%
Other	1.2	0.9	33%	1.9	1.9	—%
Total	$45.3	$38.7	17%	$87.7	$76.5	15%
Percent changes in average sales prices and unit shipments for the quarter and six months ended June 30, 2018 compared to the quarter and six months ended June 30, 2017 are as follows:

	Quarter Ended June 30, 2018 versus 2017		Six Months Ended June 30, 2018 versus 2017
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
OSB	29%	(6)%	3%	(7)%
Siding	7%	35%	6%	16%
OSB sales volumes decreased for the quarter and six months ended June 30, 2018 as compared to the corresponding periods in 2017 due to reduced imports from our North America operations. Sales prices for OSB increased for the quarter and six months ended June 30, 2018 as compared to the corresponding periods in 2017 due to price increases implemented in South America. Siding volume increased due to increased market penetration in key markets between periods with sales prices increasing due to a price increase implemented during the first quarter of 2018.
For the quarter and six months ended June 30, 2018, compared to the same periods in 2017, results of operations were higher due to increases in sales prices and a higher mix of siding products partially offset by increases in product costs, primarily resins.
OTHER PRODUCTS
Our other products segment includes our joint venture that provides off-site framing for both residential and commercial construction, remaining timber and timberlands and other minor products, services and closed operations which are not classified as discontinued operations.
Segment sales, operating losses and Adjusted EBITDA from continuing operations for this category are as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Net sales	$7.4	$7.1	4%	$15.3	$15.8	(3)%
Operating losses	$(0.8)	$(0.9)	11%	$(1.7)	$(1.1)	(55)%
Adjusted EBITDA from continuing operations	$(0.1)	$(0.4)	75%	$(0.5)	$0.3	NM

GENERAL CORPORATE AND OTHER EXPENSE, NET
General corporate expenses were 3% higher for the the quarter and and about flat for the six months ended June 30, 2018 compared to the same periods in 2017. The increase in costs are associated with corporate initiatives related to supply chain activities partially offset by changes in our incentive compensation plans and lower stock compensation expense. General corporate and other expenses primarily consist of corporate overhead such as wages and benefits, professional fees, insurance and other expenses for corporate functions including certain executive officers, public company costs, information technology, financial services, environmental and safety, legal, supply management, human resources and other corporate functions.
NON-OPERATING INCOME AND EXPENSE
Components of non-operating income and expense are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
Dollar amounts in millions	2018	2017	2018	2017
Interest income	$4.7	$2.1	$8.2	$3.8
SERP market adjustments	0.1	0.2	(0.2)	0.5
Investment income	4.8	2.3	8.0	4.3

Interest expense	(5.1)	(5.1)	(10.3)	(10.3)
Amortization of debt charges	(0.2)	(0.2)	(0.4)	(0.4)
Capitalized interest	0.9	0.4	1.8	0.8
Interest expense, net of capitalized interest	(4.4)	(4.9)	(8.9)	(9.9)

Net periodic pension cost, excluding service cost	(1.2)	(1.6)	(2.3)	(3.2)
Foreign currency gain (loss)	0.5	(1.5)	0.3	(1.8)
Other non-operating items	(0.7)	(3.1)	(2.0)	(5.0)

Total non-operating expense	$(0.3)	$(5.7)	$(0.6)	$(10.6)

INCOME TAXES
For the first six months of 2018, we recorded an income tax expense on continuing operations of 24% as compared to 26% in the comparable period of 2017. The primary differences between the U.S. statutory rate of 21% and the effective rate applicable to our income from continuing operations for the first six months of 2018 relate to state income tax, foreign tax rates, discretionary pension payments and tax deductions related to stock-based compensation. For the first six months of 2017, the primary differences between the U.S. statutory rate of 35% and the effective rate applied to our continuing operations relate to foreign tax rates, changes in Canadian valuation allowances and the deduction for U.S. domestic production activities.
Each quarter the income tax accrual is adjusted to the latest estimate and the difference from the previously accrued year-to-date balance is recorded in the current quarter.
OTHER COMPREHENSIVE INCOME (LOSS)
During the first six months of 2018, the strengthening of the U.S. dollar as compared to the functional currencies of our South American operations resulted in a loss on foreign currency adjustment in other comprehensive income of $11.5 million as compared to a loss of $5.7 million during the comparable period of 2017. During the first six months of 2018, the Brazilian real and Chilean peso weakened 17% and 6% as compared to the U.S. dollar.

LEGAL AND ENVIRONMENTAL MATTERS
For a discussion of legal and environmental matters involving us and the potential impact thereof on our financial position, results of operations and cash flows, see Items 3, 7 and 8 in our Annual Report on Form 10-K for the year ended December 31, 2017 and Note 12 to the Notes to the financial statements contained herein.
LIQUIDITY AND CAPITAL RESOURCES
OVERVIEW
Our principal sources of liquidity are existing cash and investment balances, cash generated by our operations and our ability to borrow under such credit facilities as we may have in effect from time to time. We may also from time to time issue and sell equity, debt or hybrid securities or engage in other capital market transactions.
Our principal uses of liquidity are paying the costs and expenses associated with our operations, servicing outstanding indebtedness, paying dividends and making capital expenditures. We may also from time to time prepay or repurchase outstanding indebtedness, repurchase common stock or acquire assets or businesses that are complementary to our operations. Any such repurchases may be commenced, suspended, discontinued or resumed, and the method or methods of effecting any such repurchases may be changed, at any time or from time to time without prior notice.
OPERATING ACTIVITIES
During the first six months of 2018, operating activities provided $268.0 million of cash compared to $161.6 million during the first six months of 2017. This change was primarily related to improvements in operating results (higher OSB pricing and SmartSide strand volume) offset by increases in working capital. In the third quarter of 2018, we anticipate making a discretionary contribution to our defined benefit pension plan of approximately $33.2 million to maximize the tax savings allowed under the Tax Cuts and Jobs Act and lower our expenses associated with pension funding regulations going forward.
INVESTING ACTIVITIES
During the first six months of 2018, cash used in investing activities was approximately $109.8 million. Capital expenditures in the first six months of 2018 were $87.6 million. We used $45.0 million to invest in an unconsolidated affiliate (see Note 9 for additional details). Additionally, we received a payment of $22.2 million on notes receivable from asset sales. Included in “Accounts payable” is $17.0 million related to capital expenditures that had not yet been paid as of June 30, 2018.
During the first six months of 2017, cash used in investing activities was approximately $74.3 million. Capital expenditures in the first six months of 2017 were $45.7 million. We used $32.0 million to deposit cash with the U.S. I.R.S to suspend the running of interest on potential underpayments of disputable income tax amounts for the year 2016. Included in “Accounts payable” was $8.9 million related to capital expenditures that had not yet been paid as of June 30, 2017.
Capital expenditures in 2018 are expected to be approximately $200 million to $250 million related to expansions in our siding business, growth and maintenance projects and our South American expansion.
FINANCING ACTIVITIES
During the first six months of 2018, cash used in financing activities was $81.4 million. We used $37.6 million to pay cash dividends, $46.7 million to repurchase stock either though a share repurchase program or in connection with income tax withholding requirements associated with our employee stock-based compensation plans. Additionally, during the first six months of 2018, we received a grant from the Investments in Forest Industry Transformation program in Canada for $3.1 million in connection with our conversion of the Dawson Creek OSB mill.
During the first six months of 2017, cash used in financing activities was $6.5 million. We used $1.3 million to repay outstanding debt in the first six months of 2017 and $4.8 million to repurchase stock from employees in connection with income tax withholding requirements associated with our employee stock-based compensation plans.

POTENTIAL IMPAIRMENTS
We continue to review mills and investments for potential impairments. Management currently believes we have adequate support for the carrying value of each of these assets based upon the anticipated cash flows that result from our estimates of future demand, pricing and production costs assuming certain levels of planned capital expenditures. As of June 30, 2018, the fair value of facilities that have not been indefinitely curtailed was in excess of their carrying value and supports the conclusion that no impairment is necessary for those facilities.
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

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2018, our Chief Executive Officer and Interim Chief Financial Officer have carried out, with the participation of the Company's Disclosure Practices Committee and the Company's management, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Act). Based upon this evaluation, the Chief Executive Officer and Interim Chief Financial Officer have concluded that LP’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
We had no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
KEY STATISTICS

	Quarter Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Housing starts[1]:
Single Family	257.9	237.3	452.7	418.7
Multi-Family	94.9	89.8	188.6	175.6
	352.8	327.1	641.3	594.3

[1] Actual U.S. Housing starts data reported by U.S. Census Bureau
The following tables set forth sales volume for the quarter and six months ended June 30, 2018 and 2017.

	Quarter Ended June 30, 2018				Quarter Ended June 30, 2017
Sales Volume	Siding	OSB	EWP	Total	Siding	OSB	EWP	Total
SmartSide® Strand siding (MMSF)	308.6	—	—	308.6	269.4	—	—	269.4
SmartSide® fiber siding (MMSF)	57.7	—	—	57.7	65.8	—	—	65.8
CanExel® siding (MMSF)	12.1	—	—	12.1	14.7	—	—	14.7
OSB - commodity (MMSF)	34.4	662.6	13.9	710.9	76.7	684.9	14.9	776.5
OSB - value added (MMSF)	31.1	399.8	11.0	441.9	—	415.7	11.0	426.7
LVL (MMCF)	—	—	1.9	1.9	—	—	2.0	2.0
LSL (MMCF)	—	—	1.1	1.1	—	—	0.8	0.8
I-joist (MMLF)	—	—	21.7	21.7	—	—	23.2	23.2

	Six Months Ended June 30, 2018				Six Months Ended June 30, 2017
Sales Volume	Siding	OSB	EWP	Total	Siding	OSB	EWP	Total
SmartSide® Strand siding (MMSF)	571.4	—	—	571.4	534.0	—	—	534.0
SmartSide® fiber siding (MMSF)	113.3	—	—	113.3	132.2	—	—	132.2
CanExel® siding (MMSF)	24.9	—	—	24.9	28.8	—	—	28.8
OSB - commodity (MMSF)	65.0	1,278.5	25.3	1,368.8	126.2	1,287.2	19.5	1,432.9
OSB - value added (MMSF)	57.6	783.2	20.7	861.5	—	805.2	20.0	825.2
LVL (MMCF)	—	—	3.8	3.8	—	—	3.8	3.8
LSL (MMCF)	—	—	2.0	2.0	—	—	1.6	1.6
I-joist (MMLF)	—	—	45.5	45.5	—	—	43.2	43.2

INDUSTRY PRODUCT TRENDS
The following table sets forth the average wholesale price of OSB in the United States for the periods specified in dollars per 1,000 square feet.

	OSB Western Canada 7/16" Basis	OSB Southwest 7/16" Basis	OSB N. Central 7/16" Basis
Average
2017 1st Qtr. Avg.	$263	$308	$292
2017 2nd Qtr. Avg.	$318	$328	$327
2018 1st Qtr. Avg.	$356	$346	$367
2018 2nd Qtr. Avg.	$408	$435	$423

Source:	Random Lengths

PART II OTHER INFORMATION

Item 1.	Legal Proceedings.
The description of certain legal and environmental matters involving LP set forth in Part I of this report under “Note 12 – Legal and Environmental Matters” to the Notes to the financial statements contained herein is incorporated herein by reference.

Item 1A.	Risk Factors.

There have been no material changes with respect to the risk factors disclosed in our 2017 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following amount of our common stock was repurchased during the quarter ended June 30, 2018:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Purchase Plan or Program	Maximum Dollar Value of Shares That May Yet be Purchased under the Plans or Programs
April 1, 2018 - April 30, 2018	—	—	—	$100,000,000
May 1, 2018 - May 31, 2018	613,939	$27.99	613,939	82,815,847
June 1, 2018 - June 30, 2018	769,175	$28.19	769,175	61,132,804
	1,383,114	$28.11	1,383,114
On November 5, 2014, we announced that our Board of Directors authorized us to repurchase up to $100 million of our common stock. On August 7, 2018, we announced that our Board of Directors has authorized a new stock repurchase program under which we may repurchase up to an additional $150 million of our common stock.
Repurchases may be made through open market, block and privately-negotiated transactions, including Rule 10b5-1 plans, at times and in such amounts as management deems appropriate, subject to market and business conditions, regulatory requirements and other factors. The authorization does not obligate us to repurchase any particular amount of common stock and may be suspended or discontinued at any time without notice.
Additionally, we repurchased 1.1 million shares at an average price of $27.55 through August 2, 2018 under the share repurchase authorization.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

10.1	Retirement Agreement with Ms. Sallie B. Bailey.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certifications pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

100.INS	XBRL Instance Document

100.SCH	XBRL Taxonomy Extension Schema Document

100.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

100.DEF	XBRL Taxonomy Extension Definition Linkbase Document

100.LAB	XBRL Taxonomy Extension Label Linkbase Document

100.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOUISIANA-PACIFIC CORPORATION

Date:	August 7, 2018	BY:	/S/ W. BRADLEY SOUTHERN
W. Bradley Southern
Chief Executive Officer

Date:	August 7, 2018	BY:	/S/ REBECCA BARCKLEY
Rebecca Barckley
Controller, Financial Reporting
(Principal Accounting Officer)