Form 10-Q
period 2018-09-30
LOUISIANA-PACIFIC CORP
filed 2018-11-06
CIK 60519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
For Quarterly Period Ended September 30, 2018
Commission File Number 1-7107

 LOUISIANA-PACIFIC CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	93-0609074
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
414 Union Street, Nashville, TN 37219
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (615) 986-5600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 141,178,489 shares of Common Stock, $1 par value, outstanding as of November 5, 2018. Except as otherwise specified and unless the context otherwise requires, references to "LP", the “Company”, “we”, “us”, and “our” refer to Louisiana-Pacific Corporation and its subsidiaries.

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
Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following:

•	changes in governmental fiscal and monetary policies, including tariffs and levels of employment;

•	changes in general economic conditions;

•	changes in the cost and availability of capital;

•	changes in the level of home construction and repair activity;

•	changes in competitive conditions and prices for our products;

•	changes in the relationship between supply of and demand for building products;

•	changes in the relationship between supply of and demand for raw materials, including wood fiber and resins, used in manufacturing our products;

•	changes in the cost of and availability of energy, primarily natural gas, electricity and diesel fuel;

•	changes in the cost of and availability of transportation;

•	changes in other significant operating expenses;

•	changes in exchange rates between the U.S. dollar and other currencies, particularly the Canadian dollar, Brazilian real and Chilean peso;

•	changes in general and industry-specific environmental laws and regulations;

•	changes in tax laws, and interpretations thereof;

•	changes in circumstances giving rise to environmental liabilities or expenditures;

•	the resolution of existing and future product-related litigation and other legal proceedings; and

•	acts of public authorities, war, civil unrest, natural disasters, fire, floods, earthquakes, inclement weather and other matters beyond our control.
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

Item 1.	Financial Statements.
CONSOLIDATED BALANCE SHEETS
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	September 30, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$986.7	$928.0
Receivables, net of allowance for doubtful accounts of $0.8 million and $0.9 million at September 30, 2018 and December 31, 2017	143.5	142.5
Inventories	284.4	259.1
Prepaid expenses and other current assets	11.9	7.8
Current portion of notes receivable from asset sales	—	22.2
Total current assets	1,426.5	1,359.6
Timber and timberlands	56.8	55.7
Property, plant and equipment, net	976.2	926.1
Goodwill and other intangible assets	26.3	26.7
Investments in and advances to affiliates	52.6	7.8
Restricted cash	13.3	13.3
Other assets	59.8	56.8
Deferred tax asset	2.9	2.5
Total assets	$2,614.4	$2,448.5
LIABILITIES AND EQUITY
Current portion of long-term debt	$5.2	$25.1
Accounts payable and accrued liabilities	213.7	237.1
Income taxes payable	11.6	4.5
Current portion of contingency reserves	2.3	3.4
Total current liabilities	232.8	270.1
Long-term debt, excluding current portion	348.6	350.8
Deferred income taxes	73.5	33.4
Contingency reserves, excluding current portion	9.4	11.7
Other long-term liabilities	138.7	178.0
Stockholders’ equity:
Common stock, $1 par value, 200,000,000 shares authorized, 153,358,542 shares issued	153.4	153.4
Additional paid-in capital	456.5	470.6
Retained earnings	1,613.9	1,280.1
Treasury stock, 11,452,109 shares and 8,462,949 shares, at cost	(264.4)	(177.5)
Accumulated comprehensive loss	(148.0)	(122.1)
Total stockholders’ equity	1,811.4	1,604.5
Total liabilities and stockholders’ equity	$2,614.4	$2,448.5
The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales	$736.8	$718.3	$2,238.9	$2,023.3
Cost of sales	524.0	507.7	1,588.7	1,502.3
Gross profit	212.8	210.6	650.2	521.0

Selling, general and administrative expenses	51.2	49.3	151.9	145.3
(Gain) loss on sale or impairment of long lived assets, net	0.3	0.7	(0.3)	(1.8)
Other operating credits and charges, net	(6.3)	(0.9)	(11.2)	4.5
Income from operations	167.6	161.5	509.8	373.0

Non-operating income (expense):
Interest expense, net of capitalized interest	(3.9)	(4.9)	(12.7)	(14.8)
Investment income	5.5	2.9	13.5	7.2
Other non-operating items	(2.2)	(2.2)	(4.3)	(7.2)
Total non-operating income (expense)	(0.6)	(4.2)	(3.5)	(14.8)

Income from continuing operations before taxes and equity in loss of unconsolidated affiliate	167.0	157.3	506.3	358.2
Provision for income taxes	41.8	46.4	122.7	97.9
Equity in loss of unconsolidated affiliate	1.1	—	1.7	—
Income from continuing operations	124.1	110.9	381.9	260.3

Loss from discontinued operations before taxes	(0.1)	(1.7)	(5.7)	(1.7)
Benefit for income taxes	—	(0.6)	(1.4)	(0.6)
Loss from discontinued operations	(0.1)	(1.1)	(4.3)	(1.1)

Net income	$124.0	$109.8	$377.6	$259.2

Net income per share of common stock:
Income per share continuing operations	$0.87	$0.77	$2.65	$1.80
Loss per share discontinued operations	—	(0.01)	(0.03)	(0.01)
Net income per share - basic	$0.87	$0.76	$2.62	$1.79
Diluted net income per share of common stock:
Income per share continuing operations	$0.86	$0.76	$2.62	$1.78
Loss per share discontinued operations	—	(0.01)	(0.03)	(0.01)
Net income per share - diluted	$0.86	$0.75	$2.59	$1.77

Weighted average shares of stock outstanding - basic	142.5	144.5	143.9	144.4
Weighted average shares of stock outstanding - diluted	143.9	146.5	145.6	146.3
The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$124.0	$109.8	$377.6	$259.2
Other comprehensive income (loss):
Foreign currency translation adjustments	(2.0)	10.4	(13.5)	4.7
Unrealized gain (loss) on investments, net of tax	0.2	0.4	0.3	0.8
Defined benefit pension plans:
Change in benefit obligations, translation adjustment	(0.1)	(0.4)	0.2	(0.8)
Amortization of amounts included in net periodic benefit cost:
Actuarial loss, net of tax	1.1	0.9	3.4	2.6
Prior service cost, net of tax	0.1	0.2	0.3	0.6
Other	—	(0.1)	0.1	(0.1)
Other comprehensive income (loss)	(0.7)	11.4	(9.2)	7.8
Comprehensive income	$123.3	$121.2	$368.4	$267.0
The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$124.0	$109.8	$377.6	$259.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30.7	31.1	91.8	91.3
Equity in (income) loss of unconsolidated affiliates, including dividends	1.3	(0.2)	0.2	(1.2)
(Gain) loss on sale or impairment of long-lived assets, net	0.3	0.7	(0.3)	(1.8)
Other operating credits and charges, net	(6.2)	(0.9)	(6.9)	4.5
Stock-based compensation related to stock plans	2.1	2.0	6.9	8.0
Exchange (gain) loss on remeasurement	0.5	(0.1)	0.5	1.6
Cash settlements of warranties, net of accruals	(0.7)	0.1	(2.2)	(5.5)
Cash settlements of contingencies, net of accruals	(0.6)	(0.3)	(2.1)	(0.5)
Pension contributions	(35.8)	(6.1)	(40.9)	(12.7)
Pension expense	2.3	2.9	6.9	8.8
Other adjustments, net	(0.1)	0.2	0.6	0.4
Changes in assets and liabilities:
(Increase) decrease in receivables	19.2	(17.1)	(26.2)	(61.9)
(Increase) decrease in inventories	1.7	(8.5)	(11.7)	4.5
(Increase) decrease in prepaid expenses	1.1	0.6	(4.1)	(2.7)
Increase (decrease) in accounts payable and accrued liabilities	1.9	18.1	(17.6)	12.8
Increase in income taxes	9.5	11.1	46.7	0.2
Net cash provided by operating activities	151.2	143.4	419.2	305.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment additions	(62.8)	(35.0)	(150.4)	(80.7)
Proceeds from sales of assets	—	0.1	0.9	3.3
Investments in unconsolidated affiliate	—	—	(45.0)	—
Payment of long-term deposit	—	—	—	(32.0)
Receipt of proceeds from notes receivable from asset sales	—	—	22.2	—
Other investing activities	(0.1)	0.1	(0.4)	0.3
Net cash used in investing activities	(62.9)	(34.8)	(172.7)	(109.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(22.1)	(1.2)	(22.4)	(2.5)
Payment of cash dividends	(18.5)	—	(56.1)	—
Purchase of treasury stock	(59.8)	—	(98.7)	—
Sale of common stock, net of cash payments under equity plans	—	—	0.1	(0.4)
Taxes paid related to net share settlement of equity awards	(1.5)	(0.5)	(9.3)	(5.3)
Other financing activities	—	—	3.1	—
Net cash used in financing activities	(101.9)	(1.7)	(183.3)	(8.2)
EFFECT OF EXCHANGE RATE ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(0.6)	1.8	(4.5)	1.7
Net increase in cash, cash equivalents and restricted cash	(14.2)	108.7	58.7	189.4
Cash, cash equivalents and restricted cash at beginning of period	1,014.2	753.2	941.3	672.5
Cash, cash equivalents and restricted cash at end of period	$1,000.0	$861.9	$1,000.0	$861.9
The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2017	153.4	$153.4	8.4	$(177.5)	$470.6	$1,280.1	$(122.1)	$1,604.5
Effect of adoption of ASU 2014-09[1]						(4.4)		(4.4)
Effect of adoption of ASU 2018-02[1]						16.7	(16.7)	—
Net income						377.6		377.6
Dividends paid						(56.1)		(56.1)
Issuance of shares for stock plans and stock-based compensation			(0.9)	21.1	(21.0)			0.1
Purchase of treasury stock			3.5	(98.7)				(98.7)
Compensation expense associated with stock-based compensation					6.9			6.9
Taxes paid related to net settlement of stock-based awards			0.5	(9.3)				(9.3)
Other comprehensive loss							(9.2)	(9.2)
Balance, September 30, 2018	153.4	$153.4	11.5	$(264.4)	$456.5	$1,613.9	$(148.0)	$1,811.4
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
The cumulative effect of the changes made to our Consolidated Balance Sheet as of January 1, 2018 for the adoption of ASU 2014-09 and ASU 2018-02 is as follows:

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

In accordance with the new revenue standard requirements, the disclosure of the impact on our Consolidated Statement of Income and Consolidated Balance Sheet is as follows:

	Quarter Ended September 30, 2018			Nine Months Ended September 30, 2018
Dollar amounts in millions	As reported	Balances without adoption of ASC 606	Effect of Change Higher (Lower)	As reported	Balances without adoption of ASC 606	Effect of Change Higher (Lower)
Consolidated Statement of Income
Net sales	$736.8	$725.1	11.7	$2,238.9	$2,245.9	$(7.0)
Cost of sales	524.0	517.6	6.4	1,588.7	1,592.6	(3.9)
Selling, general and administrative expenses	51.2	52.4	(1.2)	151.9	155.0	(3.1)
Provision for income taxes	41.8	40.2	1.6	122.7	122.7	—
Net income	124.0	119.1	4.9	377.6	377.6	—

Consolidated Balance Sheet	September 30, 2018
Receivables, net of allowance for doubtful accounts	$143.5	$169.1	$(25.6)
Inventory	284.4	264.7	19.7
Income taxes payable	11.6	10.1	1.5
Retained earnings	1,613.9	1,618.3	(4.4)
On January 1, 2018, we adopted ASU 2017-07, "Retirement Benefits - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" (an amendment to ASC 715), to improve the presentation of net periodic pension and postretirement benefit costs. We retrospectively adopted the presentation of service cost separate from the other components of net periodic costs. The interest cost, expected return on assets, amortization of prior service costs, amortization of net actuarial losses and settlement costs have been reclassified from Cost of sales, Selling, general and administrative expenses and Other operating credits and charges to Non-operating income (expense). We elected to apply the practical expedient which allows us to reclassify amounts disclosed previously in the retirement benefits note as the basis for applying retrospective presentation for comparative periods as it is impracticable to determine the disaggregation of the cost components for amounts capitalized and amortized in those periods. On a prospective basis, the other components of net periodic benefit costs (excluding service cost) will not be included in amounts capitalized in inventory or property, plant, and equipment. In addition to the effects of ASU 2017-07, we have reclassified depreciation and amortization into the financial statement caption that reflects the category of the expense to be more comparable with our peers.
The effect of the retrospective presentation change related to the net periodic cost of our defined benefit pension and reclassification of depreciation and amortization on our Consolidated Statement of Income for the quarter and nine months ended September 30, 2017 is as follows:

	Quarter Ended September 30, 2017
Dollar amounts in millions	As reported	ASU 2017-07	Reclassi- fications	As adjusted
Consolidated Statement of Income
Cost of sales (exclusive of depreciation and amortization shown separately below)	$478.3	$(1.0)	$30.4	$507.7
Depreciation and amortization	31.1	—	(31.1)	—
Selling, general and administrative expenses	49.2	(0.6)	0.7	49.3
Income from operations	159.9	1.6	—	161.5
Total non-operating income (expense)	(2.6)	(1.6)	—	(4.2)

	Nine Months Ended September 30, 2017
Dollar amounts in millions	As reported	ASU 2017-07	Reclassi- fications	As adjusted
Consolidated Statement of Income
Cost of sales (exclusive of depreciation and amortization shown separately below)	$1,416.3	$(3.1)	89.1	$1,502.3
Depreciation and amortization	91.3	—	(91.3)	—
Selling, general and administrative expenses	144.8	(1.7)	2.2	145.3
Income from operations	368.2	4.8	—	373.0
Total non-operating income (expense)	(10.0)	(4.8)	—	(14.8)
On January 1, 2018, we adopted ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash." The adoption of this standard requires the inclusion of the change in amounts described as restricted cash or restricted cash equivalents to be included as part of our Consolidated Statement of Cash Flows.
In accordance with disclosure requirements of this new accounting standard, the impact of adoption on our Consolidated Statement of Cash Flows for the quarter and nine months ended September 30, 2017 is as follows:

	Quarter Ended September 30, 2017
Dollar amounts in millions	As reported	ASU 2016-18	As adjusted
Consolidated Statement of Cash Flows
Net cash provided by (used in) investing activities	$(34.8)	$—	$(34.8)
Effect of exchange rate on cash, cash equivalents and restricted cash	1.8	—	1.8
Net increase in cash, cash equivalents and restricted cash	108.7	—	108.7
Cash, cash equivalents and restricted cash at beginning of period	740.0	13.2	753.2
Cash, cash equivalents and restricted cash at end of period	848.7	13.2	861.9

	Nine Months Ended September 30, 2017
Dollar amounts in millions	As reported	ASU 2016-18	As adjusted
Consolidated Statement of Cash Flows
Net cash provided by (used in) investing activities	$(109.3)	$0.2	$(109.1)
Effect of exchange rate on cash, cash equivalents and restricted cash	1.9	(0.2)	1.7
Net increase in cash, cash equivalents and restricted cash	189.4	—	189.4
Cash, cash equivalents and restricted cash at beginning of period	659.3	13.2	672.5
Cash, cash equivalents and restricted cash at end of period	848.7	13.2	861.9
In March 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02, "Leases (Topic 842)", which supersedes the lease accounting requirements in ASC Topic 840, "Leases". The new standard requires entities to recognize, separately from each other, an asset for its right to use (ROU) the underlying asset equal to the liability for its finance and operating lease obligations. Further, the entity is required to present separately the current and non-current portion of the ROU asset and corresponding lease liability. In July 2018, the FASB issued ASU 2018-10, "Codification Improvements to Topic 842, Leases", which clarifies certain aspects of the new lease standard. The amendments in this ASU address the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments, among other things. In July 2018, the FASB issued ASU 2018-11, "Leases (Topic 842)" Targeted Improvements, which provides an additional (and optional) transition method whereby the new lease standard is applied at the adoption date and recognized as an adjustment to retained earnings. The amendments have the same effective date and transition requirements as the new lease standard. We will adopt the standard on January 1, 2019 using this optional transition method. The adoption of the new standard will result in a significant increase to our balance sheet for lease liabilities and right-of-use assets. The extent of the increase to assets and liabilities associated with these amounts remains to be determined pending our completion of the review of existing lease contracts. We are in the process of implementing a new system, collecting data and designing processes and controls to account for our leases in accordance with the new standard.
In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement: Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement", which amends the fair value measurement disclosure requirements of ASC 820. The amended guidance modifies the disclosure requirements of assets and liabilities measured at fair value by removing and adding certain disclosures for these measurements. The eliminated disclosures include the valuation processes for Level 3 fair value measurements. Additional disclosures include the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted. The adoption of this guidance will modify our disclosures but will not have a material effect on our consolidated financial statements.
In August 2018, the FASB issued ASU 2018-14, "Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans", which amends ASC 715 to add, remove, and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The amended guidance modifies the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans by removing and adding certain disclosures for these plans. The eliminated disclosures include (a) the amounts in accumulated Other Comprehensive Income (OCI) expected to be recognized in net periodic benefit costs over the next fiscal year, and (b) the effects of a one percentage point change in assumed health care cost trend rates on the net periodic benefit costs and the benefit obligation for post-retirement health care benefits. Additional disclosures include descriptions of significant gains and losses affecting the benefit obligation for the period. The amended guidance is effective for fiscal years ending after December 15, 2020. Early adoption is permitted. The adoption of this guidance will modify our disclosures but will not have a material effect on our consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, "Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract", which provides additional guidance on the accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. The amendments require an entity in such arrangements to account for implementation costs in the same manner as internal-use software as outlined in ASC 350. The amended guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact, that the adoption of this guidance will have on our financial statements and related disclosures.
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

Customer programs and incentives are a common practice in our businesses. Our businesses incur customer program costs to obtain favorable product placement, to promote sales of products and to maintain competitive pricing. Customer program costs and incentives, including rebates and promotion and volume allowances, are accounted for as deductions from net sales at the time the program is initiated. These reductions from revenue are recorded at the later of the time of sale or the implementation of the program based on management’s best estimates. Estimates are based on historical and projected experience for each type of program or customer. Volume allowances are accrued based on management’s estimates of customer volume achievement and other factors incorporated into customer agreements, such as new product purchases, store sell-through and merchandising support. Management periodically reviews accruals for these rebates and allowances, and adjusts accruals when circumstances indicate (typically as a result of a change in volume expectations). As of September 30, 2018 and December 31, 2017, we had $27.5 million and $24.2 million accrued as customer rebates recorded in Accounts payable and accrued liabilities on our Consolidated Balance Sheets.

We ship some of our products to customers' distribution centers on a consignment basis. We retain title to our products stored at the distribution centers. As our products are removed from the distribution centers by retailers and shipped to retailers’ stores, title passes from us to the retailers. At that time, we invoice the retailers and recognize revenue for these consignment transactions. We do not offer a right of return for products shipped to the retailers’ stores from the distribution centers. The amount of consignment inventory as of September 30, 2018 and December 31, 2017 was $18.2 million and $18.3 million.
The following tables disaggregate our revenue by product line and product type by segment for the quarter and nine months ended September 30, 2018:

Quarter Ended September 30, 2018
By Product family:	Siding	OSB	EWP	South America	Other	Inter-segment	Total
SmartSide® Strand siding	$187.7	$—	$—	$3.4	$—	$—	$191.1
SmartSide® Fiber siding	30.4	—	—	—	—	—	30.4
CanExel® siding	7.0	—	—	—	—	—	7.0
OSB - commodity	13.3	196.5	1.0	—	—	—	210.8
OSB - value-add	0.4	150.9	3.5	30.4	—	—	185.2
LVL	—	—	35.7	—	—	—	35.7
LSL	—	—	18.1	—	—	—	18.1
I-joist	—	—	34.1	—	—	—	34.1
Plywood	—	—	7.7	—	—	—	7.7
Other	2.0	1.7	4.7	0.7	7.6	—	16.7
	$240.8	$349.1	$104.8	$34.5	$7.6	$—	$736.8
By Product type:
Commodity	$13.3	$196.5	$8.7	$—	$—	$—	$218.5
Value-add	225.5	150.9	91.4	33.8	—	—	501.6
Other	2.0	1.7	4.7	0.7	7.6	—	16.7
	$240.8	$349.1	$104.8	$34.5	$7.6	$—	$736.8

Nine Months Ended September 30, 2018
By Product family:	Siding	OSB	EWP	South America	Other	Inter-segment	Total
SmartSide® Strand siding	$546.3	$—	$—	$17.1	$—	$—	$563.4
SmartSide® Fiber siding	84.2	—	—	—	—	—	84.2
CanExel® siding	33.4	—	—	—	—	—	33.4
OSB - commodity	34.4	608.5	9.0	—	—	—	651.9
OSB - value-add	22.0	435.4	11.4	102.5	—	—	571.3
LVL	—	—	112.7	—	—	—	112.7
LSL	—	—	48.8	—	—	—	48.8
I-joist	—	—	97.7	—	—	—	97.7
Plywood	—	—	23.3	—	—	—	23.3
Other	9.1	5.9	11.7	2.6	22.9	—	52.2
	$729.4	$1,049.8	$314.6	$122.2	$22.9	$—	$2,238.9
By Product type:
Commodity	$34.4	$608.5	$32.3	$—	$—	$—	$675.2
Value-add	685.9	435.4	270.6	119.6	—	—	1,511.5
Other	9.1	5.9	11.7	2.6	22.9	—	52.2
	$729.4	$1,049.8	$314.6	$122.2	$22.9	$—	$2,238.9

The following tables disaggregate our revenue by product line and product type by segment for the quarter and nine months ended September 30, 2017:

Quarter Ended September 30, 2017
By Product family:	Siding	OSB	EWP	South America	Other	Inter-segment	Total
SmartSide® Strand siding	$161.6	$—	$—	$3.3	$—	$(1.7)	$163.2
SmartSide® Fiber siding	28.4	—	—	—	—	—	28.4
CanExel® siding	13.1	—	—	—	—	—	13.1
OSB - commodity	20.2	209.5	1.8	—	—	—	231.5
OSB - value-add	—	139.1	3.4	34.0	—	—	176.5
LVL	—	—	37.7	—	—	—	37.7
LSL	—	—	12.5	—	—	—	12.5
I-joist	—	—	32.0	—	—	—	32.0
Plywood	—	—	8.2	—	—	—	8.2
Other	2.9	2.3	2.5	1.0	6.5	—	15.2
	$226.2	$350.9	$98.1	$38.3	$6.5	$(1.7)	$718.3
By Product type:
Commodity	$20.2	$209.5	$10.0	$—	$—	$—	$239.7
Value-add	203.1	139.1	85.6	37.3	—	(1.7)	463.4
Other	2.9	2.3	2.5	1.0	6.5	—	15.2
	$226.2	$350.9	$98.1	$38.3	$6.5	$(1.7)	$718.3

Nine Months Ended September 30, 2017
By Product family:	Siding	OSB	EWP	South America	Other	Inter-segment	Total
SmartSide® Strand siding	$482.0	$—	$—	$14.1	$—	$(3.5)	$492.6
SmartSide® Fiber siding	86.4	—	—	—	—	—	86.4
CanExel® siding	41.6	—	—	—	—	—	41.6
OSB - commodity	53.6	551.5	6.9	—	—	—	612.0
OSB - value-add	—	384.3	9.9	97.8	—	—	492.0
LVL	—	—	107.9	—	—	—	107.9
LSL	—	—	35.1	—	—	—	35.1
I-joist	—	—	88.1	—	—	—	88.1
Plywood	—	—	18.8	—	—	—	18.8
Other	7.6	8.5	7.7	2.9	22.3	(0.2)	48.8
	$671.2	$944.3	$274.4	$114.8	$22.3	$(3.7)	$2,023.3
By Product type:
Commodity	$53.6	$551.5	$25.7	$—	$—	$—	$630.8
Value-add	610.0	384.3	241.0	111.9	—	(3.5)	1,343.7
Other	7.6	8.5	7.7	2.9	22.3	(0.2)	48.8
	$671.2	$944.3	$274.4	$114.8	$22.3	$(3.7)	$2,023.3

NOTE 4 - STOCK-BASED COMPENSATION
We have a Management Incentive Plan (MIP) that is administered by the Compensation Committee of the Board of Directors. The Compensation Committee authorizes the grants of restricted stock (shares or units), performance share awards payable in stock based upon the attainment of specified performance goals and stock settled stock appreciation rights (SSARs). As of September 30, 2018, 2.9 million shares were available for grant under the 2013 Omnibus Plan.

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
Dollar amounts in millions	2018	2017	2018	2017
Total stock-based compensation expense (cost of sales, selling, general and administrative and other operating credits and charges, net)	$2.1	$2.0	$6.9	$8.0
Income tax provision related to stock-based compensation	(0.3)	0.2	(3.1)	0.5
Impact on cash flow due to taxes paid related to net share settlement of equity awards	1.5	0.5	9.3	5.3

At September 30, 2018, $13.7 million of compensation cost related to unvested performance shares, restricted stock and SSARs attributable to future service had not yet been recognized.
During the first nine months of 2018, we granted 159,054 performance units at an average grant date fair value of $29.31 per share and 321,048 restricted stock units at an average grant date fair value of $26.96 per share.

NOTE 5 – FAIR VALUE MEASUREMENTS
We estimated our Senior Notes due in 2024 to have a fair value of $350.2 million at September 30, 2018 and $363.9 million at December 31, 2017 based upon market quotations.
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

	Quarter Ended		Nine Months Ended
Share amounts in millions	September 30,		September 30,
	2018	2017	2018	2017
Denominator for basic earnings per share:
Weighted average common shares outstanding - basic	142.5	144.5	143.9	144.4
Effect of dilutive securities:
Dilutive effect of employee stock plans	1.4	2.0	1.7	1.9
Denominator for diluted earnings per share:
Weighted average shares outstanding - diluted	143.9	146.5	145.6	146.3
For the quarter and nine months ended September 30, 2018, there were no SSARs that were considered not in-the-money for purposes of our earnings per share calculation.
For the quarter and nine months ended September 30, 2017, SSARs relating to approximately 0.2 million shares of our common stock were considered not in-the-money for purposes of our earnings per share calculation.
NOTE 7 – RECEIVABLES
Receivables consist of the following:

Dollar amounts in millions	September 30, 2018	December 31, 2017
Trade receivables	$124.6	$124.6
Income tax receivable	2.3	2.2
Other receivables	17.4	16.6
Allowance for doubtful accounts	(0.8)	(0.9)
Total	$143.5	$142.5
Other receivables at September 30, 2018 and December 31, 2017 primarily consist of sales tax receivables, a receivable associated with an affiliate, receivables for tax credits and other miscellaneous receivables.

NOTE 8 – INVENTORIES
Inventories are valued at the lower of cost or net realizable value. Inventory cost includes materials, labor and operating overhead. The major types of inventories are as follows (work in process is not material):

Dollar amounts in millions	September 30, 2018	December 31, 2017
Logs	$50.3	$60.3
Other raw materials	24.6	20.8
Semi-finished inventory	20.5	24.3
Finished products	189.0	153.7
Total	$284.4	$259.1
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
At September 30, 2018, we have an investment in a joint venture with Resolute Forest Products to operate jointly owned I-Joist facilities in Quebec. We are the exclusive distributor of the I-joists produced and sold by the joint venture and these operations are considered an integral part of our operations. Our portion of the earnings and losses of these operations are classified as a reduction in cost of sales.
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
The Tax Act reduced the U.S. federal tax rate from 35% in 2017 to 21% in 2018 and eliminated the deduction for Domestic Production Activities. We estimate that these changes will result in a reduction of approximately 7% in our overall effective tax rate for 2018.
For the first nine months of 2018, the primary differences between the U.S. statutory rate of 21% and the 24% effective rate applicable to our income from continuing operations relate to state income tax, discretionary pension payments, foreign tax rates and tax deductions related to stock-based compensation. For the first nine months of 2017, the primary differences between the U.S. statutory rate of 35% and the 27% effective rate applicable to our continuing operations relate to foreign tax rates, changes in Canadian valuation allowances, and the deduction for U.S. Domestic Production Activities.

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
At the end of 2017, we recorded a provisional benefit of $18.4 million resulting from the reduction in the carrying value of our U.S. deferred tax liabilities to reflect the change in the U.S. corporate income tax rate from 35% to 21% under the Tax Act. During the first nine months of 2018, we revised our estimate of the amount of deferred taxes related to discretionary pension contributions, and recorded an additional benefit of $3.1 million as a discrete item in the second quarter.
Our accounting of other elements of the Tax Act is complete and there were no adjustments to the provisional amounts previously recorded.

NOTE 11 - OTHER OPERATING CREDITS AND CHARGES

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
Dollar amounts in millions	2018	2017	2018	2017
Reorganization charges	$(0.9)	$—	$(4.7)	$—
Adjustment to product-related warranty reserves	7.7	—	7.7	(5.4)
Refund of environmental costs	—	—	8.3	—
Refund of sales and use taxes	—	0.9	—	0.9
Expenses related to hurricane	(0.5)	—	(0.5)	—
Other	—	—	0.4	—
	$6.3	$0.9	$11.2	$(4.5)

During the third quarter of 2018, we recorded a gain of $7.7 million related to the reduction in product-related warranty reserves associated with CanExel products sold in specific geographic locations and for a specific time period based upon reductions in claims activities. Additionally, we recorded $0.9 million in severance and other charges related to certain reorganizations and a loss of $0.5 million related to property damage sustained by our Wilmington facility during the recent hurricane.

During the first nine months of 2018 in addition to the above, we recorded a gain of $8.3 million related to the settlement of previously-paid environmental costs or the liability for future environmental costs to be paid by a third party associated with a non-operating site, $3.8 million in severance and other charges related to certain reorganizations within the corporate offices, including the costs associated with the retirement of our previous chief financial officer and a gain of $0.4 million related to a previously-settled claim associated with our hardboard siding.

During the third quarter of 2017, we recorded a refund of $0.9 million related to sales and use taxes.

During the first nine months of 2017 in addition to the above, we recorded an increase of $5.4 million related to product-related warranty reserves associated with CanExel products sold in specific geographic locations and for a specific time period based upon increases in claims activities.

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
The activity in our reserve for estimated environmental loss contingency reserves for the quarter and nine months ended September 30, 2018 and 2017 is summarized in the following table.

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
Dollar amounts in millions	2018	2017	2018	2017
Beginning balance	$12.5	$15.7	$15.0	$15.9
Adjusted to expense	(0.8)	0.8	(1.6)	0.9
Payments made	(0.3)	(1.0)	(2.0)	(1.3)
Ending balance	$11.4	$15.5	$11.4	$15.5

Recorded in Other assets is $2.0 million related to a receivable for reimbursements of environmental costs associated with a non-operating site as of September 30, 2018.
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

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
Dollar amounts in millions	2018	2017	2018	2017
Net sales
Siding	$240.8	$226.2	$729.4	$671.2
OSB	349.1	350.9	1,049.8	944.3
EWP	104.8	98.1	314.6	274.4
South America	34.5	38.3	122.2	114.8
Other	7.6	6.5	22.9	22.3
Intersegment sales	—	(1.7)	—	(3.7)
	$736.8	$718.3	$2,238.9	$2,023.3
Operating profit (loss):
Siding	$59.8	$53.3	$167.8	$142.9
OSB	114.8	126.8	369.6	290.6
EWP	8.5	6.5	19.9	12.6
South America	6.5	5.8	25.0	16.4
Other	(1.2)	(1.6)	(2.9)	(2.7)
Other operating credits and charges, net	6.3	0.9	11.2	(4.5)
Gain (loss) on sale or impairment of long-lived assets, net	(0.3)	(0.7)	0.3	1.8
General corporate and other expenses, net	(27.9)	(29.5)	(82.8)	(84.1)
Interest expense, net of capitalized interest	(3.9)	(4.9)	(12.7)	(14.8)
Investment income	5.5	2.9	13.5	7.2
Other non-operating items	(2.2)	(2.2)	(4.3)	(7.2)
Income from continuing operations before taxes	165.9	157.3	504.6	358.2
Provision for income taxes	41.8	46.4	122.7	97.9
Income from continuing operations	$124.1	$110.9	$381.9	$260.3
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

NOTE 15 – PRODUCT WARRANTY
We provide warranties on the sale of most of our products and record an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The activity in warranty reserves for the quarter and nine months ended September 30, 2018 and 2017 are summarized in the following table:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
Dollar amounts in millions	2018	2017	2018	2017
Beginning balance	$22.8	$25.3	$24.7	$24.1
Accrued to expense	0.2	0.2	0.8	0.6
Accrued (reduced) to other operating credits and charges	(7.7)	—	(7.7)	5.4
Accrued to discontinued operations	—	1.5	—	1.5
Foreign currency translation	(0.1)	0.6	(0.5)	2.0
Payments made	(0.8)	(1.6)	(2.9)	(7.6)
Total warranty reserves	14.4	26.0	14.4	26.0
Current portion of warranty reserves	(4.0)	(9.0)	(4.0)	(9.0)
Long-term portion of warranty reserves	$10.4	$17.0	$10.4	$17.0
We continue to monitor warranty and other claims associated with these products and believe as of September 30, 2018 that the reserves associated with these matters are adequate. However, it is possible that additional changes may be required in the future.
The current portion of the warranty reserve is included in the caption “Accounts payable and accrued liabilities” and the long-term portion is included in Other long-term liabilities on our Consolidated Balance Sheets.

NOTE 16 - OTHER COMPREHENSIVE INCOME

Other comprehensive income activity, net of tax, is provided in the following table for the quarter and nine months ended September 30, 2018:

		Pension Adjustments
Dollar amounts in millions	Foreign currency translation adjustments	Actuarial losses	Prior service costs	Unrealized gain (loss) on investments	Other	Total
Balance at June 30, 2018	$(51.2)	$(94.3)	$(4.7)	$4.3	$(1.4)	$(147.3)
Other comprehensive income (loss) before reclassifications	(2.0)	(0.1)	—	0.2	—	(1.9)
Income taxes	—	—	—	—	—	—
Net other comprehensive income (loss) before reclassifications	(2.0)	(0.1)	—	0.2	—	(1.9)
Amounts reclassified from accumulated comprehensive income (loss)	—	1.5	0.1	—	—	1.6
Income taxes	—	(0.4)	—	—	—	(0.4)
Net amounts reclassified from cumulative other comprehensive income (loss)	—	1.1	0.1	—	—	1.2
Total other comprehensive income (loss)	(2.0)	1.0	0.1	0.2	—	(0.7)
Balance at September 30, 2018	$(53.2)	$(93.3)	$(4.6)	$4.5	$(1.4)	$(148.0)

		Pension Adjustments
Dollar amounts in millions	Foreign currency translation adjustments	Actuarial losses	Prior service costs	Unrealized gain (loss) on investments	Other	Total
Balance at December 31, 2017	$(39.7)	$(79.5)	$(4.9)	$3.5	$(1.5)	$(122.1)
Effect of adoption of ASU 2018-02	—	(17.4)	—	0.7	—	(16.7)
Other comprehensive income (loss) before reclassifications	(13.5)	0.2	—	0.4	—	(12.9)
Income taxes	—	—	—	(0.1)	—	(0.1)
Net other comprehensive income (loss) before reclassifications	(13.5)	0.2	—	0.3	—	(13.0)
Amounts reclassified from accumulated comprehensive income (loss)	—	4.6	0.4	—	0.1	5.1
Income taxes	—	(1.2)	(0.1)	—	—	(1.3)
Net amounts reclassified from cumulative other comprehensive income (loss)	—	3.4	0.3	—	0.1	3.8
Total other comprehensive income (loss)	(13.5)	3.6	0.3	0.3	0.1	(9.2)
Balance at September 30, 2018	$(53.2)	$(93.3)	$(4.6)	$4.5	$(1.4)	$(148.0)

Other comprehensive income activity, net of tax, is provided in the following table for the quarter and nine months ended September 30, 2017:

		Pension Adjustments
Dollar amounts in millions	Foreign currency translation adjustments	Actuarial losses	Prior service costs	Unrealized gain (loss) on investments	Other	Total
Balance at June 30, 2017	$(52.0)	$(86.4)	$(4.8)	$3.1	$(0.7)	$(140.8)
Other comprehensive income (loss) before reclassifications	10.4	(0.4)	—	0.7	(0.2)	10.5
Income taxes	—	—	—	(0.3)	—	(0.3)
Net other comprehensive income (loss) before reclassifications	10.4	(0.4)	—	0.4	(0.2)	10.2
Amounts reclassified from accumulated other comprehensive income (loss)	—	1.4	0.3	—	0.1	1.8
Income taxes	—	(0.5)	(0.1)	—	—	(0.6)
Net amounts reclassified from cumulative other comprehensive income (loss)	—	0.9	0.2	—	0.1	1.2
Total other comprehensive income (loss)	10.4	0.5	0.2	0.4	(0.1)	11.4
Balance at September 30, 2017	$(41.6)	$(85.9)	$(4.6)	$3.5	$(0.8)	$(129.4)

		Pension Adjustments
Dollar amounts in millions	Foreign currency translation adjustments	Actuarial losses	Prior service costs	Unrealized gain (loss) on investments	Other	Total
Balance at December 31, 2016	$(46.3)	$(87.7)	$(5.2)	$2.7	$(0.7)	$(137.2)
Other comprehensive income (loss) before reclassifications	4.7	(0.8)	—	1.3	(0.2)	5.0
Income taxes	—	—	—	(0.5)	—	(0.5)
Net other comprehensive income (loss) before reclassifications	4.7	(0.8)	—	0.8	(0.2)	4.5
Amounts reclassified from accumulated other comprehensive income (loss)	—	4.2	0.9	—	0.1	5.2
Income taxes	—	(1.6)	(0.3)	—	—	(1.9)
Net amounts reclassified from cumulative other comprehensive income (loss)	—	2.6	0.6	—	0.1	3.3
Total other comprehensive income (loss)	4.7	1.8	0.6	0.8	(0.1)	7.8
Balance at September 30, 2017	$(41.6)	$(85.9)	$(4.6)	$3.5	$(0.8)	$(129.4)
The amounts reclassified from accumulated other comprehensive income (loss) are included in the computation of net periodic pension cost; see Note 17 for additional details. The net periodic pension cost is included in Cost of sales, Selling, general and administrative expenses and Other non-operating items in the Consolidated Statements of Income.

During the first nine months of 2018, the strengthening of the U.S. dollar as compared to the functional currencies of our South American operations resulted in LP recording a loss on foreign currency adjustment in other comprehensive income of $13.5 million. During the first nine months of 2018, the Brazilian real weakened 18% and the Chilean peso weakened 6% as compared to the U.S. dollar.
NOTE 17 – DEFINED BENEFIT PENSION PLANS
The following table sets forth the net periodic pension cost for our defined benefit pension and postretirement plans during the quarter and nine months ended September 30, 2018 and 2017. In accordance with ASU 2017-07, "Retirement Benefits - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" (an amendment to ASC 715), all non-service related costs associated with our pension and post retirement plans are recorded outside of operating income. The net periodic pension cost included the following components:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
Dollar amounts in millions	2018	2017	2018	2017
Service cost	$1.2	$1.4	$3.4	$4.1
Other components of net periodic pension cost:
Interest cost	2.9	3.3	8.6	9.7
Expected return on plan assets	(3.3)	(3.3)	(10.1)	(9.8)
Amortization of prior service cost [1]	0.1	0.2	0.3	0.6
Amortization of net loss [1]	1.5	1.4	4.7	4.2
Net periodic pension cost	$2.4	$3.0	$6.9	$8.8

Net periodic pension cost included in cost of sales	$0.8	$0.9	$2.1	$2.7
Net periodic pension cost included in selling, general, and administrative expenses	0.4	0.5	1.3	1.4
Net periodic pension cost included in other non-operating items	1.2	1.6	3.5	4.7
	$2.4	$3.0	$6.9	$8.8
1The amortization of prior service costs and net loss are included in the amounts reclassified from accumulated other comprehensive income (loss). See Note 16 for additional details.
During the nine months ended September 30, 2018, we made $40.9 million in pension contributions to our defined benefit pension plans, which included a discretionary payment of $33.2 million to maximize the tax savings allowed under the Tax Cuts and Jobs Act and to lower our expenses associated with pension funding regulations going forward. We expect to contribute about $3.0 million to our defined benefit pension plans in the remaining months of 2018.

NOTE 18 - DISCONTINUED OPERATIONS

LP has adopted and implemented plans to sell selected businesses and assets in order to improve its operating results. For all periods presented, these operations include residual losses of mills divested in past years and associated warranty and other liabilities associated with these operations.

Included in the operating losses of discontinued operations for the nine months ended September 30, 2018 is an increase in reserves associated with our discontinued composite decking products of $5.0 million.

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
Demand for our products correlates to a significant degree to the level of new home construction activity in North America, which historically has been characterized by significant cyclicality. The U.S. Department of Census reported that U.S. single and multi-family housing starts were 4% higher than for the third quarter and 7% higher for the first nine months of 2018 as compared to the same periods of 2017.
OSB is sold as a commodity for which sales prices fluctuate daily based on market factors over which we have little or no control. We cannot predict whether the prices of our OSB products will remain at current levels or increase or decrease in the future. OSB prices (NC 7/16"), as reported by Random Lengths, were 8% lower for the third quarter and 13% higher for the first nine months of 2018 compared to the same periods in 2017.
For additional factors affecting our results, refer to the Management Discussion and Analysis of Financial Condition and Results of Operations overview contained in our Annual Report on Form 10-K for the year ended December 31, 2017 and to “About Forward-Looking Statements” and “Risk Factors” in this report.

EXECUTIVE SUMMARY

We recorded a 3% increase in sales to $736.8 million for the quarter ended September 30, 2018 from $718.3 million reported for the quarter ended September 30, 2017. We recorded income from continuing operations of $124.1 million for the quarter ended September 30, 2018 compared to $110.9 million for the quarter ended September 30, 2017. We recorded net income of $124.0 million ($0.86 per diluted share) for the quarter ended September 30, 2018 compared to $109.8 million ($0.75 per diluted share) for the quarter ended September 30, 2017. We reported a decrease of $1.0 million in Adjusted EBITDA from continuing operations for the third quarter of 2018 as compared to the third quarter of 2017. Declines in OSB pricing in all North American operations had a negative impact on our operating results of $5.0 million for the quarter ended September 30, 2018 as compared to the quarter ended September 30, 2017.

We recorded an 11% increase in sales to $2.2 billion for the nine months ended September 30, 2018 from $2.0 billion reported for the nine months ended September 30, 2017. We recorded income from continuing operations of $381.9 million for the nine months ended September 30, 2018 compared to $260.3 million for the nine months ended September 30, 2017. We recorded net income of $377.6 million ($2.59 per diluted share) for the nine months ended September 30, 2018 compared to $259.2 million ($1.77 per diluted share) for the nine months ended September 30, 2017. We reported an increase of $119.8 million in Adjusted EBITDA from continuing operations for the nine months ended of 2018 as compared to the first nine months of 2017. Improvements in OSB pricing in all North American operations had a positive impact on our operating results of $128.3 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.

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

We record liabilities for uncertain income tax positions based on a two-step process. The first step is recognition, where we evaluate whether an individual tax position has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. For tax positions that are currently estimated to have a less than 50% likelihood of being sustained, no tax benefit is recorded. For tax positions that have met the recognition threshold in the first step, we perform the second step of measuring the benefit (expense) to be recorded. The actual benefits (expense) ultimately realized may differ from our estimates. In future periods, changes in facts, circumstances, and new information may require us to change the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recorded in the consolidated statement of income and consolidated balance sheet in the period in which such changes occur. As of September 30, 2018 and December 31, 2017, we had liabilities for unrecognized tax benefits (including interest) pertaining to uncertain tax positions totaling $43.0 million and $42.3 million.

Customer Program Costs

Customer programs and incentives are a common practice in our businesses. Our businesses incur customer program costs to obtain favorable product placement, to promote sales of products and to maintain competitive pricing. Customer program costs and incentives, including rebates and promotion and volume allowances, are accounted for in either sales or the category selling and administrative expenses at the time the program is initiated and/or the revenue is recognized. The costs are predominantly recognized in sales and include, but are not limited to, volume allowances and rebates, promotional allowances, and cooperative advertising programs. These costs are recorded at the later of the time of sale or the implementation of the program based on management’s best estimates. Estimates are based on historical and projected experience for each type of program or customer. Volume allowances are accrued based on management’s estimates of customer volume achievement and other factors incorporated into customer agreements, such as new products, store sell-through, merchandising support and customer training. Management periodically reviews accruals for these rebates and allowances, and adjusts accruals when circumstances indicate (typically as a result of a change in volume expectations). As of September 30, 2018 and December 31, 2017, we had $27.5 million and $24.2 million accrued as customer rebates.

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

The following table represents significant items by operating segment and reconciles earnings results to EBITDA from continuing operations and Adjusted EBITDA from continuing operations:

Quarter Ended September 30, 2018 (Dollar amounts in millions)	Siding	OSB	EWP	South America	Other	Corporate	Total
Net income (loss)	$59.8	$114.8	$8.5	$6.5	$(1.3)	$(64.3)	$124.0
Loss from discontinued operations before taxes	—	—	—	—	0.1	—	0.1
Benefit for income taxes	—	—	—	—	—	—	—
Income (loss) from continuing operations	59.8	114.8	8.5	6.5	(1.2)	(64.3)	124.1
Provision for income taxes	—	—	—	—	—	41.8	41.8
Interest expense, net of capitalized interest	—	—	—	—	—	3.9	3.9
Depreciation and amortization	8.2	15.5	3.8	2.1	0.4	0.7	30.7
EBITDA from continuing operations	68.0	130.3	12.3	8.6	(0.8)	(17.9)	200.5
Stock-based compensation expense	0.3	0.2	0.1	—	—	1.5	2.1
Loss on sale or impairment of long-lived assets, net	—	—	—	—	—	0.3	0.3
Investment income	—	—	—	—	—	(5.4)	(5.4)
Other operating credits and charges, net	—	—	—	—	—	(6.3)	(6.3)
Other non-operating items	—	—	—	—	—	2.2	2.2
Adjusted EBITDA from continuing operations	$68.3	$130.5	$12.4	$8.6	$(0.8)	$(25.6)	$193.4
Adjusted EBITDA Margin	28%	37%	12%	25%	(11)%	NA	26%

Quarter Ended September 30, 2017 (Dollar amounts in millions)	Siding	OSB	EWP	South America	Other	Corporate	Total
Net income (loss)	$53.3	$126.8	$6.5	$5.8	$(2.7)	$(79.9)	$109.8
Loss from discontinued operations	—	—	—	—	1.7	—	1.7
Benefit for income taxes	—	—	—	—	(0.6)	—	(0.6)
Income (loss) from continuing operations	53.3	126.8	6.5	5.8	(1.6)	(79.9)	110.9
Provision for income taxes	—	—	—	—	—	46.4	46.4
Interest expense, net of capitalized interest	—	—	—	—	—	4.9	4.9
Depreciation and amortization	8.1	15.2	4.0	2.4	0.7	0.7	31.1
EBITDA from continuing operations	61.4	142.0	10.5	8.2	(0.9)	(27.9)	193.3
Stock-based compensation expense	0.2	0.2	0.1	—	—	1.5	2.0
Gain on sale or impairment of long-lived assets, net	—	—	—	—	—	0.7	0.7
Investment income	—	—	—	—	—	(2.9)	(2.9)
Other operating credits and charges, net	—	—	—	—	—	(0.9)	(0.9)
Other non-operating items	—	—	—	—	—	2.2	2.2
Adjusted EBITDA from continuing operations	$61.6	$142.2	$10.6	$8.2	$(0.9)	$(27.3)	$194.4
Adjusted EBITDA Margin	27%	41%	11%	21%	(14)%	NA	27%

Nine Months Ended September 30, 2018 (Dollar amounts in millions)	Siding	OSB	EWP	South America	Other	Corporate	Total
Net income (loss)	$167.8	$369.6	$19.9	$25.0	$(7.2)	$(197.5)	$377.6
Loss from discontinued operations	—	—	—	—	5.7	—	5.7
Benefit for income taxes	—	—	—	—	(1.4)	—	(1.4)
Income (loss) from continuing operations	167.8	369.6	19.9	25.0	(2.9)	(197.5)	381.9
Provision for income taxes	—	—	—	—	—	122.7	122.7
Interest expense, net of capitalized interest	—	—	—	—	—	12.7	12.7
Depreciation and amortization	24.8	43.8	12.5	6.7	1.6	2.4	91.8
EBITDA from continuing operations	192.6	413.4	32.4	31.7	(1.3)	(59.7)	609.1
Stock-based compensation expense	0.8	0.7	0.3	—	—	4.6	6.4
Gain on sale or impairment of long-lived assets, net	—	—	—	—	—	(0.3)	(0.3)
Investment income	—	—	—	—	—	(13.5)	(13.5)
Other operating credits and charges, net	—	—	—	—	—	(11.2)	(11.2)
Other non-operating items	—	—	—	—	—	4.3	4.3
Adjusted EBITDA from continuing operations	$193.4	$414.1	$32.7	$31.7	$(1.3)	$(75.8)	$594.8
Adjusted EBITDA Margin	27%	39%	10%	26%	(6)%	NA	27%

Nine Months Ended September 30, 2017 (Dollar amounts in millions)	Siding	OSB	EWP	South America	Other	Corporate	Total
Net income (loss)	$142.9	$290.6	$12.6	$16.4	$(3.8)	$(199.5)	$259.2
Loss from discontinued operations	—	—	—	—	1.7	—	1.7
Benefit for incomes taxes	—	—	—	—	(0.6)	—	(0.6)
Income (loss) from continuing operations	142.9	290.6	12.6	16.4	(2.7)	(199.5)	260.3
Provision for income taxes	—	—	—	—	—	97.9	97.9
Interest expense, net of capitalized interest	—	—	—	—	—	14.8	14.8
Depreciation and amortization	23.7	44.8	11.6	6.8	2.1	2.3	91.3
EBITDA from continuing operations	166.6	335.4	24.2	23.2	(0.6)	(84.5)	464.3
Stock-based compensation expense	0.6	0.6	0.2	—	—	6.6	8.0
Gain on sale or impairment of long-lived assets, net	—	—	—	—	—	(1.8)	(1.8)
Investment income	—	—	—	—	—	(7.2)	(7.2)
Other operating credits and charges, net	—	—	—	—	—	4.5	4.5
Other non-operating items	—	—	—	—	—	7.2	7.2
Adjusted EBITDA from continuing operations	$167.2	$336.0	$24.4	$23.2	$(0.6)	$(75.2)	$475.0
Adjusted EBITDA Margin	25%	36%	9%	20%	(3)%	NA	23%

The following table provides the reconciliation of net income to adjusted income from continuing operations:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$124.0	$109.8	$377.6	$259.2
Add (deduct):
Loss from discontinued operations	0.1	1.1	4.3	1.1
(Gain) loss on sale or impairment of long-lived assets, net	0.3	0.7	(0.3)	(1.8)
Other operating credits and charges, net	(6.3)	(0.9)	(11.2)	4.5
Reported tax provision	41.8	46.4	122.7	97.9
Normalized tax provision at 25% for 2018 and 35% for 2017	(40.0)	(55.0)	(123.3)	(126.3)
Adjusted income from continuing operations	$119.9	$102.1	$369.8	$234.6
Diluted shares outstanding	143.9	146.5	145.6	146.3
Adjusted income from continuing operations per diluted share	$0.83	$0.70	$2.54	$1.60

OUR OPERATING RESULTS
Our results of operations for each of our segments are discussed below, as are results of operations for the “other” category which comprises other products that are not individually significant. See Note 13 of the Notes to the consolidated financial statements included in item 1 of this report for further information regarding our segments.
SIDING
Our siding segment manufactures and markets wood-based siding (strand and fiber based) and related accessories and OSB products.
Segment sales, operating income and Adjusted EBITDA from continuing operations for this segment are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Net sales	$240.8	$226.2	6%	$729.4	$671.2	9%
Operating income	$59.8	$53.3	12%	$167.8	$142.9	17%
Adjusted EBITDA from continuing operations	$68.3	$61.6	11%	$193.4	$167.2	16%
Adjusted EBITDA margin	28%	27%		27%	25%
Sales in this segment by product line are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
SmartSide® strand siding	$187.7	$161.6	16%	$546.3	$482.0	13%
SmartSide® fiber siding	30.4	28.4	7%	84.2	86.4	(3)%
CanExel siding	7.0	13.1	(47)%	33.4	41.6	(20)%
OSB - commodity	13.3	20.2	(34)%	34.4	53.6	(36)%
OSB - value add	0.4	—	100%	22.0	—	100%
Other	2.0	2.9	(31)%	9.1	7.6	20%
Total	$240.8	$226.2	6%	$729.4	$671.2	9%

Percent changes in average sales prices and unit shipments for the quarter and nine months ended September 30, 2018 compared to the quarter and nine months ended September 30, 2017 are as follows:

	Quarter Ended September 30, 2018 versus 2017		Nine Months Ended September 30, 2018 versus 2017
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
SmartSide® strand siding	5%	10%	5%	8%
SmartSide® fiber siding	11%	(5)%	9%	(11)%
CanExel siding	(5)%	(42)%	4%	(22)%
OSB	(11)%	(24)%	16%	(10)%
For the quarter and nine months ended September 30, 2018 compared to the corresponding periods in 2017, sales volumes increased in our SmartSide strand product line due to increased market penetration in key markets. Sales prices in our SmartSide strand product line for the quarter and nine months ended September 30, 2018 as compared to the corresponding periods in 2017 were higher due to price increases which were implemented in the first quarter of 2018 and the second quarter of 2017.
For the quarter and nine months ended September 30, 2018 compared to the corresponding periods in 2017, sales volumes declined in our SmartSide fiber product line due to our decision to raise prices which slowed demand. Sales prices in our SmartSide fiber product line for the quarter and nine months ended September 30, 2018 as compared to the corresponding periods in 2017 were higher due to a price increase implemented in the first quarter of 2018.
For CanExel, sales volumes decreased in the third quarter and first nine months of 2018 as compared to the corresponding periods in 2017 due to decreased demand in Canada due to customers re-balancing their inventories. Sales prices changed for the third quarter and first nine months of 2018 as compared to the corresponding periods in 2017 due to changes in our product mix and the fluctuations in the U.S. to Canadian dollar as a majority of these sales are denominated in Canadian dollars.
For our OSB produced in the siding segment for the quarter and nine months ended September 30, 2018 compared to the corresponding periods in 2017, sales prices changed, as discussed in the OSB segment below. Sales volumes were lower for the quarter and nine months ended September 30, 2018 compared to the corresponding periods in 2017 due to logistics challenges. We estimated Adjusted EBITDA from continuing operations associated with OSB produced and sold in the siding segment for the quarter and nine months ended September 30, 2018 was $4.5 million and $19.6 million as compared to the comparable periods in 2017 of $8.5 million and $14.9 million.
Overall, the improvement in the siding segment for the third quarter and first nine months of 2018 compared to the same periods of 2017 was due to higher pricing and volume on our SmartSide strand products which were partially offset by increases in raw materials, primarily resin, expenses associated with the Dawson Creek conversion project, logistic challenges resulting in higher freight and lower throughput, principally at our Dawson Creek mill and increases in sales and marketing expenses.
OSB
Our OSB segment manufactures and distributes OSB structural panel products in North America and certain export markets.
Segment sales, operating income and Adjusted EBITDA from continuing operations for this segment are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Net sales	$349.1	$350.9	(1)%	$1,049.8	$944.3	11%
Operating income	$114.8	$126.8	(9)%	$369.6	$290.6	27%
Adjusted EBITDA from continuing operations	$130.5	$142.2	(8)%	$414.1	$336.0	23%
Adjusted EBITDA Margin	37%	41%		39%	36%
Sales in this segment by product line are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
OSB - commodity	$196.5	$209.5	(6)%	$608.5	$551.5	10%
OSB - value add	150.9	139.1	8%	435.4	384.3	13%
Other	1.7	2.3	(26)%	5.9	8.5	(31)%
Total	$349.1	$350.9	(1)%	$1,049.8	$944.3	11%
Percent changes in average sales prices and unit shipments for the quarter and nine months ended September 30, 2018 compared to the quarter and nine months ended September 30, 2017 are as follows:

	Quarter Ended September 30, 2018 versus 2017		Nine Months Ended September 30, 2018 versus 2017
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
OSB - commodity	(4)%	(4)%	12%	(2)%
OSB - value-add	3%	8%	13%	1%
For the quarter ended September 30, 2018, OSB prices decreased compared to the corresponding period in 2017 and increased for the nine months ended September 30, 2018 compared to the corresponding periods in 2017 likely due to the overall demand compared to the supply available in the market.
Sales volumes for the quarter ended and nine months ended September 30, 2018 are higher in value-add and lower in commodity compared to the corresponding periods of 2017 due to our continued expansion of our value added footprint.
The decrease in selling price negatively impacted operating results and Adjusted EBITDA from continuing operations by $3.8 million for the quarter ended September 30, 2018 as compared to the same period in 2017. The increase in selling price positively impacted operating results and Adjusted EBITDA by $117.4 million for the nine months ended September 30, 2018 as compared to the same period in 2017.
Overall the decline in our OSB segment results for the quarter ended September 30, 2018 as compared to the same period in 2017 was due to decreased sales prices and increases in raw material costs (primarily resin). Overall, the improvements in our OSB segment results for nine months ended September 30, 2018 as compared to the same period in 2017 was due to increased sales prices partially offset by increases in raw material costs (primarily resin) and increases in manufacturing costs due to downtime related to logistics associated with our Western Canadian operations and maintenance capital improvements.
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
Segment sales, operating results and Adjusted EBITDA from continuing operations for this segment are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Net sales	$104.8	$98.1	7%	$314.6	$274.4	15%
Operating income	$8.5	$6.5	31%	$19.9	$12.6	58%
Adjusted EBITDA from continuing operations	$12.4	$10.6	17%	$32.7	$24.4	34%
Adjusted EBITDA margin	12%	11%		10%	9%

Sales in this segment by product line are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
LVL	$35.7	$37.7	(5)%	$112.7	$107.9	4%
LSL	18.1	12.5	45%	48.8	35.1	39%
I-Joist	34.1	32.0	7%	97.7	88.1	11%
OSB - commodity	1.0	1.8	(44)%	9.0	6.9	30%
OSB - value add	3.5	3.4	3%	11.4	9.9	15%
Plywood	7.7	8.2	(6)%	23.3	18.8	24%
Other	4.7	2.5	88%	11.7	7.7	52%
Total	$104.8	$98.1	7%	$314.6	$274.4	15%
Percent changes in average sales prices and unit shipments for the quarter and nine months ended September 30, 2018 compared to the quarter and nine months ended September 30, 2017 are as follows:

	Quarter Ended September 30, 2018 versus 2017		Nine Months Ended September 30, 2018 versus 2017
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
LVL	9%	(10)%	9%	(3)%
LSL	13%	30%	10%	28%
I-Joist	5%	4%	8%	5%
OSB	13%	(24)%	17%	5%
Plywood	(10)%	5%	12%	11%
For the quarter ended September 30, 2018 compared to the same period in 2017, sales volumes decreased in LVL in response to our price increases and certain regional market weakness. For the quarter and nine months ended September 30, 2018 compared to the same periods in 2017, sales volumes increased in LSL and I-Joist due to continued penetration into new applications. Net average selling prices increased due to price increases implemented across all product lines, except plywood. The changes in selling prices for OSB and plywood impacted operating results and Adjusted EBITDA from continuing operations positively by $0.5 million for OSB and negatively by $0.9 million for plywood for the quarter ended September 30, 2018 and positively impacted OSB by $2.9 million and plywood by $2.5 million for the nine months ended September 30, 2018 as compared to the same periods in 2017.
During the third quarter, our Wilmington, N.C. engineered wood operation suffered damage in Hurricane Florence and has been temporarily shutdown. Initial cost ( $0.5 million) associated with the repairs and clean up are included in our other operating charges and credits for the third quarter of 2018. We anticipate additional costs of $10 to $15 million (including capital) be incurred in the fourth quarter of 2018. It is expected that LP will receive reimbursement from our insurance carriers for costs in excess of our $5 million deductible.
For the quarter and nine months ended September 30, 2018, compared to the same periods in 2017, results of operations improved due to increased sales prices and reductions in manufacturing costs due to higher utilization across all EWP mills partially offset by increases in raw material costs, principally, lumber, veneer and OSB.
SOUTH AMERICA
Our South America segment manufactures and distributes OSB structural panel and siding products in South America and selected export markets. This segment has manufacturing operations in two countries, Chile and Brazil and operates sales offices in Chile, Brazil, Peru and Argentina.
Segment sales, operating income and Adjusted EBITDA from continuing operations for this segment are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Net sales	$34.5	$38.3	(10)%	$122.2	$114.8	6%
Operating income	$6.5	$5.8	12%	$25.0	$16.4	52%
Adjusted EBITDA from continuing operations	$8.6	$8.2	5%	$31.7	$23.2	37%
Adjusted EBITDA margin	25%	21%		26%	20%
Sales in this segment by product line are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
OSB - value add	$30.4	$34.0	(11)%	$102.5	$97.8	5%
SmartSide strand siding	3.4	3.3	3%	17.1	14.1	21%
Other	0.7	1.0	(30)%	2.6	2.9	(10)%
Total	$34.5	$38.3	(10)%	$122.2	$114.8	6%
Percent changes in average sales prices and unit shipments for the quarter and nine months ended September 30, 2018 compared to the quarter and nine months ended September 30, 2017 are as follows:

	Quarter Ended September 30, 2018 versus 2017		Nine Months Ended September 30, 2018 versus 2017
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
OSB	7%	(17)%	18%	(10)%
Siding	2%	(3)%	6%	12%
OSB sales volumes decreased for the quarter and nine months ended September 30, 2018 as compared to the corresponding periods in 2017 due to reduced demand in South America due to the slowing housing market in Chile and continued economic weakness across South America. Sales prices for OSB and siding increased for the quarter and nine months ended September 30, 2018 as compared to the corresponding periods in 2017 due to price increases implemented in South America. For the quarter ended September 30, 2018, siding volume decreased due to the slowing housing market. however for the nine months ended September 30, 2018, sales volumes increased due to increased market penetration in key markets.
For the quarter and nine months ended September 30, 2018, compared to the same periods in 2017, results of operations were higher due to increases in sales prices partially offset by operating costs associated with start up of the third mill in Chile.
OTHER PRODUCTS
Our other products segment includes our joint venture that provides off-site framing for both residential and commercial construction, remaining timber and timberlands and other minor products, services and closed operations which are not classified as discontinued operations.
Segment sales, operating losses and Adjusted EBITDA from continuing operations for this category are as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Net sales	$7.6	$6.5	17%	$22.9	$22.3	3%
Operating losses	$(1.2)	$(1.6)	25%	$(2.9)	$(2.7)	(7)%
Adjusted EBITDA from continuing operations	$(0.8)	$(0.9)	11%	$(1.3)	$(0.6)	(117)%

GENERAL CORPORATE AND OTHER EXPENSE, NET
General corporate expenses were 5% lower for the the quarter and 2% lower for the nine months ended September 30, 2018 compared to the same periods in 2017. The decrease in costs are associated with changes in our incentive compensation plans and lower stock compensation expense offset by higher corporate initiatives related to supply chain activities. General corporate and other expenses primarily consist of corporate overhead such as wages and benefits, professional fees, insurance and other expenses for corporate functions including certain executive officers, public company costs, information technology, financial services, environmental and safety, legal, supply management, human resources and other corporate functions.
NON-OPERATING INCOME AND EXPENSE
Components of non-operating income and expense are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
Dollar amounts in millions	2018	2017	2018	2017
Interest income	$5.1	$2.6	$13.3	$6.4
Realized gain on sale of long-term security	0.2	—	0.2	—
SERP market adjustments	0.1	0.3	—	0.8
Investment income	5.4	2.9	13.5	7.2

Interest expense	(4.7)	(5.2)	(15.0)	(15.5)
Amortization of debt charges	(0.2)	(0.2)	(0.6)	(0.7)
Capitalized interest	1.1	0.5	2.9	1.4
Interest expense, net of capitalized interest	(3.8)	(4.9)	(12.7)	(14.8)

Net periodic pension cost, excluding service cost	(1.2)	(1.6)	(3.5)	(4.8)
Foreign currency gain (loss)	(1.0)	(0.6)	(0.8)	(2.4)
Other non-operating items	(2.2)	(2.2)	(4.3)	(7.2)

Total non-operating expense	$(0.6)	$(4.2)	$(3.5)	$(14.8)

INCOME TAXES
For the first nine months of 2018, we recorded an income tax expense on continuing operations of 24% as compared to 27% in the comparable period of 2017. The primary differences between the U.S. statutory rate of 21% and the effective rate of 24% applicable to our income from continuing operations for the first nine months of 2018 relate to state income tax, foreign tax rates, discretionary pension payments and tax deductions related to stock-based compensation. For the first nine months of 2017, the primary differences between the U.S. statutory rate of 35% and the effective rate of 27% applied to our continuing operations relate to foreign tax rates, changes in Canadian valuation allowances and the deduction for U.S. domestic production activities.
Each quarter the income tax accrual is adjusted to the latest estimate and the difference from the previously accrued year-to-date balance is recorded in the current quarter.
OTHER COMPREHENSIVE INCOME (LOSS)
During the first nine months of 2018, the strengthening of the U.S. dollar as compared to the functional currencies of our South American operations resulted in a loss on foreign currency adjustment in other comprehensive income of $13.5 million as compared to income of $4.7 million during the comparable period of 2017. During the first nine months of 2018, the Brazilian real and Chilean peso weakened 18% and 6% as compared to the U.S. dollar.

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
OPERATING ACTIVITIES
During the first nine months of 2018, operating activities provided $419.2 million of cash compared to $305.0 million during the first nine months of 2017. This change was primarily related to improvements in operating results (higher OSB pricing and SmartSide strand volume) offset by increases in working capital. In the third quarter of 2018, we made a discretionary contribution to our defined benefit pension plan of $33.2 million to maximize the tax savings allowed under the Tax Cuts and Jobs Act and lower our expenses associated with pension funding regulations going forward.
INVESTING ACTIVITIES
During the first nine months of 2018, cash used in investing activities was approximately $172.7 million. Capital expenditures in the first nine months of 2018 were $150.4 million. We used $45.0 million to invest in an unconsolidated affiliate (see Note 9 for additional details). Additionally, we received a payment of $22.2 million on notes receivable from asset sales. Included in “Accounts payable” is $17.1 million related to capital expenditures that had not yet been paid as of September 30, 2018.
During the first nine months of 2017, cash used in investing activities was approximately $109.1 million. Capital expenditures in the first nine months of 2017 were $80.7 million. We used $32.0 million to deposit cash with the U.S. I.R.S to suspend the running of interest on potential underpayments of disputable income tax amounts for the year 2016. Included in “Accounts payable” was $8.2 million related to capital expenditures that had not yet been paid as of September 30, 2017.
Capital expenditures in 2018 are expected to be approximately $200 million to $225 million related to expansions in our siding business, growth and maintenance projects and our South American expansion.
FINANCING ACTIVITIES
During the first nine months of 2018, cash used in financing activities was $183.3 million. We used $56.1 million to pay cash dividends, $108.0 million to repurchase stock either though a share repurchase program or in connection with income tax withholding requirements associated with our employee stock-based compensation plans. Additionally, during the first nine months of 2018, we received a grant from the Investments in Forest Industry Transformation program in Canada for $3.1 million in connection with our conversion of the Dawson Creek OSB mill.
During the first nine months of 2017, cash used in financing activities was $8.2 million. We used $2.5 million to repay outstanding debt in the first nine months of 2017 and $5.3 million to repurchase stock from employees in connection with income tax withholding requirements associated with our employee stock-based compensation plans.

POTENTIAL IMPAIRMENTS
We continue to review mills and investments for potential impairments. Management currently believes we have adequate support for the carrying value of each of these assets based upon the anticipated cash flows that result from our estimates of future demand, pricing and production costs assuming certain levels of planned capital expenditures. As of September 30, 2018, the fair value of facilities that have not been indefinitely curtailed was in excess of their carrying value and supports the conclusion that no impairment is necessary for those facilities.
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

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2018, our Chief Executive Officer and Interim Chief Financial Officer have carried out, with the participation of the Company's Disclosure Practices Committee and the Company's management, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Act). Based upon this evaluation, the Chief Executive Officer and Interim Chief Financial Officer have concluded that LP’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
We had no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
KEY STATISTICS

	Quarter Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Housing starts[1]:
Single Family	235.6	229.6	687.7	648.6
Multi-Family	95.0	87.8	284.5	263.6
	330.6	317.4	972.2	912.2

[1] Actual U.S. Housing starts data reported by U.S. Census Bureau
The following tables set forth sales volume for the quarter and nine months ended September 30, 2018 and 2017.

	Quarter Ended September 30, 2018				Quarter Ended September 30, 2017
Sales Volume	Siding	OSB	EWP	Total	Siding	OSB	EWP	Total
SmartSide® Strand siding (MMSF)	290.6	—	—	290.6	263.2	—	—	263.2
SmartSide® fiber siding (MMSF)	62.1	—	—	62.1	65.3	—	—	65.3
CanExel® siding (MMSF)	6.8	—	—	6.8	11.8	—	—	11.8
OSB - commodity (MMSF)	46.6	660.1	3.5	710.2	62.8	686.6	6.3	755.7
OSB - value added (MMSF)	1.2	435.0	9.1	445.3	—	402.3	10.2	412.5
LVL (MMCF)	—	—	1.7	1.7	—	—	1.9	1.9
LSL (MMCF)	—	—	1.1	1.1	—	—	0.8	0.8
I-joist (MMLF)	—	—	23.6	23.6	—	—	22.8	22.8

	Nine Months Ended September 30, 2018				Nine Months Ended September 30, 2017
Sales Volume	Siding	OSB	EWP	Total	Siding	OSB	EWP	Total
SmartSide® Strand siding (MMSF)	862.0	—	—	862.0	797.2	—	—	797.2
SmartSide® fiber siding (MMSF)	175.4	—	—	175.4	197.5	—	—	197.5
CanExel® siding (MMSF)	31.7	—	—	31.7	40.6	—	—	40.6
OSB - commodity (MMSF)	111.6	1,938.6	28.9	2,079.1	189.0	1,973.8	25.9	2,188.7
OSB - value added (MMSF)	58.8	1,218.3	29.8	1,306.9	—	1,207.5	30.2	1,237.7
LVL (MMCF)	—	—	5.6	5.6	—	—	5.7	5.7
LSL (MMCF)	—	—	3.1	3.1	—	—	2.4	2.4
I-joist (MMLF)	—	—	69.1	69.1	—	—	66.0	66.0

INDUSTRY PRODUCT TRENDS
The following table sets forth the average wholesale price of OSB in the United States for the periods specified in dollars per 1,000 square feet.

	OSB Western Canada 7/16" Basis	OSB Southwest 7/16" Basis	OSB N. Central 7/16" Basis
Average
2017 1st Qtr. Avg.	$263	$308	$292
2017 2nd Qtr. Avg.	$318	$328	$327
2017 3rd Qtr. Avg.	$382	$348	$401
2018 1st Qtr. Avg.	$356	$346	$367
2018 2nd Qtr. Avg.	$408	$435	$423
2018 3rd Qtr. Avg.	$285	$306	$369

Source:	Random Lengths

PART II OTHER INFORMATION

Item 1.	Legal Proceedings.
The description of certain legal and environmental matters involving LP set forth in Part I of this report under “Note 12 – Legal and Environmental Matters” to the Notes to the financial statements contained herein is incorporated herein by reference.

Item 1A.	Risk Factors.

There have been no material changes with respect to the risk factors disclosed in our 2017 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following amount of our common stock was repurchased during the quarter ended September 30, 2018:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Purchase Plan or Program	Maximum Dollar Value of Shares That May Yet be Purchased under the Plans or Programs
July 1, 2018 - July 31, 2018	1,084,498	$27.63	1,084,498	$31,158,152
August 1, 2018 - August 31, 2018	551,594	$28.60	551,594	165,381,161
September 1, 2018 - September 30, 2018	477,442	$29.43	477,442	151,332,049
	2,113,534	$28.29	2,113,534
On November 5, 2014, we announced that our Board of Directors authorized us to repurchase up to $100 million of our common stock. On August 7, 2018, we announced that our Board of Directors authorized an additional stock repurchase program under which we may repurchase up to $150 million of our common stock.
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
Additionally, we repurchased 0.8 million shares at an average price of $23.12 through November 2, 2018 under these share repurchase authorizations.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

10.1	Non-Employee Directors Compensation Plan

10.2	Form of Restricted Stock Unit Award agreement for directors under the 2013 Omnibus Stock Award Plan.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certifications pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

100.INS	XBRL Instance Document

100.SCH	XBRL Taxonomy Extension Schema Document

100.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

100.DEF	XBRL Taxonomy Extension Definition Linkbase Document

100.LAB	XBRL Taxonomy Extension Label Linkbase Document

100.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOUISIANA-PACIFIC CORPORATION

Date:	November 6, 2018	BY:	/S/ W. BRADLEY SOUTHERN
W. Bradley Southern
Chief Executive Officer

Date:	November 6, 2018	BY:	/S/ REBECCA BARCKLEY
Rebecca Barckley
Controller, Financial Reporting
(Principal Accounting Officer)