Form 10-Q
period 2019-03-31
LOUISIANA-PACIFIC CORP
filed 2019-05-07
CIK 60519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
For Quarterly Period Ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $1 par value	LPX	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 123,444,775 shares of Common Stock, $1 par value, outstanding as of May 7, 2019. Except as otherwise specified and unless the context otherwise requires, references to "LP", the “Company”, “we”, “us”, and “our” refer to Louisiana-Pacific Corporation and its subsidiaries.

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

Item 1.	Financial Statements.
CONSOLIDATED BALANCE SHEETS
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$361	$878
Receivables, net of allowance for doubtful accounts of $2 million at March 31, 2019 and $1 million at December 31, 2018	166	128
Inventories	310	273
Prepaid expenses and other current assets	9	8
Total current assets	846	1,287

Timber and timberlands	56	62
Property, plant and equipment, net	1,031	1,010
Goodwill and other intangible assets	48	26
Operating lease assets	23	—
Investments in and advances to affiliates	9	49
Restricted cash	14	13
Other assets	65	61
Deferred tax asset	3	4
Total assets	$2,094	$2,514
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$5	$5
Accounts payable and accrued liabilities	229	233
Income taxes payable	1	21
Current portion of contingency reserves	2	2
Total current liabilities	238	262

Long-term debt, excluding current portion	347	347
Deferred income taxes	70	62
Non-current operating lease liabilities	14	—
Contingency reserves, excluding current portion	8	9
Other long-term liabilities	131	135

Redeemable noncontrolling interest	14	—

Stockholders’ equity:
Common stock, $1 par value, 200,000,000 shares authorized, 141,413,786 shares issued at March 31, 2019 and 153,358,542 shares issued at December 31, 2018	141	153
Additional paid-in capital	373	458
Retained earnings	1,314	1,613
Treasury stock, 17,967,927 shares and 16,525,351 shares, at cost	(412)	(378)
Accumulated comprehensive loss	(144)	(146)
Total stockholders’ equity	1,273	1,700
Total liabilities and stockholders’ equity	$2,094	$2,514
The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

	Quarter Ended March 31,
	2019	2018
Net sales	$582	$691
Cost of sales	501	515
Gross profit	81	177

Selling, general and administrative expenses	57	51
(Gain) loss on sale or impairment of long lived assets, net	1	(1)
Other operating credits and charges, net	2	—
Income from operations	22	127

Non-operating income (expense):
Interest expense, net of capitalized interest	(4)	(4)
Investment income	5	3
Other non-operating items	11	(1)
Total non-operating income (expense)	12	(3)

Income from continuing operations before taxes	34	125
Provision for income taxes	7	30
Income from continuing operations	26	95

Loss from discontinued operations before taxes	—	(5)
Benefit for income taxes	—	(1)
Loss from discontinued operations	—	(4)

Net income	26	91
Less: Net loss attributed to non-controlling interest	—	—
Net income attributed to Louisiana-Pacific Corporation	$27	$91

Amounts attributed to Louisiana-Pacific Corporation common shareholders:
Income from continuing operations, net of tax	27	95
Income from discontinued operations, net of tax	—	(4)
	$27	$91
Net income per share of common stock:
Income per share continuing operations	$0.20	$0.66
Loss per share discontinued operations	—	(0.03)
Net income per share - basic	$0.20	$0.63
Diluted net income per share of common stock:
Income per share continuing operations	$0.20	$0.65
Loss per share discontinued operations	—	(0.03)
Net income per share - diluted	$0.20	$0.62

Average shares of common stock used to compute net income per share:
Basic	131	145
Diluted	132	147
The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	Quarter Ended March 31,
	2019	2018
Net income	$26	$91
Other comprehensive income (loss):
Foreign currency translation adjustments	2	2
Defined benefit pension plans:
Change in benefit obligations, translation adjustment	—	—
Amortization of amounts included in net periodic benefit cost:
Actuarial loss, net of tax	1	1
Other comprehensive income (loss)	2	4
Comprehensive income	28	95
Less: comprehensive loss attributed to redeemable non-controlling interest	—	—
Comprehensive income attributed to Louisiana-Pacific Corporation	$29	$95
The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	Quarter Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26	$91
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31	31
Equity in (income) loss of unconsolidated affiliates, including dividends	(2)	(1)
(Gain) loss on sale or impairment of long-lived assets, net	1	(1)
Other operating credits and charges, net	2	—
Gain on acquisition	(14)	—
Stock-based compensation related to stock plans	2	2
Exchange (gain) loss on remeasurement	2	—
Cash settlements of warranties, net of accruals	(1)	4
Pension expense, net of contributions	1	2
Other adjustments, net of acquisition	—	1
Changes in assets and liabilities:
Increase in receivables	(35)	(29)
Increase in inventories	(36)	(54)
Increase in prepaid expenses	—	(1)
Decrease in accounts payable and accrued liabilities	(15)	(38)
Increase (decrease) in income taxes payable and deferred income taxes	(15)	25
Net cash provided by (used in) operating activities	(54)	31
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment additions	(43)	(43)
Proceeds from sales of assets	—	1
Cash acquired in acquisition	40	—
Other investing activities	(1)	—
Net cash used in investing activities	(5)	(43)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of cash dividends	(17)	(19)
Purchase of stock	(438)	—
Taxes paid related to net share settlement of equity awards	(4)	(6)
Other financing activities	—	3
Net cash used in financing activities	(459)	(22)
EFFECT OF EXCHANGE RATE ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	—	1
Net decrease in cash, cash equivalents and restricted cash	(517)	(32)
Cash, cash equivalents and restricted cash at beginning of period	892	941
Cash, cash equivalents and restricted cash at end of period	$375	$909

Supplemental cash flow information:
Cash paid for income taxes	$21	$3
Cash paid for interest, net of cash received	$5	$7

The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2018	153	$153	17	$(378)	$458	$1,613	$(146)	$1,700
Net income						27		27
Dividends paid ($0.135 per share)						(17)		(17)
Issuance of shares under stock plans			—	8	(8)			—
Purchase of stock	(12)	(12)	2	(38)	(80)	(308)		(438)
Compensation expense associated with stock-based compensation					2			2
Taxes paid related to net settlement of stock-based awards			—	(4)				(4)
Other comprehensive loss							2	2
Balance, March 31, 2019	141	$141	18	$(412)	$373	$1,314	$(144)	$1,273

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2017	153	$153	8	$(178)	$471	$1,280	$(122)	$1,605
Effect of adoption of ASU 2014-09						(4)		(4)
Effect of adoption of ASU 2018-02						17	(17)	—
Net income						91		91
Dividends paid ($0.13 per share)						(19)		(19)
Issuance of shares under stock plans			(1)	10	(10)			—
Compensation expense associated with stock-based compensation					2			2
Taxes paid related to net settlement of equity awards			—	(6)				(6)
Other comprehensive income							4	4
Balance, March 31, 2018	153	$153	8	$(173)	$463	$1,364	$(135)	$1,672
The accompanying notes are an integral part of these unaudited financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS FOR PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, the consolidated financial position, results of operations and cash flows of us and our subsidiaries for the interim periods presented. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018. All dollar amounts are shown in millions except per share.
NOTE 2 - LEASES
On January 1, 2019, we adopted ASU 2016-02, "Leases (Topic 842)" (ASC 842), which supersedes the lease accounting requirements in ASC Topic 840, "Leases". The new standard requires entities to recognize, separately from each other, an asset for its right to use (ROU) the underlying asset equal to the liability for its finance and operating lease obligations. Further, the company is required to present separately the current and non-current portion of the ROU asset and corresponding lease liability.
In July 2018, the FASB issued ASU 2018-11, "Leases (Topic 842)" Targeted Improvements, which provides an additional (and optional) transition method whereby the new lease standard is applied at the adoption date and recognized as an adjustment to retained earnings. The amendments have the same effective date and transition requirements as the new lease standard. We have elected to adopt using this optional transition method.
We determine if an arrangement is a lease at contract inception. A lease exists when a contract conveys to the customer the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration.
Our lease portfolio consists primarily of real estate, mobile equipment at our manufacturing facilities, railcars to transport our products, and a fleet of vehicles.
As part of our adoption of ASC 842, we have also elected to apply the following practical expedients as permitted under the new standard:

•
Package of practical expedients - we will not reassess whether expiring or existing contracts contain a lease, will not reassess the classification of expired or existing leases, and will not reassess whether lease initial direct costs would qualify for capitalization under the new lease accounting standard.

•
Lease and non-lease components as lessee - for leases across all asset classes in which we are a lessee, we will not separate non-lease components from lease components and instead will account for each separate lease component and the non-lease components associated with that lease component as a single lease component.

•
Short-term leases - we have elected not to recognize ROU assets and lease liabilities for short-term leases across all asset classes that have a lease term of 12 months or less. We recognize the lease payments associated with our short-term leases as an expense on a straight-line basis over the lease term.

Key estimates and judgments include how we determined the discount rate used to record the unpaid lease payments at present value and lease term.

•
ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. As most of our leases do not provide an implicit rate, we used our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

•
The lease term for all of our leases includes the noncancellable period of the lease plus any additional periods covered by either an option to extend (or not to terminate) the lease that we are reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor.

Quantitative Information

	Classification	March 31, 2019
Consolidated Balance Sheet
Assets:
Operating lease assets	Operating lease assets	$23
Finance lease assets	Property, plant, and equipment, net	2
Total lease assets		$24
Liabilities:
Current
Operating	Accounts payable and accrued liabilities	$8
Finance	Current portion of long-term debt	1
Noncurrent
Operating	Noncurrent operating lease liabilities	14
Finance	Long-term debt, excluding current portion	1
Total lease liabilities		$24

Consolidated Statement of Income
Lease Cost:
Operating lease cost	Cost of sales and Selling, general and administrative expenses	$2
Finance lease cost
Amortization of leased assets	Cost of sales	—
Interest on lease liabilities	Interest expense, net of capitalized interest	—
Total lease cost		$2

Maturity of Lease Liabilities	Operating Leases	Finance Leases	Total
2019	$7	$—	$7
2020	8	—	8
2021	5	—	6
2022	3	—	3
2023	1	—	1
2024 and thereafter	—	—	—
Total lease payments	24	2	25
Less: Interest	(1)	—	(1)
Present value of lease liabilities	$23	$2	$24

Lease Term and Discount Rate	March 31, 2019
Weighted-average remaining lease term (years)
Operating leases	3.2
Finance leases	3.4
Weighted-average discount rate
Operating leases	4.6%
Finance leases	4.3%

Other Information	March 31, 2019
Short-term lease cost	$1
Variable lease cost	6
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	—
Operating cash flows from operating leases	2
Financing cash flows from finance leases	—
Right-of-use assets obtained in exchange for new operating lease liabilities	6
Right-of-use assets obtained in exchange for new financing lease liabilities	1
Shown in the table below are future minimum operating lease commitments as of December 31, 2018, as disclosed in our 2018 Form 10-K, prior to adoption of the new lease standard.

Dollar amounts in millions
Year ended December 31,
2019	$8
2020	7
2021	5
2022	2
2023	—
2024 and thereafter	—
Total	$22

NOTE 3 - REVENUE
Revenue is recognized when obligations under the terms of a contract (purchase orders) with our customers are satisfied; generally, this occurs with the transfer of control of our products. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods. Shipping cost incurred by us to deliver products to our customers are recorded in cost of sales. We recognize revenue as of a point in time.
The following tables disaggregate our revenue by product line and product type by segment for the quarter ended March 31, 2019 and 2018:

Quarter Ended March 31, 2019
By Product family:	Siding	OSB	EWP	South America	Other	Inter-segment	Total
SmartSide® Strand siding	$187	$—	$—	6	$—	$—	$193
SmartSide® Fiber siding	26	—	—	—	—	—	26
CanExel® siding	17	—	—	—	—	—	17
OSB - commodity	3	107	2	—	—	(1)	111
OSB - value-add	—	98	2	38	—	—	138
LVL	—	—	31	—	—	—	31
LSL	—	—	13	—	—	(1)	12
I-joist	—	—	26	—	—	—	26
Plywood	—	—	7	—	—	—	7
Other	3	3	10	—	4	—	21
	$236	$208	$90	$45	$4	$(2)	$582
By Product type:
Commodity	$3	$107	$8	$—	$—	$(1)	$118
Value-add	230	98	72	44	—	(1)	443
Other	3	3	10	—	4	—	21
	$236	$208	$90	$45	$4	$(2)	$582

Quarter Ended March 31, 2018
By Product family:	Siding	OSB	EWP	South America	Other	Inter-segment	Total
SmartSide® Strand siding	$165	$—	$—	$7	$—	$—	$172
SmartSide® Fiber siding	26	—	—	—	—	—	26
CanExel® siding	14	—	—	—	—	—	14
OSB - commodity	9	181	3	—	—	—	193
OSB - value-add	9	129	4	35	—	—	177
LVL	—	—	37	—	—	—	37
LSL	—	—	13	—	—	—	13
I-joist	—	—	32	—	—	—	32
Plywood	—	—	8	—	—	—	8
Other	4	3	9	1	3	—	20
	$227	$313	$106	$42	$3	$—	$691
By Product type:
Commodity	$9	$181	$10	$—	$—	$—	$201
Value-add	214	129	86	42	—	—	470
Other	4	3	9	1	3	—	20
	$227	$313	$106	$42	$3	$—	$691

NOTE 4 - STOCK-BASED COMPENSATION
We have a Management Incentive Plan (MIP) that is administered by the Compensation Committee of the Board of Directors. The Compensation Committee authorizes the grants of restricted stock (shares or units), performance share awards payable in stock based upon the attainment of specified performance goals and SSARs. As of March 31, 2019, 3 million shares were available for grant under the 2013 Omnibus Plan.

	Quarter Ended
	March 31,
	2019	2018
Total stock-based compensation expense (cost of sales, selling, general and administrative and other operating credits and charges, net)	$2	$2
Income tax provision related to stock-based compensation	$(1)	$(2)
Impact on cash flow due to taxes paid related to net share settlement of equity awards	$4	$6
At March 31, 2019, $21 million of compensation cost related to unvested performance shares, restricted stock and SSARs attributable to future service had not yet been recognized.
During the first three months of 2019, we granted 195,452 performance units at an average grant date fair value of $25.19 per share and 323,760 restricted stock units at an average grant date fair value of $24.13 per share.
NOTE 5 – FAIR VALUE MEASUREMENTS
We estimated our Senior Notes due in 2024 to have a fair value of $352 million at March 31, 2019 and $338 million at December 31, 2018 based upon market quotations.
Carrying amounts reported on the balance sheet for cash and cash equivalents, accounts receivables, accounts payable and current portion of long-term debt approximate fair value due to the short-term maturity of these items.
NOTE 6 – EARNINGS PER SHARE
Basic earnings per share are based upon the weighted-average number of shares of common stock outstanding. Diluted earnings per share are based upon the weighted-average number of shares of common stock outstanding, plus all potentially dilutive securities that were assumed to be converted into common shares at the beginning of the period under the treasury stock method. Our potentially dilutive securities consist of stock options, stock settled appreciation rights (SSARs), restricted stock or units and performance share awards.

	Quarter Ended
	March 31,
	2019	2018
Denominator for basic earnings per share:
Weighted average common shares outstanding - basic	131	145
Effect of dilutive securities:
Dilutive effect of employee stock plans	1	2
Denominator for diluted earnings per share:
Weighted average shares outstanding - diluted	132	147
For the three months ended March 31, 2019 and 2018, there were no SSARs that were considered not in-the-money for purposes of our earnings per share calculation.
NOTE 7 - SHARE REPURCHASE PROGRAM

During the quarter ended March 31, 2019, we announced that our Board of Directors authorized an additional $600 million share repurchase program, including an accelerated share repurchase (ASR) program, which was initiated in February 2019. In connection with the ASR program, we entered into an agreement with Goldman, Sachs & Co.

(GS) to repurchase $400 million of our common stock. Under the ASR, we received approximately 12 million shares of our common stock during the quarter ended March 31, 2019.

At the final settlement of the ASR program, which is expected to occur prior to the end of the third quarter of 2019, GS may be required to deliver additional shares of common stock to us or, under certain circumstances, we may be required to deliver shares of our common stock or may elect to make a cash payment to GS, with the number of shares to be delivered or the amount of such payment based on the difference between the volume-weighted average price, less a discount, of our common stock during the term of the agreement and the initial $400 million paid.

NOTE 8 – RECEIVABLES
Receivables consist of the following:

	March 31, 2019	December 31, 2018
Trade receivables	$132	$87
Income tax receivable	18	16
Other receivables	18	25
Allowance for doubtful accounts	(2)	(1)
Total	$166	$128
Other receivables at March 31, 2019 and December 31, 2018 primarily consist of sales tax receivables, vendor rebates, interest receivables, a receivable associated with an affiliate and other miscellaneous receivables.
NOTE 9 – INVENTORIES
Inventories are valued at the lower of cost or net realizable value. Inventory cost includes materials, labor and operating overhead. The major types of inventories are as follows (work in process is not material):

	March 31, 2019	December 31, 2018
Logs	$77	$57
Other raw materials	26	25
Semi-finished inventory	21	23
Finished products	186	168
Total	$310	$273
NOTE 10 - REDEEMABLE NONCONTROLLING INTEREST

Redeemable noncontrolling interest are interests in subsidiaries that are redeemable outside of our control either for cash or other assets. These interests are classified as mezzanine equity and measured at the greater of estimated redemption value at the end of each reporting period or the historical cost basis of the noncontrolling interest adjusted for cumulative earnings allocations. The resulting increases or decreases in the estimated redemption amount of redeemable preferred noncontrolling interest are affected by corresponding charges through income. Any adjustments recognized on redeemable common noncontrolling interest are affected by corresponding charges to accumulated paid in capital.

During the first quarter of 2019, we obtained a controlling interest in Entekra Holdings, LLC (Entekra). Entekra's results of operations have been fully consolidated for periods after December 31, 2018 and we established a redeemable noncontrolling interest related to the minority holders.
Due to the pre-existing ownership interest in Entekra, this acquisition was accounted for as a step acquisition in accordance with ASC 805, "Business Combinations". We recognized a gain of $14 million recorded within other non-operating items on our Consolidated Statements of Income in connection with this transaction to record our ownership interest in Entekra at fair value on the acquisition date based upon an appraisal.

Including our previously owned interest, we acquired net assets of $56 million, consisting of $41 million in current assets, $6 million in fixed assets, $25 million of goodwill and other intangible assets less $1 million in current liabilities and $15 million in non-controlling interest. Certain information about Entekra (e.g., pro forma financial information and allocation of purchase price) is not presented because such information is not material to our results of operations and financial position.

	Quarter Ended
	March 31,
	2019	2018
Beginning balance	$—	$—
Purchase of redeemable common and preferred stock	15	—
Adjustment to redemption value	—	—
Net loss attributable to redeemable non-controlling interest	—	—
Ending balance	$14	$—
As of March 31, 2019, Entekra has entered into a long term lease associated with their manufacturing facility which is currently under construction. In accordance with ASC 842, Entekra does not yet control the underlying asset. When Entekra obtains control, we anticipate that we will increase our ROU assets by $18 million and the related lease liability by a comparable amount.
NOTE 11 - GOODWILL AND OTHER INTANGIBLES

Changes in goodwill and other intangible assets for the quarter ended March 31, 2019 is provided in the following table:

Dollar amounts in millions	2019
	Timber and timberlands	Goodwill	Developed Technology	Other Assets	Total
Beginning balance December 31,	$41	$16	$10	$—	$67
Additions related to the consolidation of Entekra (Note 10)	—	10	12	3	25
Amortization	(1)	—	—	—	(1)
Total goodwill and other intangibles	$40	$26	$22	$3	$91

NOTE 12 – INCOME TAXES
For interim periods, accounting standards require that income tax expense be determined by applying the estimated annual effective income tax rate to year-to-date results, unless this method does not result in a reliable estimate of year-to-date income tax expense. Each period, the income tax accrual is adjusted to the latest estimate and the difference from the previously accrued year-to-date balance is adjusted to the current quarter. Changes in profitability estimates in various jurisdictions will impact our quarterly effective income tax rates.

For the first three months of 2019, our income tax expense on continuing operations reflects a rate of 21% as compared to 24% in the comparable period of 2018. For the first three months of 2019, our effective rate of 21% is equal to the U.S. statutory rate of 21%, as increases caused by the effects of foreign and state tax rates are offset by several discrete first quarter benefit items, including tax deductions related to stock-based compensation and the favorable resolution of prior period Chilean tax positions. For the first three months of 2018, the primary differences between the U.S. statutory rate of 21% and the effective rate of 24% relates to state income taxes, foreign tax rates and tax deductions related to stock-based compensation.

NOTE 13 - OTHER OPERATING CREDITS AND CHARGES

During the first quarter of 2019, we recorded a loss of $2 million on severance and other charges related to certain reorganizations within the corporate offices and property damage sustained by our Wilmington facility during a hurricane occurring in the fall of 2018.

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

Recorded in Other assets is $1 million related to a receivable for reimbursements of environmental costs associated with a non-operating site as of March 31, 2019.
Other Proceedings
We and our subsidiaries are parties to other legal proceedings. Based on the information currently available, management believes the resolution of such proceedings will not have a material adverse effect on our financial position, results of operations, cash flows or liquidity.

NOTE 15 – SELECTED SEGMENT DATA
We operate in four segments: Siding, North America Oriented Strand Board (OSB), Engineered Wood Products (EWP) and South America. Our business units have been aggregated into these four segments based upon the similarity of economic characteristics, customers and distribution methods. Our results of operations are summarized below for each of these segments separately as well as for the “other” category which comprises other products that are not individually significant. Segment information was prepared in accordance with the same accounting principles as those described in Note 1 of the Notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018. During the first quarter of 2019, certain timber operations where reclassified from other to EWP and we have reclassifed a significant portion of our unallocated expenses to the business segments effective during the first quarter of 2019. All prior periods presented have been adjusted for comparability.

	Quarter Ended
	March 31,
	2019	2018
Net sales
Siding	$236	$227
OSB	208	313
EWP	90	106
South America	45	42
Other	4	3
Intersegment sales	(2)	—
	$582	$691
Operating profit (loss):
Siding	$33	$36
OSB	(8)	89
EWP	3	—
South America	8	9
Other	(4)	(2)
Other operating credits and charges, net	(2)	—
Gain (loss) on sale or impairment of long-lived assets, net	(1)	1
General corporate and other expenses, net	(8)	(6)
Interest expense, net of capitalized interest	(4)	(4)
Investment income	5	3
Other non-operating items	11	(1)
Income from continuing operations before taxes	34	125
Provision for income taxes	7	30
Income from continuing operations	$26	$95
NOTE 16 – POTENTIAL IMPAIRMENTS
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

NOTE 17 – PRODUCT WARRANTY
We provide warranties on the sale of most of our products and record an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The activity in warranty reserves for the quarter and three months ended March 31, 2019 and 2018 are summarized in the following table:

	Quarter Ended
	March 31,
	2019	2018
Beginning balance	$14	$25
Accrued to discontinued operations	—	5
Payments made	(1)	(6)
Total warranty reserves	13	24
Current portion of warranty reserves	(3)	(9)
Long-term portion of warranty reserves	$10	$15
We continue to monitor warranty and other claims associated with these products and believe as of March 31, 2019 that the reserves associated with these matters are adequate. However, it is possible that additional changes may be required in the future.
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

Included in the operating losses of discontinued operations for the quarter ended March 31, 2018 was an increase in reserves associated with our discontinued composite decking products of $5 million.
NOTE 19 – DEFINED BENEFIT PENSION PLANS
The following table sets forth the net periodic pension cost for our defined benefit pension and postretirement plans during the three months ended March 31, 2019 and 2018:

	Quarter Ended
	March 31,
	2019	2018
Service cost	$1	$1
Other components of net periodic pension cost[1]:
Interest cost	3	3
Expected return on plan assets	(4)	(3)
Amortization of net loss	1	2
Net periodic pension cost	$2	$2
1Other components of net periodic pension cost are included in Other non-operating items on our Consolidated Statements of Income.
For the three months ended March 31, 2019, $1 million of net periodic pension cost was included in Cost of sales and $0 million included in Selling, general and administrative expenses. For the three months ended March 31, 2018, $1 million of net periodic pension cost was included in Cost of sales and $0 million included in Selling, general and administrative expenses.

During the quarter ended March 31, 2019, we made $1 million in pension contributions to our defined benefit pension plans. We expect to contribute about $4 million to our defined benefit pension plans in the remaining months of 2019.
NOTE 20 - ACCUMULATED COMPREHENSIVE INCOME (LOSS)

Other comprehensive income activity, net of tax, is provided in the following table for the quarter ended March 31, 2019 and 2018:

		Pension Adjustments
	Foreign currency translation adjustments	Actuarial losses	Prior service costs	Unrealized gain (loss) on investments	Other	Total
Balance at December 31, 2018	$(57)	$(88)	$(5)	$4	$(1)	$(146)
Other comprehensive income (loss) before reclassifications	2	—	—	(1)	—	1
Income taxes	—	—	—	—	—	—
Net other comprehensive income (loss) before reclassifications	2	—	—	—	—	1
Amounts reclassified from accumulated comprehensive income (loss)	—	1	—	—	—	1
Income taxes	—	—	—	—	—	—
Net amounts reclassified from cumulative other comprehensive income (loss)	—	1	—	—	—	1
Total other comprehensive income (loss)	2	1	—	—	—	2
Balance at March 31, 2019	$(55)	$(87)	$(5)	$4	$(1)	$(144)

		Pension Adjustments
	Foreign currency translation adjustments	Actuarial losses	Prior service costs	Unrealized gain (loss) on investments	Other	Total
Balance at December 31, 2017	$(40)	$(80)	$(5)	$4	$(2)	$(122)
Effect of adoption of ASU 2018-02	—	(17)	—	1	—	(17)
Other comprehensive income (loss) before reclassifications	2	—	—	—	—	3
Income taxes	—	—	—	—	—	—
Net other comprehensive income (loss) before reclassifications	2	—	—	—	—	3
Amounts reclassified from accumulated other comprehensive income (loss)	—	2	—	—	—	2
Income taxes	—	—	—	—	—	—
Net amounts reclassified from cumulative other comprehensive income (loss)	—	1	—	—	—	1
Total other comprehensive income (loss)	2	1	—	—	—	4
Balance at March 31, 2018	$(37)	$(96)	$(5)	$4	$(2)	$(135)
The amounts reclassified from accumulated other comprehensive income (loss) are included in the computation of net periodic pension cost; see Note 19 for additional details. The net periodic pension cost is included in Cost of sales, Selling, general and administrative expenses and Other non-operating items in the Consolidated Statements of Income.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
We are a leading provider of high-performing building solutions. We design, manufacture and market a broad range of products for the new home construction, repair and remodeling and outdoor structures markets. We also market and sell our products in light industrial and commercial construction and we have a modest export business. Our manufacturing facilities are primarily located in the U.S. and Canada, and we also operate two facilities in Chile and one facility in Brazil.
To serve these markets, we operate in four segments: Siding; North America Oriented Strand Board (OSB); Engineered Wood Products (EWP); and South America.
Demand for our products correlates to a significant degree to the level of new home construction activity in North America, which historically has been characterized by significant cyclicality. The U.S. Department of Census reported that U.S. single housing starts were 5% lower than for the first quarter of 2019 as compared to the same period of 2018.
OSB is sold as a commodity for which sales prices fluctuate daily based on market factors over which we have little or no control. We cannot predict whether the prices of our OSB products will remain at current levels or increase or decrease in the future. OSB prices (NC 7/16"), as reported by Random Lengths, were 42% lower for the first quarter of 2019 as compared to the same period in 2018.
For additional factors affecting our results, refer to the Management Discussion and Analysis of Financial Condition and Results of Operations overview contained in our Annual Report on Form 10-K for the year ended December 31, 2018 and to “About Forward-Looking Statements” and “Risk Factors” in this report.

EXECUTIVE SUMMARY

We recorded a 16% decrease in sales to $582 million for the quarter ended March 31, 2019 from $691 million reported for the quarter ended March 31, 2018. We recorded income from operations of $22 million for the quarter ended March 31, 2019 compared to $127 million for the quarter ended March 31, 2018. We recorded net income of $26 million ($0.20 per diluted share) for the quarter ended March 31, 2019 compared to $91 million ($0.62 per diluted share) for the quarter ended March 31, 2018. We reported a decrease of $102 million in Adjusted EBITDA from continuing operations for the first quarter of 2019 as compared to the first quarter of 2018. Declines in OSB pricing in all North American operations had a negative impact on our operating results of $97 million for the quarter ended March 31, 2019 as compared to the quarter ended March 31, 2018.

These changes are discussed further in "Our Operating Results" below.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

Presented in Note 1 of the Notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 is a discussion of our significant accounting policies and significant accounting estimates and judgments. Throughout the preparation of the financial statements, we employ significant judgments in the application of accounting principles and methods. These judgments are primarily related to the assumptions used to arrive at various estimates. For 2019, these significant accounting estimates and judgments include:

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

A 50 basis point change in our discount rate assumption would lead to an increase or decrease in our pension liability of approximately $15 million. A 50 basis point change in the long-term rate of return on plan assets used in accounting for our pension plans would have a $1 million impact on pension expense and a 50 basis point change in the discount rate would have a $0 million impact on pension expense. It is not possible to forecast or predict whether there will be actuarial gains and losses in future periods, and if required, the magnitude of any such adjustment. These gains and losses are driven by differences in actual experience or changes in the assumptions that are beyond our control, such as changes in interest rates and the actual return on pension plan assets.

Income Taxes

We establish deferred tax liabilities or assets for temporary differences between financial and tax reporting bases and subsequently adjust them to reflect changes in tax rates expected to be in effect when the temporary differences reverse. We record a valuation allowance reducing deferred tax assets when it is more likely than not that such assets will not be realized.

We record liabilities for uncertain income tax positions based on a two-step process. The first step is recognition, where we evaluate whether an individual tax position has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. For tax positions that are currently estimated to have a less than 50% likelihood of being sustained, no tax benefit is recorded. For tax positions that have met the recognition threshold in the first step, we perform the second step of measuring the benefit (expense) to be recorded. The actual benefits (expense) ultimately realized may differ from our estimates. In future periods, changes in facts, circumstances, and new information may require us to change the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recorded in the consolidated statement of income and consolidated balance sheet in the period in which such changes occur. As of March 31, 2019 and December 31, 2018, we had liabilities for unrecognized tax benefits (including interest) pertaining to uncertain tax positions totaling $38 million and $41 million.

Customer Program Costs

Customer programs and incentives are a common practice in our businesses. Our businesses incur customer program costs to obtain favorable product placement, to promote sales of products and to maintain competitive pricing. Customer program costs and incentives, including rebates and promotion and volume allowances, are accounted for in either sales or the category selling and administrative expenses at the time the program is initiated and/or the revenue is recognized. The costs are predominantly recognized in sales and include, but are not limited to, volume allowances and rebates, promotional allowances, and cooperative advertising programs. These costs are recorded at the later of the time of sale or the implementation of the program based on management’s best estimates. Estimates are based on historical and projected experience for each type of program or customer. Volume allowances are accrued based on management’s estimates of customer volume achievement and other factors incorporated into customer agreements, such as new products, store sell-through, merchandising support and customer training. Management periodically reviews accruals for these rebates and allowances, and adjusts accruals when circumstances indicate (typically as a result of a change in volume expectations). As of March 31, 2019 and December 31, 2018, we had $23 million and $30 million accrued as customer rebates.

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

NON-GAAP FINANCIAL MEASURES
In evaluating our business, we utilize several non-GAAP financial measures. A non-GAAP financial measure is generally defined by the SEC as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so excluded or included under applicable GAAP guidance. In this report on Form 10-Q, we disclose segment earnings (loss) from continuing operations before interest expense, taxes, depreciation and amortization and exclude stock-based compensation expense, (gain) loss on sales or impairment of long-lived assets, other operating credits and charges, net, loss on early debt extinguishment, investment income and other non-operating items as Adjusted EBITDA from continuing operations (Adjusted EBITDA) which is a non-GAAP financial measure. We also disclose Adjusted income from continuing operations which excludes (gain) loss on sale or impairment of long-lived assets, gain on acquisition, interest outside of normal operations, other operating credits and charges, net, early debt extinguishment and adjusts for a normalized tax rate. Neither Adjusted EBITDA nor Adjusted income from continuing operations are a substitute for the GAAP measure of net income or for any other GAAP measures of operating performance.
We have included Adjusted EBITDA in this report because we use it as important supplemental measures of our performance and believe that it is frequently used by securities analysts, investors and other interested persons in the evaluation of companies in our industry, some of which present Adjusted EBITDA when reporting their results. We use Adjusted EBITDA to evaluate our performance as compared to other companies in our industry that have different financing and capital structures. It should be noted that companies calculate Adjusted EBITDA differently and, therefore, our Adjusted EBITDA measures may not be comparable to Adjusted EBITDA reported by other companies. Our Adjusted EBITDA measures have material limitations as performance measures because they exclude interest expense, income tax (benefit) expense and depreciation and amortization which are necessary to operate our business or which we otherwise incur or experience in connection with the operation of our business.
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
The following table represents significant items by operating segment and reconciles net income (loss) to Adjusted EBITDA:

Quarter Ended March 31, 2019 (Dollar amounts in millions)	Siding	OSB	EWP	South America	Other	Corporate	Total
Net income (loss)	$33	$(8)	$3	$8	$(4)	$(6)	$26
Loss from discontinued operations, net of tax	—	—	—	—	—	—	—
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—
Income (loss) from continuing operations attributable to LP	33	(8)	3	8	(3)	(6)	27
Provision for income taxes	—	—	—	—	—	7	7
Interest expense, net of capitalized interest	—	—	—	—	—	4	4
Depreciation and amortization	9	15	4	2	1	—	31
Stock-based compensation expense	1	1	—	—	—	1	2
Loss on sale or impairment of long-lived assets, net	—	—	—	—	—	1	1
Investment income	—	—	—	—	—	(5)	(5)
Other operating credits and charges, net	—	—	—	—	—	2	2
Other non-operating items	—	—	—	—	—	(11)	(11)
Adjusted EBITDA	$42	$8	$7	$10	$(2)	$(7)	$58
Adjusted EBITDA Margin	18%	4%	8%	23%	(55)%	NA	10%

Quarter Ended March 31, 2018 (Dollar amounts in millions)	Siding	OSB	EWP	South America	Other	Corporate	Total
Net income (loss)	$36	$89	$—	$9	$(6)	$(37)	$91
Loss from discontinued operations	—	—	—	—	5	—	5
Benefit for income taxes	—	—	—	—	(1)	—	(1)
Income (loss) from continuing operations	36	89	—	9	(2)	(37)	95
Provision for income taxes	—	—	—	—	—	30	30
Interest expense, net of capitalized interest	—	—	—	—	—	4	4
Depreciation and amortization	9	15	5	2	—	—	31
Stock-based compensation expense	—	1	—	—	—	1	2
Gain on sale or impairment of long-lived assets, net	—	—	—	—	—	(1)	(1)
Investment income	—	—	—	—	—	(3)	(3)
Other operating credits and charges, net	—	—	—	—	—	—	—
Other non-operating items	—	—	—	—	—	1	1
Adjusted EBITDA	$45	$105	$5	$11	$(2)	$(5)	$159
Adjusted EBITDA Margin	20%	33%	5%	26%	(75)%	NA	23%

The following table provides the reconciliation of net income to Adjusted income from continuing operations:

	Quarter Ended
	March 31,
	2019	2018
Net income	$26	$91
Add (deduct):
Loss from noncontrolling interest	—	—
Loss from discontinued operations	—	4
(Gain) loss on sale or impairment of long-lived assets, net	1	(1)
Other operating credits and charges, net	2	—
Gain on acquisition of controlling interest	(14)	—
Reported tax provision	7	30
Normalized tax provision at 25%	(6)	(31)
Adjusted income from continuing operations	$17	$93
Diluted shares outstanding	132	147
Adjusted income from continuing operations per diluted share	$0.13	$0.63

OUR OPERATING RESULTS
Our results of operations for each of our segments are discussed below, as are results of operations for the “other” category which comprises other products that are not individually significant. See Note 15 of the Notes to the consolidated financial statements included in item 1 of this report for further information regarding our segments.
SIDING
Our siding segment manufactures and markets wood-based siding and related accessories and OSB products.
Segment sales, operating income and Adjusted EBITDA for this segment were as follows:

	Quarter Ended March 31,
	2019	2018	Change
Net sales	$236	$227	4%
Operating income	$33	$36	(8)%
Adjusted EBITDA	$42	$45	(6)%
Adjusted EBITDA margin	18%	20%
Sales in this segment by product line were as follows:

	Quarter Ended March 31,
	2019	2018	Change
SmartSide® strand siding	$187	$165	13%
SmartSide® fiber siding	26	26	—%
CanExel siding	17	14	22%
OSB - commodity	3	9	(66)%
OSB - value-add	—	9	NA
Other	3	4	(31)%
Total	$236	$227	4%

Percent changes in average gross sales prices and unit shipments for the quarter ended March 31, 2019 compared to the quarter ended March 31, 2018 are as follows:

	Quarter Ended March 31, 2019 versus 2018
	Average Selling Price	Unit Shipments
SmartSide® strand siding	5%	8%
SmartSide® fiber siding	8%	(5)%
CanExel siding	—%	21%
OSB	(49)%	(68)%
For the quarter ended March 31, 2019 compared to the corresponding period in 2018, sales volumes increased in our SmartSide strand product line due to increased market penetration in key markets and introduction of new products. Sales prices in our SmartSide strand product line for the quarter ended March 31, 2019 as compared to the corresponding period in 2018 were higher due to price increases which were implemented in the first quarter of 2018.
For the quarter ended March 31, 2019 compared to the corresponding period in 2018, sales volumes declined in our SmartSide fiber product line due to our decision to raise prices which slowed demand. Sales prices in our SmartSide fiber product line for the quarter ended March 31, 2019 as compared to the corresponding period in 2018 were higher due to a price increase implemented in 2018.
For CanExel, sales volumes increased in the first quarter of 2019 as compared to the corresponding period in 2018 due to increased demand in Canada after several quarters of our customers re-balancing their inventories. Sales prices changed for the first quarter of 2019 as compared to the corresponding periods in 2018 due to changes in our product mix and the fluctuations in the U.S. to Canadian dollar as a majority of these sales are denominated in Canadian dollars.
For our OSB produced in the siding segment for the quarter ended March 31, 2019 compared to the corresponding period in 2018, sales prices changed, as discussed in the OSB segment below. Sales volumes were lower for the quarter ended March 31, 2019 compared to the corresponding period in 2018 due to the conversion of our Dawson Creek OSB mill to siding which occurred during the later portion of 2018. We estimated Adjusted EBITDA associated with OSB produced and sold in the siding segment for the quarter ended March 31, 2019 was $0 million as compared to the comparable periods in 2018 of $5 million.
Overall, the decline in the siding segment for the first quarter of 2019 compared to the same period of 2018 was due expenses associated with the Dawson Creek conversion project, lower OSB EBITDA driven by lower sales prices and increases in sales and marketing expenses which were partially offset by higher pricing and volume on our SmartSide strand products.
OSB
Our OSB segment manufactures and distributes OSB structural panel products in North America and certain export markets.
Segment sales, operating income and Adjusted EBITDA for this segment were as follows:

	Quarter Ended March 31,
	2019	2018	Change
Net sales	$208	$313	(33)%
Operating income	$(8)	$89	(109)%
Adjusted EBITDA	$8	$105	(92)%
Adjusted EBITDA Margin	4%	33%
Sales in this segment by product line were as follows:

	Quarter Ended March 31,
	2019	2018	Change
OSB - commodity	$107	$181	(41)%
OSB - value-add	98	129	(24)%
Other	3	3	3%
Total	$208	$313	(34)%
Percent changes in average gross sales prices and unit shipments for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 are as follows:

	Quarter Ended March 31, 2019 versus 2018
	Average Selling Price	Unit Shipments
OSB - commodity	(35)%	(7)%
OSB - value-add	(25)%	2%
For the quarter ended March 31, 2019, OSB prices decreased compared to the corresponding period in 2018 likely due to the overall demand compared to the supply available in the market. Sales volumes for the quarter ended ended March 31, 2019 are higher in value-add and lower in commodity compared to the corresponding period of 2018 due to our continued expansion of our value added footprint. The decrease in selling price negatively impacted operating results and Adjusted EBITDA by $93 million for the quarter ended March 31, 2019 as compared to the same period in 2018.
Overall the decline in our OSB segment results for the quarter ended March 31, 2019 as compared to the same period in 2018 was due to decreased sales prices and sales volume and increases in raw material costs (primarily logs) offset by improved operating efficiencies.
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
Segment sales, operating results and Adjusted EBITDA for this segment were as follows:

	Quarter Ended March 31,
	2019	2018	Change
Net sales	$90	$106	(15)%
Operating income	$3	$—	NA
Adjusted EBITDA	$7	$5	28%
Adjusted EBITDA margin	8%	5%

Sales in this segment by product line were as follows:

	Quarter Ended March 31,
	2019	2018	Change
LVL	$31	$37	(16)%
LSL	13	13	(1)%
I-Joist	26	32	(18)%
OSB - commodity	2	3	(39)%
OSB - value-add	2	4	(49)%
Plywood	7	8	(12)%
Other	10	9	4%
Total	$91	$106	(14)%
Percent changes in average gross sales prices and unit shipments for the quarter ended March 31, 2019 compared to the quarter ended March 31, 2018 are as follows:

	Quarter Ended March 31, 2019 versus 2018
	Average Selling Price	Unit Shipments
LVL	5%	(21)%
LSL	9%	(9)%
I-Joist	5%	(22)%
OSB	(20)%	(31)%
Plywood	(9)%	(1)%
For the quarter ended March 31, 2019 compared to the same period in 2018, sales volumes decreased in all product lines due to market weakness. Average selling prices increased due to price increases implemented across all product lines, except plywood and OSB. The changes in selling prices for OSB and plywood impacted operating results and Adjusted EBITDA negatively by $1 million for OSB and plywood for the quarter ended March 31, 2019 as compared to the same period in 2018.
For the quarter ended March 31, 2019, compared to the same period in 2018, results of operations improved due to increased sales prices partially offset by higher manufacturing costs due to lower volumes.
SOUTH AMERICA
Our South America segment manufactures and distributes OSB structural panel and siding products in South America and selected export markets. This segment has manufacturing operations in two countries, Chile and Brazil and operates sales offices in Chile, Brazil, Peru, Colombia and Argentina.
Segment sales, operating income and Adjusted EBITDA for this segment were as follows:

	Quarter Ended March 31,
	2019	2018	Change
Net sales	$45	$42	5%
Operating income	$8	$9	(10)%
Adjusted EBITDA	$10	$11	(9)%
Adjusted EBITDA margin	23%	26%

Sales in this segment by product line were as follows:

	Quarter Ended March 31,
	2019	2018	Change
OSB - value-add	$38	$35	9%
Siding	6	7	(14)%
Other	—	1	(100)%
Total	$45	$42	5%
Percent changes in average gross sales prices and unit shipments for the quarter ended March 31, 2019 compared to the quarter ended March 31, 2018 are as follows:

	Quarter Ended March 31, 2019 versus 2018
	Average Selling Price	Unit Shipments
OSB	(13)%	23%
Siding	(3)%	(2)%
OSB and siding sales volumes increased for the quarter ended March 31, 2019 as compared to the corresponding period in 2018 due to increased demand across South America due to improved economic conditions. Sales prices for OSB and siding decreased for the quarter ended March 31, 2019 as compared to the corresponding period in 2018 due to increased imports at a lower price which created downward pricing pressure.
For the quarter ended March 31, 2019, compared to the same period in 2018, results of operations are slightly lower due to reduced sales prices and increased operating costs associated with start up of the third mill in Chile.
OTHER PRODUCTS
Our other products segment includes our off-site framing operation, remaining timber and timberlands and other minor products, services and closed operations which are not classified as discontinued operations.
Segment sales, operating losses and Adjusted EBITDA for this category were as follows:

	Quarter Ended March 31,
	2019	2018	Change
Net sales	$4	$3	57%
Operating losses	$(4)	$(2)	(52)%
Adjusted EBITDA	$(2)	$(2)	(14)%

NON-OPERATING INCOME AND EXPENSE
Components of non-operating income and expense are as follows:

	Quarter Ended March 31,
Dollar amounts in millions	2019	2018
Interest income	$4	$4
SERP market adjustments	1	—
Investment income	5	3

Interest expense	(5)	(5)
Capitalized interest	1	1
Interest expense, net of capitalized interest	(4)	(4)

Net periodic pension cost, excluding service cost	(1)	(1)
Gain on acquisition of controlling interest	14	—
Foreign currency gain (loss)	(3)	—
Other non-operating items	11	(1)

Total non-operating expense	$12	$(3)

INCOME TAXES
For the first three months of 2019, we recorded an income tax expense on continuing operations of 21% (statutory) as compared to 24% in the comparable period of 2018. For the first three months of 2019, our effective rate reflects the U.S. statutory rate of 21%; however, it was increased by the effect of foreign and state tax rates offset by several discrete first quarter benefit items including tax deductions related to stock-based compensation and Chilean tax items. For the first three months of 2018, the primary differences between the U.S. statutory rate of 21% and the effective rate of 24% applied to our income relate to state income tax, foreign tax rates and tax deductions related to stock-based compensation.
Each quarter the income tax accrual is adjusted to the latest estimate and the difference from the previously accrued year-to-date balance is recorded in the current quarter.
LEGAL AND ENVIRONMENTAL MATTERS
For a discussion of legal and environmental matters involving us and the potential impact thereof on our financial position, results of operations and cash flows, see Items 3, 7 and 8 in our Annual Report on Form 10-K for the year ended December 31, 2018 and Note 14 to the Notes to the financial statements contained herein.
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

OPERATING ACTIVITIES
During the first three months of 2019, we used $54 million in operating activities compared to $31 million provided during the first three months of 2018. This change was primarily related to declines in operating results (lower OSB pricing) offset by reductions in working capital changes.
INVESTING ACTIVITIES
During the first three months of 2019, cash used in investing activities was approximately $5 million. Capital expenditures in the first three months of 2019 were $43 million and cash acquired in connection with the consolidation of Entekra was $40 million. Included in “Accounts payable” is $21 million related to capital expenditures that had not yet been paid as of March 31, 2019.
During the first three months of 2018, cash used in investing activities was approximately $43 million. Capital expenditures in the first three months of 2018 were $43 million. Included in “Accounts payable” was $10 million related to capital expenditures that had not yet been paid as of March 31, 2018.
Capital expenditures in 2019 are expected to be approximately $150 million to $180 million related to expansions in our siding business, growth and maintenance projects and our South American expansion.
FINANCING ACTIVITIES
During the first three months of 2019, cash used in financing activities was $459 million. We used $17 million to pay cash dividends, $438 million to repurchase stock though our share repurchase program and $4 million to repurchase stock from employees in connection with income tax withholding requirements associated with our employee stock-based compensation plans.
During the first three months of 2018, cash used in financing activities was $22 million. We used $19 million to pay a cash dividend and $6 million to repurchase stock from employees in connection with income tax withholding requirements associated with our employee stock-based compensation plans. Additionally, during the first three months of 2018, we received a grant from the Investments in Forest Industry Transformation program in Canada for $3 million in connection with our conversion of the Dawson Creek OSB mill.
POTENTIAL IMPAIRMENTS
We continue to review mills and investments for potential impairments. Management currently believes we have adequate support for the carrying value of each of these assets based upon the anticipated cash flows that result from our estimates of future demand, pricing and production costs assuming certain levels of planned capital expenditures. As of March 31, 2019, the fair value of facilities that have not been indefinitely curtailed was in excess of their carrying value and supports the conclusion that no impairment is necessary for those facilities.
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
Some of our products are sold as commodities and therefore sales prices fluctuate daily based on market factors over which we have little or no control. The most significant commodity product we sell is OSB. Based upon an assumed annual production capacity of 4.9 billion square feet (3/8" basis) or 4.2 billion square feet (7/16" basis), a $1 change in the annual average price per thousand square feet on 7/16" basis would change annual pre-tax profits by approximately $4 million.
We historically have not entered into material commodity futures and swaps, although we may do so in the future.

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2019, our Chief Executive Officer and Chief Financial Officer have carried out, with the participation of the Company's Disclosure Practices Committee and the Company's management, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Act). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that LP’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
We had no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
KEY STATISTICS

	Quarter Ended March 31,
	2019	2018
Housing starts[1]:
Single Family	185	194
Multi-Family	76	95
	261	289

[1] Actual U.S. Housing starts data reported by U.S. Census Bureau
The following tables set forth sales volume for the quarter ended March 31, 2019 and 2018:

	Quarter Ended March 31, 2019					Quarter Ended March 31, 2018
Sales Volume	Siding	OSB	EWP	South America	Total	Siding	OSB	EWP	South America	Total
SmartSide® Strand siding (MMSF)	284	—	—	10	294	262	—	—	10	272
SmartSide® fiber siding (MMSF)	53	—	—	—	53	56	—	—	—	56
CanExel® siding (MMSF)	15	—	—	—	15	13	—	—	—	13
OSB - commodity (MMSF)	17	571	9	—	598	31	616	11	—	657
OSB - value added (MMSF)	1	390	5	154	550	27	383	11	124	545
LVL (MCF)	—	—	1,504	—	1,504	—	—	1,902	—	1,902
LSL (MCF)	—	—	797	—	797	—	—	877	—	877
I-joist (MMLF)	—	—	18	—	18	—	—	24	—	24
INDUSTRY PRODUCT TRENDS
The following table sets forth the average wholesale price of OSB in the United States for the periods specified in dollars per 1,000 square feet.

	OSB Western Canada 7/16" Basis	OSB Southwest 7/16" Basis	OSB N. Central 7/16" Basis
Average
2018 1st Qtr. Avg.	$356	$346	$367
2019 1st Qtr. Avg.	$161	$194	$213

Source:	Random Lengths

PART II OTHER INFORMATION

Item 1.	Legal Proceedings.
The description of certain legal and environmental matters involving LP set forth in Part I of this report under “Note 14 – Legal and Environmental Matters” to the Notes to the financial statements contained herein is incorporated herein by reference.

Item 1A.	Risk Factors.

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following amount of our common stock was repurchased during the quarter ended March 31, 2019:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Purchase Plan or Program	Maximum Dollar Value of Shares That May Yet be Purchased under the Plans or Programs
January 1, 2019 - January 31, 2019	1,142,877	$22.77	1,142,877	$12
February 1, 2019 - February 28, 2019	12,437,360	$26.71	12,437,360	$280
March 1, 2019 - March 31, 2019	—	$0.00	—	$280
	13,580,237	$26.38	13,580,237
On February 13, 2019, we announced that our Board of Directors authorized an additional $600 million share repurchase program. On February 19, 2019, we entered an accelerated share repurchase (ASR) agreement with Goldman Sachs & Co. LLC to repurchase $400 million of our common stock. Under the ASR agreement, LP received an initial delivery of 11,944,756 million shares on February 21, 2019, representing approximately 80 percent of the number of shares of common stock initially underlying the ASR agreement, based on the closing price of LP’s common stock of $26.79 on February 15, 2019. The final number of shares to be repurchased under the ASR will be based on LP’s volume-weighted average price of LP’s common stock during the term of the ASR, less a discount, and will be completed no later than the end of the third quarter of 2019.
Additional repurchases of common stock may be made through open market, block and privately-negotiated transactions, including Rule 10b5-1 plans, at times and in such amounts as management deems appropriate, subject to market and business conditions, regulatory requirements and other factors.

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

LOUISIANA-PACIFIC CORPORATION

Date:	May 7, 2019	BY:	/S/ W. BRADLEY SOUTHERN
W. Bradley Southern
Chief Executive Officer

Date:	May 7, 2019	BY:	/S/ ALAN J.M. HAUGHIE
Alan J.M. Haughie
Executive Vice President and
Chief Financial Officer