Form 10-Q
period 2019-06-30
LOUISIANA-PACIFIC CORP
filed 2019-08-06
CIK 60519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
For Quarterly Period Ended June 30, 2019
Commission File Number 1-7107

 LOUISIANA-PACIFIC CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	93-0609074
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
414 Union Street, Nashville, TN 37219
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code:(615) 986 - 5600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $1 par value	LPX	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 123,612,522 shares of Common Stock, $1 par value, outstanding as of August 5, 2019. Except as otherwise specified and unless the context otherwise requires, references to "LP", the “Company”, “we”, “us”, and “our” refer to Louisiana-Pacific Corporation and its subsidiaries.

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

Item 1.	Financial Statements.
CONSOLIDATED BALANCE SHEETS
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$348	$878
Receivables, net of allowance for doubtful accounts of $2 million at June 30, 2019 and $1 million at December 31, 2018	177	128
Inventories	293	273
Prepaid expenses and other current assets	11	8
Total current assets	828	1,287

Timber and timberlands	55	62
Property, plant and equipment, net	1,038	1,010
Goodwill and other intangible assets	51	26
Operating lease assets	22	—
Investments in and advances to affiliates	9	49
Restricted cash	14	13
Other assets	68	61
Deferred tax asset	4	4
Total assets	$2,090	$2,514
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$3	$5
Accounts payable and accrued liabilities	223	233
Income taxes payable	1	21
Current portion of contingency reserves	2	2
Total current liabilities	229	262

Long-term debt, excluding current portion	348	347
Deferred income taxes	75	62
Non-current operating lease liabilities	14	—
Contingency reserves, excluding current portion	8	9
Other long-term liabilities	126	135

Redeemable noncontrolling interest	13	—

Stockholders’ equity:
Common stock, $1 par value, 200,000,000 shares authorized, 141,413,786 shares issued at June 30, 2019 and 153,358,542 shares issued at December 31, 2018	141	153
Additional paid-in capital	374	458
Retained earnings	1,315	1,613
Treasury stock, 17,881,363 shares and 16,525,351 shares, at cost	(410)	(378)
Accumulated comprehensive loss	(143)	(146)
Total stockholders’ equity	1,278	1,700
Total liabilities and stockholders’ equity	$2,090	$2,514
The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

	Quarter Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	$588	$811	$1,170	$1,502
Cost of sales	510	550	1,011	1,065
Gross profit	78	261	159	437

Selling, general and administrative expenses	58	50	114	101
(Gain) loss on sale or impairment of long lived assets, net	—	—	1	(1)
Other operating credits and charges, net	(3)	(5)	(1)	(5)
Income from operations	23	215	45	342
Interest expense, net	(2)	—	(1)	(1)
Other non-operating items	(2)	(1)	9	(2)
Income from continuing operations before taxes	19	215	52	339
Provision for income taxes	3	51	11	81
Equity in loss of unconsolidated affiliates	—	1	—	1
Income from continuing operations	15	163	42	258
Loss from discontinued operations before taxes	—	—	—	(6)
Benefit for income taxes	—	—	—	(1)
Loss from discontinued operations	—	—	—	(4)
Net income	$16	$163	$42	$254
Less: Net loss attributed to non-controlling interest	(2)	—	(2)	—
Net income attributed to Louisiana-Pacific Corporation	$17	$163	$44	$254

Amounts attributed to Louisiana-Pacific Corporation common shareholders:
Income from continuing operations, net of tax	$17	$163	$44	$258
Income from discontinued operations, net of tax	—	—	—	(4)
	$17	$163	$44	$254
Net income per share of common stock:
Income per share continuing operations	$0.14	$1.13	$0.34	$1.78
Loss per share discontinued operations	—	—	—	(0.03)
Net income per share - basic	$0.14	$1.13	$0.34	$1.75
Diluted net income per share of common stock:
Income per share continuing operations	$0.14	$1.11	$0.34	$1.76
Loss per share discontinued operations	—	—	—	(0.03)
Net income per share - diluted	$0.14	$1.11	$0.34	$1.73

Average shares of common stock used to compute net income per share:
Basic	123.4	144.6	126.9	144.7
Diluted	124.3	146.2	127.9	146.4
The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	Quarter Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$16	$163	$42	$254
Other comprehensive income (loss):
Foreign currency translation adjustments	1	(14)	3	(12)
Unrealized gain (loss) on investments, net of tax	—	—	(1)	—
Defined benefit pension plans:
Change in benefit obligations, translation adjustment	—	—	—	—
Amortization of amounts included in net periodic benefit cost:
Actuarial loss, net of tax	1	1	2	2
Prior service cost, net of tax	—	—	—	—
Other	—	—	—	—
Other comprehensive income (loss)	2	(12)	4	(9)
Comprehensive income	17	150	46	245
Less: comprehensive loss attributed to redeemable non-controlling interest	(2)	—	(2)	—
Comprehensive income attributed to Louisiana-Pacific Corporation	$19	$150	$48	$245
The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	Quarter Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16	$163	$42	$254
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29	30	60	61
Equity in (income) loss of unconsolidated affiliates, including dividends	—	—	(2)	(1)
(Gain) loss on sale or impairment of long-lived assets, net	—	—	1	(1)
Other operating credits and charges, net	(3)	—	(1)	(1)
Gain on acquisition	—	—	(14)	—
Stock-based compensation related to stock plans	3	3	5	5
Exchange (gain) loss on remeasurement	—	—	2	—
Cash settlements of warranties, net of accruals	—	(6)	(1)	(2)
Accrual of contingencies, net of cash settlements	—	—	—	(2)
Pension contributions, net of expense	1	(2)	2	(1)
Other adjustments, net	(1)	(1)	(1)	1
Changes in assets and liabilities:
Increase in receivables	(6)	(16)	(41)	(45)
(Increase) decrease in inventories	19	41	(17)	(13)
Increase in prepaid expenses	(3)	(4)	(3)	(5)
Increase (decrease) in accounts payable and accrued liabilities	(2)	19	(17)	(20)
Increase (decrease) in income taxes payable and deferred income taxes	(1)	13	(16)	37
Net cash provided by (used in) operating activities	54	237	—	268
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment additions	(38)	(44)	(81)	(88)
Proceeds from sales of assets	1	—	1	1
Cash acquired (used in) acquisition	(7)	(45)	33	(45)
Receipt of proceeds from notes receivable from asset sales	—	22	—	22
Other investing activities	—	—	(1)	—
Net cash used in investing activities	(45)	(67)	(50)	(110)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(3)	—	(3)	—
Payment of cash dividends	(17)	(19)	(33)	(38)
Purchase of stock	—	(39)	(438)	(39)
Taxes paid related to net share settlement of equity awards	—	(2)	(4)	(8)
Other financing activities	(3)	—	(3)	3
Net cash used in financing activities	(22)	(60)	(481)	(81)
EFFECT OF EXCHANGE RATE ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1	(5)	1	(4)
Net decrease in cash, cash equivalents and restricted cash	(13)	105	(530)	73
Cash, cash equivalents and restricted cash at beginning of period	375	909	892	941
Cash, cash equivalents and restricted cash at end of period	$362	$1,014	$362	$1,014

Supplemental cash flow information:
Cash paid for income taxes	$7	$37	$28	$41
Cash paid for interest, net of cash received	$—	$(5)	$5	$2

The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2018	153	$153	17	$(378)	$458	$1,613	$(146)	$1,700
Net income						27		27
Dividends paid ($0.135 per share)						(17)		(17)
Issuance of shares under stock plans			—	8	(8)			—
Purchase of stock	(12)	(12)	2	(38)	(80)	(308)		(438)
Compensation expense associated with stock-based compensation					2			2
Taxes paid related to net settlement of stock-based awards			—	(4)				(4)
Other comprehensive loss							2	2
Balance, March 31, 2019	141	141	18	(412)	373	1,314	(144)	1,273
Net income						17		17
Dividends paid ($0.135 per share)						(17)		(17)
Issuance of shares under stock plans			—	2	(1)			1
Compensation expense associated with stock-based compensation					2			2
Other comprehensive loss							2	2
Balance, June 30, 2019	141	$141	18	$(410)	$374	$1,315	$(143)	$1,278

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2017	153	$153	8	$(178)	$471	$1,280	$(122)	$1,605
Effect of adoption of ASU 2014-09						(4)		(4)
Effect of adoption of ASU 2018-02						17	(17)	—
Net income						91		91
Dividends paid ($0.13 per share)						(19)		(19)
Issuance of shares under stock plans			(1)	10	(10)			—
Compensation expense associated with stock-based compensation					2			2
Taxes paid related to net settlement of equity awards			—	(6)				(6)
Other comprehensive income							4	4
Balance, March 31, 2018	153	153	8	(173)	463	1,364	(135)	1,672
Net income						163		163
Dividends paid ($0.13 per share)						(19)		(19)
Issuance of shares under stock plans			—	8	(8)			—
Purchase of treasury stock			1	(39)				(39)
Compensation expense associated with stock-based compensation					3			3
Taxes paid related to net settlement of equity awards			—	(2)				(2)
Other comprehensive income							(12)	(12)
Balance, June 30, 2018	153	$153	9	$(206)	$458	$1,508	$(147)	$1,766
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

Quantitative Information

	Classification	June 30, 2019
Consolidated Balance Sheet
Assets:
Operating lease assets	Operating lease assets	$22
Finance lease assets	Property, plant, and equipment, net	1
Total lease assets		$24
Liabilities:
Current
Operating	Accounts payable and accrued liabilities	$8
Finance	Current portion of long-term debt	1
Noncurrent
Operating	Noncurrent operating lease liabilities	14
Finance	Long-term debt, excluding current portion	1
Total lease liabilities		$24

	Classification	Quarter Ended June 30, 2019	Six Months Ended June 30, 2019
Consolidated Statement of Income
Lease Cost:
Operating lease cost	Cost of sales and Selling, general and administrative expenses	$2	$5
Finance lease cost
Amortization of leased assets	Cost of sales	—	—
Interest on lease liabilities	Interest expense, net of capitalized interest	—	—
Total lease cost		$3	$5

Maturity of Lease Liabilities	Operating Leases	Finance Leases	Total
2019	$5	$—	$5
2020	8	1	9
2021	6	—	6
2022	3	—	3
2023	1	—	1
2024 and thereafter	—	—	—
Total lease payments	23	1	25
Less: Interest	(1)	—	(1)
Present value of lease liabilities	$22	$1	$24

Lease Term and Discount Rate	June 30, 2019
Weighted-average remaining lease term (years)
Operating leases	3.1
Finance leases	3.2
Weighted-average discount rate
Operating leases	3.5%
Finance leases	4.3%

Other Information	Quarter Ended June 30, 2019	Six Months Ended June 30, 2019
Short-term lease cost	$1	$2
Variable lease cost	7	14
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	—	—
Operating cash flows from operating leases	2	4
Financing cash flows from finance leases	—	—
Right-of-use assets obtained in exchange for new operating lease liabilities	—	6
Right-of-use assets obtained in exchange for new financing lease liabilities	—	1

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
The following tables disaggregate our revenue by product line and product type by segment for the quarter and six months ended June 30, 2019 and 2018:

Quarter Ended June 30, 2019
By Product family:	Siding	OSB	EWP	South America	Other	Inter-segment	Total
SmartSide® Strand siding	$200	$—	$—	$4	$—	$—	$204
SmartSide® Fiber siding	25	—	—	—	—	—	25
CanExel® siding	7	—	—	—	—	—	7
OSB - commodity	5	97	1	—	—	(2)	101
OSB - value-add	—	100	2	35	—	—	138
LVL	—	—	40	—	—	—	40
LSL	—	—	14	—	—	—	14
I-joist	—	—	38	—	—	—	38
Plywood	—	—	6	—	—	—	6
Other	2	1	5	1	5	—	16
	$238	$199	$107	$40	$5	$(2)	$588
By Product type:
Commodity	$5	$97	$7	$—	$—	$(2)	$107
Value-add	231	100	95	39	—	—	465
Other	2	1	5	1	5	—	16
	$238	$199	$107	$40	$5	$(2)	$588

Six Months Ended June 30, 2019
By Product family:	Siding	OSB	EWP	South America	Other	Inter-segment	Total
SmartSide® Strand siding	$387	$—	$—	$10	$—	$—	$397
SmartSide® Fiber siding	51	—	—	—	—	—	51
CanExel® siding	24	—	—	—	—	—	24
OSB - commodity	8	204	3	—	—	(3)	212
OSB - value-add	—	199	4	73	—	—	276
LVL	—	—	71	—	—	—	71
LSL	—	—	28	—	—	(1)	28
I-joist	—	—	64	—	—	—	64
Plywood	—	—	12	—	—	—	12
Other	5	5	15	2	10	—	35
	$474	$407	$197	$85	$10	$(4)	$1,170
By Product type:
Commodity	$8	$204	$15	$—	$—	$(3)	$225
Value-add	461	199	167	83	—	—	910
Other	5	5	15	2	10	(1)	35
	$474	$407	$197	$85	$10	$(4)	$1,170

Quarter Ended June 30, 2018
By Product family:	Siding	OSB	EWP	South America	Other	Inter-segment	Total
SmartSide® Strand siding	$194	$—	$—	$7	$—	$—	$200
SmartSide® Fiber siding	28	—	—	—	—	—	28
CanExel® siding	13	—	—	—	—	—	13
OSB - commodity	12	231	5	—	—	—	249
OSB - value-add	12	155	4	37	—	—	208
LVL	—	—	40	—	—	—	40
LSL	—	—	17	—	—	—	17
I-joist	—	—	32	—	—	—	32
Plywood	—	—	8	—	—	—	8
Other	3	1	7	1	3	—	15
	$262	$387	$113	$45	$3	$—	$811
By Product type:
Commodity	$12	$231	$13	$—	$—	$—	$257
Value-add	246	155	93	44	—	—	538
Other	3	1	7	1	3	—	15
	$262	$387	$113	$45	$3	$—	$811

Six Months Ended June 30, 2018
By Product family:	Siding	OSB	EWP	South America	Other	Inter-segment	Total
SmartSide® Strand siding	$359	$—	$—	$14	$—	$—	$372
SmartSide® Fiber siding	54	—	—	—	—	—	54
CanExel® siding	26	—	—	—	—	—	26
OSB - commodity	21	413	8	—	—	—	442
OSB - value-add	22	284	8	72	—	—	386
LVL	—	—	77	—	—	—	77
LSL	—	—	31	—	—	—	31
I-joist	—	—	64	—	—	—	64
Plywood	—	—	16	—	—	—	16
Other	7	4	16	2	6	—	36
	$489	$701	$219	$88	$6	$—	$1,502
By Product type:
Commodity	$21	$413	$24	$—	$—	$—	$457
Value-add	460	284	179	86	—	—	1,009
Other	7	4	16	2	6	—	36
	$489	$701	$219	$88	$6	$—	$1,502

NOTE 4 - STOCK-BASED COMPENSATION
We have a Management Incentive Plan (MIP) that is administered by the Compensation Committee of the Board of Directors. The Compensation Committee authorizes the grants of restricted stock (shares or units), performance share awards payable in stock based upon the attainment of specified performance goals and stock-settled stock appreciation rights (SSARs).We also maintain an employee stock purchase plan which allows eligible employees to purchase shares of LP’s common stock at a discount. As of June 30, 2019, 2.5 million shares were available for grant under the 2013 Omnibus Plan and 1.9 million shares were available under the 2019 Employee Stock Purchase Plan.

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Total stock-based compensation expense (cost of sales, selling, general and administrative and other operating credits and charges, net)	$2	$3	$5	$5
Income tax provision related to stock-based compensation	$—	$(1)	(1)	(3)
Impact on cash flow due to taxes paid related to net share settlement of equity awards	$—	$2	4	8

At June 30, 2019, $19 million of compensation cost related to unvested performance shares, restricted stock and SSARs attributable to future service had not yet been recognized.
During the first six months of 2019, we granted 195,452 performance units at an average grant date fair value of $25.19 per share and 392,704 restricted stock units at an average grant date fair value of $24.21 per share.
NOTE 5 – FAIR VALUE MEASUREMENTS
We estimated our Senior Notes due in 2024 to have a fair value of $356 million at June 30, 2019 and $338 million at December 31, 2018 based upon market quotations.
Carrying amounts reported on the balance sheet for cash and cash equivalents, accounts receivables, accounts payable and current portion of long-term debt approximate fair value due to the short-term maturity of these items.
NOTE 6 – EARNINGS PER SHARE
Basic earnings per share are based upon the weighted-average number of shares of common stock outstanding. Diluted earnings per share are based upon the weighted-average number of shares of common stock outstanding, plus all potentially dilutive securities that were assumed to be converted into common shares at the beginning of the period under the treasury stock method. Our potentially dilutive securities consist of stock options, SSARs, restricted stock or units and performance share awards.

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Denominator for basic earnings per share:
Weighted average common shares outstanding - basic	123.4	144.6	126.9	144.7
Effect of dilutive securities:
Dilutive effect of employee stock plans	0.9	1.6	1.0	1.7
Denominator for diluted earnings per share:
Weighted average shares outstanding - diluted	124.3	146.2	127.9	146.4

For the quarter and six months ended June 30, 2019 and 2018, there were no SSARs that were considered not in-the-money for purposes of our earnings per share calculation.

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

NOTE 8 – RECEIVABLES
Receivables consist of the following:

	June 30, 2019	December 31, 2018
Trade receivables	$139	$87
Income tax receivable	24	16
Other receivables	16	25
Allowance for doubtful accounts	(2)	(1)
Total	$177	$128

Other receivables at June 30, 2019 and December 31, 2018 primarily consist of sales tax receivables, vendor rebates, a receivable associated with an affiliate and other miscellaneous receivables.
NOTE 9 – INVENTORIES
Inventories are valued at the lower of cost or net realizable value. Inventory cost includes materials, labor and operating overhead. The major types of inventories are as follows (work in process is not material):

	June 30, 2019	December 31, 2018
Logs	$47	$57
Other raw materials	30	25
Semi-finished inventory	21	23
Finished products	195	168
Total	$293	$273

NOTE 10 - ACQUISITIONS AND REDEEMABLE NONCONTROLLING INTEREST

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

Entekra

During the second quarter of 2018, we invested $45 million in Entekra Holdings, LLC (Entekra), a start-up design, engineering and manufacturing company that provides off-site framing for both residential and commercial construction. This investment was recorded as an equity investment based upon the joint control of Entekra’s operations. We own 81.8% of the A units and 55% of the B units of Entekra. Our portion of the earnings and losses of Entekra was included in our Consolidated Statement of Income as income (loss) from unconsolidated affiliate.
During the first quarter of 2019, we obtained a controlling interest in Entekra. Entekra's results of operations have been fully consolidated for periods after December 31, 2018 and we established a redeemable noncontrolling interest related to the minority holders. Due to the pre-existing ownership interest in Entekra, this acquisition was accounted for as a step acquisition in accordance with ASC 805, "Business Combinations". We recognized a gain of $14 million recorded within other non-operating items on our Consolidated Statements of Income in connection with this transaction to record our ownership interest in Entekra at fair value on the acquisition date based upon an appraisal.
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

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Beginning balance	$14	$—	$—	$—
Purchase of redeemable common and preferred stock	—	—	15	—
Net loss attributable to redeemable non-controlling interest	(2)	—	(2)	—
Adjustment to redemption value	—	—	—	—
Ending balance	$13	$—	$13	$—

As of June 30, 2019, Entekra has entered into a long-term lease associated with their manufacturing facility which is currently under construction. In accordance with ASC 842, Entekra does not yet control the underlying asset. When Entekra obtains control, we anticipate that we will increase our ROU assets by $18 million and the related lease liability by a comparable amount.
Prefinished Staining Product Incorporated (PSPI)
During the second quarter of 2019, we acquired certain assets and liabilities of Prefinished Staining Product Incorporated (PSPI), a prefinished siding company located in Green Bay, Wisconsin. The purchase resulted in us recording intangible assets of $4 million. Our assessment of fair value and the purchase price allocation related to this acquisition is final. Certain information about PSPI (e.g., pro forma financial information and allocation of purchase price) is not presented because such information is not material to our results of operations and financial position.

NOTE 11 - GOODWILL AND OTHER INTANGIBLES

Changes in goodwill and other intangible assets for the six months ended June 30, 2019 is provided in the following table:

Dollar amounts in millions	2019
	Timber and timberlands	Goodwill	Developed Technology	Other Assets	Total
Beginning balance December 31,	$41	$16	$10	$—	$67
Acquisitions (Note 10)	—	14	12	3	29
Amortization	(1)	—	(1)	—	(2)
Total goodwill and other intangibles	$39	$30	$21	$3	$93

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

For the first six months of 2019, our income tax expense on continuing operations reflects a rate of 20% as compared to 24% in the comparable period of 2018. For the first six months of 2019, the primary differences between the U.S. statutory rate of 21% and the effective rate of 20% relates to increases in tax deductions related to stock-based compensation and the effects of foreign and state tax rates. For the first six months of 2018, the primary differences between the U.S. statutory rate of 21% and the effective rate of 24% relates to state income tax, discretionary pension payments, foreign tax rates and tax deductions related to stock-based compensation.

NOTE 13 - OTHER OPERATING CREDITS AND CHARGES

During the second quarter of 2019, we reduced our product related warranty reserves by $4 million and recorded a gain of $1 million in insurance recoveries associated with property damage from prior years. Additionally, we recorded a charge of $1 million related to severance associated with certain reorganizations within the corporate office and $1 million related to severance and other charges associated with our recently announced planned curtailment of an OSB mill in British Columbia, Canada.

During the first quarter of 2019, we recorded a charge of $2 million on severance and other charges related to certain reorganizations within the corporate offices and property damage sustained by our Wilmington facility during a hurricane occurring in the fall of 2018.

During the second quarter of 2018, we recorded a gain of $8 million related to the settlement of previously-paid environmental costs or the liability for future environmental costs to be paid by a third party associated with a non-operating site. Additionally, we recorded a charge of $4 million in severance and other charges related to certain reorganizations within the corporate offices, including the costs associated with the retirement of our previous chief financial officer.
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

Recorded in Other assets is $1 million related to a receivable for reimbursements of environmental costs associated with a non-operating site as of June 30, 2019.
Other Proceedings
We and our subsidiaries are parties to other legal proceedings. Based on the information currently available, management believes the resolution of such proceedings will not have a material adverse effect on our financial position, results of operations, cash flows or liquidity.

NOTE 15 – SELECTED SEGMENT DATA
We operate in four segments: Siding, North America Oriented Strand Board (OSB), Engineered Wood Products (EWP) and South America. Our business units have been aggregated into these four segments based upon the similarity of economic characteristics, customers and distribution methods. Our results of operations attributed to LP are summarized below for each of these segments separately as well as for the “other” category which comprises other products that are not individually significant. Segment information was prepared in accordance with the same accounting principles as those described in Note 1 of the Notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018. During the first quarter of 2019, certain timber operations where reclassified from other to EWP and we have reclassifed a significant portion of our unallocated expenses to the business segments effective during the first quarter of 2019. All prior periods presented have been adjusted for comparability.

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net sales
Siding	$238	$262	$474	$489
OSB	199	387	407	701
EWP	107	113	197	219
South America	40	45	85	88
Other	5	3	10	6
Intersegment sales	(2)	—	(4)	—
	$588	$811	$1,170	$1,502
Operating profit (loss):
Siding	37	$53	$70	$89
OSB	(18)	149	(25)	238
EWP	6	6	9	6
South America	7	10	15	19
Other	(2)	(2)	(5)	(4)
Other operating credits and charges, net	3	5	1	5
Gain (loss) on sale or impairment of long-lived assets, net	—	—	(1)	1
General corporate and other expenses, net	(8)	(6)	(16)	(12)
Interest expense, net	(2)	—	(1)	(1)
Other non-operating items	(2)	(1)	9	(2)
Income from continuing operations before taxes	21	214	54	339
Provision for income taxes	3	51	11	81
Income from continuing operations attributed to LP	$17	$163	$44	$258

NOTE 16 – POTENTIAL IMPAIRMENTS
We continue to review asset groupings and investments for potential impairments. Management currently believes we have adequate support for the carrying value of each of these assets based upon the anticipated cash flows that result from our estimates of future demand, pricing and production costs assuming certain levels of planned capital expenditures. As of June 30, 2019, there were no indications of impairment for the asset grouping that included our indefinitely curtailed facilities and supports the conclusion that no impairment is necessary for those facilities.
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

NOTE 17 – PRODUCT WARRANTY
We provide warranties on the sale of most of our products and record an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The activity in warranty reserves for the quarter and six months ended June 30, 2019 and 2018 are summarized in the following table:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Beginning balance	$13	$29	$14	$25
Accrued to expense	1	—	1	1
Reduced to other operating credits and charges	(4)	—	(4)	—
Accrued to discontinued operations	—	—	—	5
Foreign currency translation	—	(1)	—	—
Payments made	—	(6)	(1)	(7)
Total warranty reserves	9	23	9	23
Current portion of warranty reserves	(2)	(4)	(2)	(4)
Long-term portion of warranty reserves	$7	$19	$7	$19

We continue to monitor warranty and other claims associated with these products and believe as of June 30, 2019 that the reserves associated with these matters are adequate. However, it is possible that additional changes may be required in the future.
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

Included in the operating losses of discontinued operations for the six months ended June 30, 2018 was an increase in warranty reserves associated with our discontinued composite decking products of $5 million.
NOTE 19 – DEFINED BENEFIT PENSION PLANS

The following table sets forth the net periodic pension cost for our defined benefit pension and postretirement plans during the six months ended June 30, 2019 and 2018:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Service cost	$1	$1	$2	$2
Other components of net periodic pension cost[1]:
Interest cost	3	3	6	6
Expected return on plan assets	(4)	(3)	(7)	(7)
Amortization of prior service cost	—	—	—	—
Amortization of net loss	1	2	2	3
Net periodic pension cost	$2	$2	$3	$5

Net periodic pension cost included in cost of sales	1	1	1	1
Net periodic pension cost included in selling, general and administrative	—	1	1	1
Net periodic pension costs included in other non-operating items	1	1	1	2

1Other components of net periodic pension cost are included in Other non-operating items on our Consolidated Statements of Income.
For the six months ended June 30, 2019, $1 million of net periodic pension cost was included in Cost of sales and $1 million included in Selling, general and administrative expenses. For the six months ended June 30, 2018, $1 million of net periodic pension cost was included in Cost of sales and $1 million included in Selling, general and administrative expenses.
During the six months ended June 30, 2019, we made $4 million in pension contributions to our defined benefit pension plans. We expect to contribute about $1 million to our defined benefit pension plans in the remaining months of 2019.
NOTE 20 - ACCUMULATED COMPREHENSIVE INCOME (LOSS)

Other comprehensive income activity, net of tax, is provided in the following table for the quarter and six months ended June 30, 2019 and 2018:

		Pension Adjustments
	Foreign currency translation adjustments	Actuarial losses	Prior service costs	Unrealized gain (loss) on investments	Other	Total
Balance at March 31, 2019	$(55)	$(87)	$(4)	$4	$(1)	$(144)
Other comprehensive income (loss) before reclassifications	1	—	—	—	—	1
Income taxes	—	—	—	—	—	—
Net other comprehensive income (loss) before reclassifications	1	—	—	—	—	1
Amounts reclassified from accumulated comprehensive income (loss)	—	1	—	—	—	1
Income taxes	—	—	—	—	—	—
Net amounts reclassified from cumulative other comprehensive income (loss)	—	1	—	—	—	1
Total other comprehensive income (loss)	1	1	—	—	—	2
Balance at June 30, 2019	$(54)	$(87)	$(4)	$4	$(1)	$(143)

		Pension Adjustments
	Foreign currency translation adjustments	Actuarial losses	Prior service costs	Unrealized gain (loss) on investments	Other	Total
Balance at December 31, 2018	$(57)	$(88)	$(5)	$4	$(1)	$(146)
Other comprehensive income (loss) before reclassifications	3	—	—	(1)	—	2
Income taxes	—	—	—	—	—	—
Net other comprehensive income (loss) before reclassifications	3	—	—	(1)	—	2
Amounts reclassified from accumulated comprehensive income (loss)	—	2	—	—	—	3
Income taxes	—	(1)	—	—	—	(1)
Net amounts reclassified from cumulative other comprehensive income (loss)	—	2	—	—	—	2
Total other comprehensive income (loss)	3	2	—	(1)	—	4
Balance at June 30, 2019	$(54)	$(87)	$(4)	$4	$(1)	$(143)

		Pension Adjustments
	Foreign currency translation adjustments	Actuarial losses	Prior service costs	Unrealized gain (loss) on investments	Other	Total
Balance at March 31, 2018	$(37)	$(96)	$(5)	$4	$(2)	$(135)
Other comprehensive income (loss) before reclassifications	(14)	—	—	—	—	(14)
Income taxes	—	—	—	—	—	—
Net other comprehensive income (loss) before reclassifications	(14)	—	—	—	—	(14)
Amounts reclassified from accumulated other comprehensive income (loss)	—	2	—	—	—	2
Income taxes	—	—	—	—	—	—
Net amounts reclassified from cumulative other comprehensive income (loss)	—	1	—	—	—	1
Total other comprehensive income (loss)	(14)	1	—	—	—	(12)
Balance at June 30, 2018	$(51)	$(94)	$(5)	$4	$(1)	$(147)

		Pension Adjustments
	Foreign currency translation adjustments	Actuarial losses	Prior service costs	Unrealized gain (loss) on investments	Other	Total
Balance at December 31, 2017	$(40)	$(80)	$(5)	$4	$(2)	$(122)
Effect of adoption of ASU 2018-02		(17)		1		(17)
Other comprehensive income (loss) before reclassifications	(12)	—	—	—	—	(11)
Income taxes	—	—	—	—	—	—
Net other comprehensive income (loss) before reclassifications	(12)	—	—	—	—	(11)
Amounts reclassified from accumulated other comprehensive income (loss)	—	3	—	—	—	3
Income taxes	—	(1)	—	—	—	(1)
Net amounts reclassified from cumulative other comprehensive income (loss)	—	2	—	—	—	3
Total other comprehensive income (loss)	(12)	3	—	—	—	(9)
Balance at June 30, 2018	$(51)	$(94)	$(5)	$4	$(1)	$(147)

The amounts reclassified from accumulated other comprehensive income (loss) are included in the computation of net periodic pension cost; see Note 19 for additional details. The net periodic pension cost is included in Cost of sales, Selling, general and administrative expenses and Other non-operating items in the Consolidated Statements of Income.

NOTE 21 - NON-OPERATING INCOME (EXPENSE)
Components of non-operating income and expense are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
Dollar amounts in millions	2019	2018	2019	2018
Interest income	$2	$5	$6	$8
SERP market adjustments	—	—	1	—
Interest expense	(5)	(5)	(9)	(10)
Amortization of debt charges	(1)	—	(1)	—
Capitalized interest	1	1	2	2
Interest expense, net	(2)	—	(1)	(1)

Net periodic pension cost, excluding service cost	(1)	(1)	(1)	(2)
Gain on acquisition of controlling interest	—	—	14	—
Foreign currency gain (loss)	(1)	1	(4)	—
Other non-operating items	(2)	(1)	9	(2)

Total non-operating expense	$(4)	$—	$8	$(3)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
Demand for our products correlates to a significant degree to the level of new home construction activity in North America, which historically has been characterized by significant cyclicality. The U.S. Department of Census reported that U.S. single housing starts were 6% lower for the second quarter of 2019 and 5% lower for the first six months of 2019 as compared to the same periods of 2018.
OSB is sold as a commodity for which sales prices fluctuate daily based on market factors over which we have little or no control. We cannot predict whether the prices of our OSB products will remain at current levels or increase or decrease in the future. OSB prices (NC 7/16"), as reported by Random Lengths, were 56% lower for the second quarter and 49% lower for the first six months of 2019 as compared to the same periods in 2018.
For additional factors affecting our results, refer to the Management Discussion and Analysis of Financial Condition and Results of Operations overview contained in our Annual Report on Form 10-K for the year ended December 31, 2018 and to “About Forward-Looking Statements” and “Risk Factors” in this report.

EXECUTIVE SUMMARY

We recorded a 27% decrease in sales to $588 million for the quarter ended June 30, 2019 from $811 million reported for the quarter ended June 30, 2018. We recorded income from operations of $23 million for the quarter ended June 30, 2019 compared to $215 million for the quarter ended June 30, 2018. We recorded net income attributed to LP of $17 million ($0.14 per diluted share) for the quarter ended June 30, 2019 compared to $163 million ($1.11 per diluted share) for the quarter ended June 30, 2018. We reported a decrease of $189 million in Adjusted EBITDA from continuing operations for the second quarter of 2019 as compared to the second quarter of 2018. Declines in OSB pricing in all North American operations had a negative impact on our operating results of $166 million for the quarter ended June 30, 2019 as compared to the quarter ended June 30, 2018.

We recorded a 22% decrease in sales to $1.2 billion for the six months ended June 30, 2019 from $1.5 billion reported for the six months ended June 30, 2018. We recorded income from operations of $45 million for the six months ended June 30, 2019 compared to $342 million for the six months ended June 30, 2018. We recorded net income attributed to LP of $44 million ($0.34 per diluted share) for the six months ended June 30, 2019 compared to $254 million ($1.73 per diluted share) for the six months ended June 30, 2018. We reported a decrease of $290 million in Adjusted EBITDA from continuing operations for the six months ended June 30, 2019 as compared to the first six months of 2018. Declines in OSB pricing in all North American operations had a negative impact on our operating results of $264 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.

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

We record liabilities for uncertain income tax positions based on a two-step process. The first step is recognition, where we evaluate whether an individual tax position has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. For tax positions that are currently estimated to have a less than 50% likelihood of being sustained, no tax benefit is recorded. For tax positions that have met the recognition threshold in the first step, we perform the second step of measuring the benefit (expense) to be recorded. The actual benefits (expense) ultimately realized may differ from our estimates. In future periods, changes in facts, circumstances, and new information may require us to change the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recorded in the consolidated statement of income and consolidated balance sheet in the period in which such changes occur. As of June 30, 2019 and December 31, 2018, we had liabilities for unrecognized tax benefits (including interest) pertaining to uncertain tax positions totaling $38 million and $41 million.

Customer Program Costs

Customer programs and incentives are a common practice in our businesses. Our businesses incur customer program costs to obtain favorable product placement, to promote sales of products and to maintain competitive pricing. Customer program costs and incentives, including rebates and promotion and volume allowances, are accounted for in either sales or the category selling and administrative expenses at the time the program is initiated and/or the revenue is recognized. The costs are predominantly recognized in sales and include, but are not limited to, volume allowances and rebates, promotional allowances, and cooperative advertising programs. These costs are recorded at the later of the time of sale or the implementation of the program based on management’s best estimates. Estimates are based on historical and projected experience for each type of program or customer. Volume allowances are accrued based on management’s estimates of customer volume achievement and other factors incorporated into customer agreements, such as new products, store sell-through, merchandising support and customer training. Management periodically reviews accruals for these rebates and allowances, and adjusts accruals when circumstances indicate (typically as a result of a change in volume expectations). As of June 30, 2019 and December 31, 2018, we had $22 million and $30 million accrued as customer rebates.

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

NON-GAAP FINANCIAL MEASURES
In evaluating our business, we utilize several non-GAAP financial measures. A non-GAAP financial measure is generally defined by the SEC as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so excluded or included under applicable GAAP guidance. In this report on Form 10-Q, we disclose segment earnings (loss) from continuing operations before interest expense, taxes, depreciation and amortization and exclude stock-based compensation expense, (gain) loss on sales or impairment of long-lived assets, other operating credits and charges, net, investment income and other non-operating items as Adjusted EBITDA from continuing operations (Adjusted EBITDA) which is a non-GAAP financial measure. We also disclose Adjusted income from continuing operations which excludes (gain) loss on sale or impairment of long-lived assets, gain on acquisition, interest outside of normal operations, other operating credits and charges, net, early debt extinguishment and adjusts for a normalized tax rate. Neither Adjusted EBITDA nor Adjusted income from continuing operations is a substitute for the GAAP measure of net income or for any other GAAP measures of operating performance.
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
We believe that Adjusted income from continuing operations, which excludes (gain) loss on sale or impairment of long-lived assets, interest outside of normal operations, and other operating credits and charges, net, adjusted for a normalized tax rate is a useful measure for evaluating our ability to generate earnings and that providing this measure will allow investors to more readily compare the earnings for past and future periods. It should be noted that other companies may present similarly-titled measures differently and, therefore, as presented by us may not be comparable to similarly-titled measures reported by other companies. In addition, Adjusted income from continuing operations has material limitations as a performance measure because it excludes items that are actually incurred or experienced in connection with the operations of our business.

	Quarter Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$16	$163	$42	$254
Add (deduct):
Loss from noncontrolling interest	2	—	2	—
Loss from discontinued operations	—	—	—	4
Income from continuing operations attributable to LP	17	163	44	258
Provision for income taxes	3	51	11	81
Depreciation and amortization	29	30	60	61
Stock-based compensation	3	2	5	4
Loss on sale or impairment of long-lived assets, net	—	—	1	(1)
Other operating credits and charges, net	(3)	(5)	(1)	(5)
Interest expense, net	2	—	1	1
Non-operating items	2	1	(9)	2
Adjusted EBITDA	$53	$242	$111	$401

Siding	$46	$63	$88	$108
OSB	(3)	163	5	268
EWP	10	11	17	16
South America	9	12	19	23
Other	(2)	(2)	(5)	(4)
Corporate	(7)	(5)	(14)	(10)
Adjusted EBITDA	$53	$242	$111	$401

The following table provides the reconciliation of net income to Adjusted income from continuing operations:

	Quarter Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$16	$163	$42	$254
Add (deduct):
Loss from noncontrolling interest	2	—	2	—
Loss from discontinued operations	—	—	—	4
(Gain) loss on sale or impairment of long-lived assets, net	—	—	1	(1)
Other operating credits and charges, net	(3)	(5)	(1)	(5)
Gain on acquisition of controlling interest	—	—	(14)	—
Reported tax provision	3	51	11	81
Adjusted income from continuing operations before tax	18	210	40	333
Normalized tax provision at 25%	4	52	9.9	83
Adjusted income from continuing operations	$13	$157	$30	$250
Diluted shares outstanding	124.3	146.2	127.9	146.4
Adjusted income from continuing operations per diluted share	$0.11	$1.08	$0.23	$1.71

OUR OPERATING RESULTS
Our results of operations for each of our segments are discussed below, as are results of operations for the “other” category which comprises other products that are not individually significant. See Note 15 of the Notes to the consolidated financial statements included in item 1 of this report for further information regarding our segments.
SIDING
Our siding segment manufactures and markets wood-based siding and related accessories and OSB products.
Segment sales, operating income and Adjusted EBITDA for this segment were as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Net sales	$238	$262	(9)%	$474	$489	(3)%
Operating income	37	$53	(31)%	70	89	(22)%
Adjusted EBITDA	46	63	(27)%	88	108	(18)%
Adjusted EBITDA margin	19%	24%		19%	22%
Sales in this segment by product line were as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
SmartSide® strand siding	$200	$194	3%	$387	$359	8%
SmartSide® fiber siding	25	28	(11)%	51	54	(6)%
CanExel siding	7	13	(46)%	24	26	(11)%
OSB - commodity	5	12	(61)%	8	21	(63)%
OSB - value-add	—	12	(100)%	—	22	(100)%
Other	2	3	(17)%	5	7	(25)%
Total	$238	$262	(9)%	$474	$489	(3)%

Percent changes in average gross sales prices and unit shipments for the quarter and six months ended June 30, 2019 compared to the quarter and six months ended June 30, 2018 are as follows:

	Quarter Ended June 30, 2019 versus 2018		Six Months Ended June 30, 2019 versus 2018
	Average Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
SmartSide® strand siding	2%	—%	4%	4%
SmartSide® fiber siding	3%	(12)%	5%	(8)%
CanExel siding	(1)%	(46)%	1%	(12)%
OSB	(54)%	(59)%	(51)%	(63)%
For the quarter ended June 30, 2019 compared to the corresponding period in 2018, sales volumes were flat in our SmartSide strand product line with an increase for the six month period ended June 30, 2019 due to increased market penetration in key markets and introduction of new products. Sales prices in our SmartSide strand product line for the quarter and six months ended June 30, 2019 as compared to the corresponding periods in 2018 were higher due to price increases which were implemented in the first quarter of 2019 and 2018.
For the quarter and six months ended June 30, 2019 compared to the corresponding periods in 2018, sales volumes declined in our SmartSide fiber product line due to our decision to raise prices which slowed demand. Sales prices in our SmartSide fiber product line for the quarter and six month period ended June 30, 2019 as compared to the corresponding periods in 2018 were higher due to a price increase implemented in 2018.
For CanExel, sales volumes decreased in the second quarter and first six months of 2019 as compared to the corresponding period in 2018 due to decreased demand in Canada as customers re-balance their inventories. Sales prices changed for the second quarter and first six months of 2019 as compared to the corresponding periods in 2018 due to changes in our product mix and the fluctuations in the U.S. to Canadian dollar as a majority of these sales are denominated in Canadian dollars.
For our OSB produced in the siding segment for the quarter ended June 30, 2019 compared to the corresponding period in 2018, sales prices changed as discussed in the OSB segment below. Sales volumes were lower for the quarter and six months ended June 30, 2019 compared to the corresponding periods in 2018 due to the conversion of our Dawson Creek OSB mill to siding which occurred during the later portion of 2018. We estimate Adjusted EBITDA from continuing operations associated with OSB produced and sold in the siding segment for the quarter and six months ended June 30, 2019 was negative $1 million in both periods as compared to the comparable periods in 2018 of positive $10 million and positive $15 million.
Overall, the decline in the siding segment for the second quarter of 2019 compared to the same period of 2018 was due to expenses associated with the Dawson Creek conversion project ($6 million for the quarter ended June 30, 2019 and $15 million for the six months ended June 30, 2019), lower OSB sales prices and volume and increases in sales and marketing expenses which were partially offset by higher pricing on our SmartSide strand products.
OSB
Our OSB segment manufactures and distributes OSB structural panel products in North America and certain export markets.
Segment sales, operating income and Adjusted EBITDA for this segment were as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Net sales	$199	$387	(49)%	$407	$701	(42)%
Operating income	(18)	149	(112)%	(25)	238	(111)%
Adjusted EBITDA	(3)	163	(102)%	5	268	(98)%
Adjusted EBITDA Margin	(2)%	42%		1%	38%
Sales in this segment by product line were as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
OSB - commodity	$97	$231	(58)%	$204	$413	(51)%
OSB - value-add	100	155	(35)%	199	284	(30)%
Other	1	1	18%	5	4	7%
Total	$199	$387	(49)%	$407	$701	(42)%
Percent changes in average gross sales prices and unit shipments for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 are as follows:

	Quarter Ended June 30, 2019 versus 2018		Six Months Ended June 30, 2019 versus 2018
	Average Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
OSB - commodity	(49)%	(17)%	(43)%	(12)%
OSB - value-add	(38)%	5%	(32)%	3%
For the quarter and six months ended June 30, 2019, OSB prices decreased compared to the corresponding periods in 2018 likely due to the overall demand compared to the supply available in the market. Sales volumes for the quarter and six months ended ended June 30, 2019 are higher in value-add and lower in commodity compared to the corresponding periods of 2018.The decrease in selling price negatively impacted operating results and Adjusted EBITDA by $159 million for the quarter and by $253 million for the six months ended June 30, 2019 as compared to the same periods in 2018.
Overall the decline in our OSB segment results for the quarter ended June 30, 2019 as compared to the same period in 2018 was due to decreased sales prices and volume, offset by improved operating efficiencies.
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
Segment sales, operating results and Adjusted EBITDA for this segment were as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Net sales	107	113	(6)%	197	219	(10)%
Operating income	6	6	3%	9	6	38%
Adjusted EBITDA	10	11	(10)%	17	16	2%
Adjusted EBITDA margin	9%	10%		8%	7%

Sales in this segment by product line were as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
LVL	$40	$40	—%	$71	$77	(8)%
LSL	14	17	(17)%	28	31	(10)%
I-Joist	38	32	19%	64	64	1%
OSB - commodity	1	5	(77)%	3	8	(64)%
OSB - value-add	2	4	(39)%	4	8	(44)%
Plywood	6	8	(30)%	12	16	(21)%
Other	5	7	(23)%	15	16	(9)%
Total	$107	$113	(5)%	$197	$219	(10)%
Percent changes in average gross sales prices and unit shipments for the quarter ended June 30, 2019 compared to the quarter ended June 30, 2018 are as follows:

	Quarter Ended June 30, 2019 versus 2018		Six Months Ended June 30, 2019 versus 2018
	Average Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
LVL	—%	—%	3%	(10)%
LSL	5%	(20)%	7%	(15)%
I-Joist	(1)%	21%	2%	(2)%
OSB	(25)%	(50)%	(22)%	(41)%
Plywood	(30)%	(3)%	(19)%	(2)%
For the quarter and six months ended June 30, 2019 compared to the same periods in 2018, sales volumes decreased due to market weakness. Average selling prices increased due to price increases implemented across all product lines, except plywood and OSB. The decrease in selling prices for OSB and plywood negatively impacted operating results and Adjusted EBITDA from continuing operations by $1 million for OSB and $2 million for plywood for the quarter and by $2 million and $3 million for the six months ended June 30, 2019 as compared to the same periods in 2018. For the quarter and six months ended June 30, 2019, compared to the same periods in 2018, results of operations improved due to increased sales prices partially offset by higher manufacturing costs due to lower volumes and lower OSB and plywood pricing.
SOUTH AMERICA
Our South America segment manufactures and distributes OSB structural panel and siding products in South America and selected export markets. This segment has manufacturing operations in two countries, Chile and Brazil and operates sales offices in Chile, Brazil, Peru, Colombia and Argentina.
Segment sales, operating income and Adjusted EBITDA for this segment were as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Net sales	$40	$45	(11)%	$85	$88	(3)%
Operating income	7	10	(32)%	15	19	(22)%
Adjusted EBITDA	9	12	(23)%	19	23	(16)%
Adjusted EBITDA margin	23%	26%		23%	26%

Sales in this segment by product line were as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
OSB - value-add	$35	$37	(6)%	$73	$72	1%
Siding	4	7	(42)%	10	14	(25)%
Other	1	1	8%	2	2	(16)%
Total	$40	$45	(11)%	$85	$88	(3)%
Percent changes in average gross sales prices and unit shipments for the quarter ended June 30, 2019 compared to the quarter ended June 30, 2018 are as follows:

	Quarter Ended June 30, 2019 versus 2018		Six Months Ended June 30, 2019 versus 2018
	Average Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
OSB	(12)%	8%	(15)%	15%
Siding	—%	(42)%	(2)%	(23)%
OSB sales volumes increased for the quarter and six months ended June 30, 2019 as compared to the corresponding periods in 2018 due to increased demand across South America due to improved economic conditions. Sales prices for OSB and siding decreased for the quarter ended June 30, 2019 as compared to the corresponding period in 2018 due to increased imports at a lower price, which created downward pricing pressure and the impact of the change of foreign currency rates on local sales prices.
For the quarter and six months ended June 30, 2019, compared to the same periods in 2018, results of operations are lower due to reduced sales prices and increased operating costs associated with start up of the third mill in Chile.
OTHER PRODUCTS
Our other products segment includes our off-site framing operation, remaining timber and timberlands and other minor products, services and closed operations which are not classified as discontinued operations.
Segment sales, operating losses and Adjusted EBITDA for this category were as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Net sales	$5	$3	69%	$10	$6	63%
Operating losses	(2)	(2)	10%	(5)	(4)	(23)%
Adjusted EBITDA	(2)	(2)	(6)%	(5)	(4)	(21)%

NON-OPERATING INCOME AND EXPENSE
Components of non-operating income and expense are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
Dollar amounts in millions	2019	2018	2019	2018
Interest income	$2	$5	$6	$8
SERP market adjustments	—	—	1	—
Interest expense	(5)	(5)	(9)	(10)
Amortization of debt charges	(1)	—	(1)	—
Capitalized interest	1	1	2	2
Interest expense, net	(2)	—	(1)	(1)

Net periodic pension cost, excluding service cost	(1)	(1)	(1)	(2)
Gain on acquisition of controlling interest	—	—	14	—
Foreign currency gain (loss)	(1)	1	(4)	—
Other non-operating items	(2)	(1)	9	(2)

Total non-operating expense	$(4)	$—	$8	$(3)

INCOME TAXES

For the first six months of 2019, our income tax expense on continuing operations reflects a rate of 20% as compared to 24% in the comparable period of 2018. For the first six months of 2019, the primary differences between the U.S. statutory rate of 21% and the effective rate of 20% relates to increases in tax deductions related to stock-based compensation and the effects of foreign and state tax rates. For the first six months of 2018, the primary differences between the U.S. statutory rate of 21% and the effective rate of 24% relates to state income tax, discretionary pension payments, foreign tax rates and tax deductions related to stock-based compensation.
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

OPERATING ACTIVITIES
During the first six months of 2019, we used $0 million in operating activities compared to $268 million provided during the first six months of 2018. This change was primarily related to declines in operating results (lower OSB pricing) offset by reductions in working capital changes.
INVESTING ACTIVITIES
During the first six months of 2019, cash used in investing activities was approximately $50 million. Capital expenditures in the first six months of 2019 were $81 million and cash acquired in connection with the consolidation of Entekra was $33 million net of other acquisitions. Included in “Accounts payable” is $15 million related to capital expenditures that had not yet been paid as of June 30, 2019.
During the first six months of 2018, cash used in investing activities was approximately $110 million. Capital expenditures in the first six months of 2018 were $88 million. Included in “Accounts payable” was $17 million related to capital expenditures that had not yet been paid as of June 30, 2018.
Capital expenditures in 2019 are expected to be approximately $160 million to $170 million related to expansions in our siding business, growth and maintenance projects and our South American expansion.
FINANCING ACTIVITIES
During the first six months of 2019, cash used in financing activities was $481 million. We used $3 million to pay long-term debt, $33 million to pay cash dividends, $438 million to repurchase stock though our share repurchase program and $4 million to repurchase stock from employees in connection with income tax withholding requirements associated with our employee stock-based compensation plans.
During the first six months of 2018, cash used in financing activities was $81 million. We used $38 million to pay a cash dividend and $8 million to repurchase stock from employees in connection with income tax withholding requirements associated with our employee stock-based compensation plans. Additionally, during the first six months of 2018, we received a grant from the Investments in Forest Industry Transformation program in Canada for $3 million in connection with our conversion of the Dawson Creek OSB mill.
POTENTIAL IMPAIRMENTS
We continue to review asset groupings and investments for potential impairments. Management currently believes we have adequate support for the carrying value of each of these assets based upon the anticipated cash flows that result from our estimates of future demand, pricing and production costs assuming certain levels of planned capital expenditures. As of June 30, 2019, there were no indications of impairment for the asset grouping that included our indefinitely curtailed facilities and supports the conclusion that no impairment is necessary for those facilities.
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

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2019, our Chief Executive Officer and Chief Financial Officer have carried out, with the participation of the Company's Disclosure Practices Committee and the Company's management, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Act). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that LP’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
We had no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
KEY STATISTICS

	Quarter Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Housing starts[1]:
Single Family	241	258	430	453
Multi-Family	111	95	188	189
	352	353	618	641

[1] Actual U.S. Housing starts data reported by U.S. Census Bureau
The following tables set forth North American sales volume for the quarter ended June 30, 2019 and 2018:

	Quarter Ended June 30, 2019				Quarter Ended June 30, 2018
Sales Volume	Siding	OSB	EWP	Total	Siding	OSB	EWP	Total
SmartSide® Strand siding (MMSF)	309	—	—	309	309	—	—	309
SmartSide® fiber siding (MMSF)	51	—	—	51	58	—	—	58
CanExel® siding (MMSF)	7	—	—	7	12	—	—	12
OSB - commodity (MMSF)	26	549	7	582	34	663	14	711
OSB - value added (MMSF)	1	420	5	427	31	400	11	442
LVL (MCF)	—	—	1,953	1,953	—	—	1,949	1,949
LSL (MCF)	—	—	869	869	—	—	1,088	1,088
I-joist (MMLF)	—	—	26	26	—	—	22	22

	Six Months Ended June 30, 2019				Six Months Ended June 30, 2018
Sales Volume	Siding	OSB	EWP	Total	Siding	OSB	EWP	Total
SmartSide® Strand siding (MMSF)	593	—	—	593	571	—	—	571
SmartSide® fiber siding (MMSF)	104	—	—	104	113	—	—	113
CanExel® siding (MMSF)	22	—	—	22	25	—	—	25
OSB - commodity (MMSF)	43	1,120	16	1,180	65	1,279	25	1,369
OSB - value added (MMSF)	2	810	11	823	58	783	21	862
LVL (MCF)	—		3,457	3,457	—	—	3,849	3,849
LSL (MCF)	—		1,666	1,666	—	—	1,964	1,964
I-joist (MMLF)	—		45	45	—	—	46	46
INDUSTRY PRODUCT TRENDS
The following table sets forth the average wholesale price of OSB in the United States for the periods specified in dollars per 1,000 square feet.

	OSB Western Canada 7/16" Basis	OSB Southwest 7/16" Basis	OSB N. Central 7/16" Basis
Average
2018 1st Qtr. Avg.	$356	$346	$367
2018 2nd Qtr. Avg.	$408	$435	$423
2019 1st Qtr. Avg.	$161	$194	$213
2019 2nd Qtr. Avg.	$149	$174	$187

Source:	Random Lengths

PART II OTHER INFORMATION

Item 1.	Legal Proceedings.
The description of certain legal and environmental matters involving LP set forth in Part I of this report under “Note 14 – Legal and Environmental Matters” to the Notes to the financial statements contained herein is incorporated herein by reference.

Item 1A.	Risk Factors.

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following amount of our common stock was repurchased during the quarter ended June 30, 2019:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Purchase Plan or Program	Maximum Dollar Value of Shares That May Yet be Purchased under the Plans or Programs
April 1, 2019 - April 30, 2019	—	—	—	$280
May 1, 2019 - May 31, 2019	—	—	—	$280
June 1, 2019 - June 30, 2019	—	—	—	$280
	—	—	—
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

10.1
Amended and Restated Credit Agreement, dated June 27, 2019, among Louisiana-Pacific Corporation, as borrower, certain subsidiaries of the borrower from time to time party thereto, as guarantors, American AgCredit, PCA, as administrative agent and sole lead arranger, CoBank, ACB, as L/C Issuer, and lenders party thereto. Incorporated herein by reference to Exhibit 10.1 on LP Current Report on Form 8-K filed on June 27, 2019.

10.2
Amended and Restated Security Agreement, dated June 27, 2019, among Louisiana-Pacific Corporation and American AgCredit, PCA. Incorporated herein by reference to Form 8K filed on June 27, 2019. Incorporated herein by reference to Exhibit 10.1 on LP Current Report on Form 8-K filed on June 27, 2019.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certifications pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOUISIANA-PACIFIC CORPORATION

Date:	August 6, 2019	BY:	/S/ W. BRADLEY SOUTHERN
W. Bradley Southern
Chief Executive Officer

Date:	August 6, 2019	BY:	/S/ ALAN J.M. HAUGHIE
Alan J.M. Haughie
Executive Vice President and
Chief Financial Officer