Form 10-Q
period 2019-09-30
LOUISIANA-PACIFIC CORP
filed 2019-11-05
CIK 60519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
For Quarterly Period Ended September 30, 2019
Commission File Number 1-7107

 LOUISIANA-PACIFIC CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	93-0609074
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
414 Union Street, Suite 2000 , Nashville, TN 37219
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 117,453,425 shares of Common Stock, $1 par value, outstanding as of November 4, 2019. Except as otherwise specified and unless the context otherwise requires, references to "LP", the “Company”, “we”, “us”, and “our” refer to Louisiana-Pacific Corporation and its subsidiaries.

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

Item 1.	Financial Statements.
CONDENSED CONSOLIDATED BALANCE SHEETS
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$304	$878
Receivables, net of allowance for doubtful accounts of $3 million at September 30, 2019 and $1 million at December 31, 2018	183	128
Inventories	260	273
Prepaid expenses and other current assets	14	8
Total current assets	761	1,287

Timber and timberlands	61	62
Property, plant and equipment, net	1,034	1,010
Goodwill and other intangible assets	54	26
Operating lease assets	41	—
Investments in and advances to affiliates	10	49
Other assets	82	79
Total assets	$2,043	$2,514
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$3	$5
Accounts payable and accrued liabilities	213	236
Income taxes payable	1	21
Total current liabilities	216	262

Long-term debt, excluding current portion	348	347
Non-current operating lease liabilities	33	—
Other long-term liabilities	223	205

Redeemable noncontrolling interest	12	—

Stockholders’ equity:
Common stock, $1 par value, 200,000,000 shares authorized, 135,237,793 shares issued and outstanding at September 30, 2019 and 153,358,542 shares issued and outstanding at December 31, 2018	135	153
Additional paid-in capital	453	458
Retained earnings	1,185	1,613
Treasury stock, 17,793,832 shares and 16,525,351 shares, at cost	(408)	(378)
Accumulated comprehensive loss	(152)	(146)
Total stockholders’ equity	1,213	1,700
Total liabilities and stockholders’ equity	$2,043	$2,514
The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales	$603	$737	$1,773	$2,239
Cost of sales	529	524	1,540	1,589
Gross profit	75	213	233	650

Selling, general and administrative expenses	58	51	172	152
(Gain) loss on sale or impairment of long lived assets, net	5	—	6	—
Other operating credits and charges, net	3	(6)	2	(11)
Income from operations	8	168	53	510
Interest expense, net	(4)	2	(5)	1
Other non-operating items	(1)	(2)	8	(4)
Income from continuing operations before taxes	3	167	56	506
Provision for income taxes	3	42	13	123
Equity in loss of unconsolidated affiliates	—	1	—	2
Income from continuing operations	1	124	43	382
Loss from discontinued operations	—	—	—	(4)
Net income	$1	$124	$42	$378
Less: Net loss attributed to non-controlling interest	(1)	—	(3)	—
Net income attributed to Louisiana-Pacific Corporation	$2	$124	$46	$378

Amounts attributed to Louisiana-Pacific Corporation common shareholders:
Income from continuing operations, net of tax	$2	$124	$46	$382
Income from discontinued operations, net of tax	—	—	—	(4)
	$2	$124	$46	$378
Net income per share of common stock:
Income per share continuing operations	$0.02	$0.87	$0.37	$2.65
Loss per share discontinued operations	—	—	—	(0.03)
Net income per share - basic	$0.02	$0.87	$0.37	$2.62
Diluted net income per share of common stock:
Income per share continuing operations	$0.02	$0.86	$0.36	$2.62
Loss per share discontinued operations	—	—	—	(0.03)
Net income per share - diluted	$0.02	$0.86	$0.36	$2.59

Average shares of common stock used to compute net income per share:
Basic	121.4	142.5	125.1	143.9
Diluted	122.2	143.9	125.9	145.6
The accompanying notes are an integral part of these unaudited financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$1	$124	$42	$378
Other comprehensive income (loss):
Foreign currency translation adjustments	(10)	(2)	(7)	(14)
Unrealized gain (loss) on investments, net of tax	—	—	(1)	—
Amortization of pension and post-retirement prior service costs and net loss	1	1	3	4
Other comprehensive loss	(9)	(1)	(5)	(9)
Comprehensive income (loss)	(9)	123	37	368
Less: comprehensive loss attributed to redeemable non-controlling interest	(1)	—	(3)	—
Comprehensive income (loss) attributed to Louisiana-Pacific Corporation	$(7)	$123	$41	$368
The accompanying notes are an integral part of these unaudited financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS) (UNAUDITED)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1	$124	$42	$378
Non-cash charges to income:
Depreciation and amortization	30	31	90	92
Gain on acquisition	—	—	(14)	—
Other adjustments, net	17	(1)	23	4
Changes in assets and liabilities:
(Increase) decrease in receivables	(6)	19	(46)	(26)
(Increase) decrease in prepaids and other current assets	(3)	1	(6)	(4)
(Increase) decrease in inventories	31	2	14	(12)
Increase (decrease) in accounts payable and accrued liabilities	(11)	2	(29)	(18)
Increase (decrease) in income taxes payable and deferred income taxes	1	10	(15)	47
Pension contributions	—	(36)	(1)	(41)
Net cash provided by (used in) operating activities	59	151	58	419
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment additions	(37)	(63)	(118)	(150)
Investment in unconsolidated affiliate	(3)	—	(3)	(45)
Cash acquired (used in) acquisition	—	—	33	—
Other investing activities	(1)	—	(1)	23
Net cash used in investing activities	(40)	(63)	(90)	(173)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	—	(22)	(3)	(22)
Payment of cash dividends	(16)	(19)	(50)	(56)
Purchase of stock	(42)	(60)	(480)	(99)
Other financing activities	(2)	(2)	(8)	(6)
Net cash used in financing activities	(60)	(102)	(541)	(183)
EFFECT OF EXCHANGE RATE ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(2)	(1)	(1)	(5)
Net decrease in cash, cash equivalents and restricted cash	(44)	(14)	(574)	59
Cash, cash equivalents and restricted cash at beginning of period	362	1,014	892	941
Cash, cash equivalents and restricted cash at end of period	$318	$1,000	$318	$1,000

Supplemental cash flow information:
Cash paid for income taxes	$—	$32	$29	$73
Cash paid for interest, net of cash received	$5	$4	$10	$7

The accompanying notes are an integral part of these unaudited financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
(AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2018	153	$153	17	$(378)	$458	$1,613	$(146)	$1,700
Net income						27		27
Dividends paid ($0.135 per share)						(17)		(17)
Issuance of shares under stock plans			—	4	(8)			(4)
Purchase of stock	(12)	(12)	2	(38)	(80)	(308)		(438)
Compensation expense associated with stock-based compensation					2			2
Other comprehensive loss							2	2
Balance, March 31, 2019	141	141	18	(412)	373	1,314	(144)	1,273
Net income						17		17
Dividends paid ($0.135 per share)						(17)		(17)
Issuance of shares under stock plans			—	2	(1)			1
Compensation expense associated with stock-based compensation					2			2
Other comprehensive loss							2	2
Balance, June 30, 2019	141	141	18	(410)	374	1,315	(143)	1,278
Net income						2		2
Dividends paid ($0.135 per share)						(16)		(16)
Issuance of shares under stock plans			—	2	(3)			(1)
Purchase of stock	(6)	(6)			80	(116)		(42)
Compensation expense associated with stock-based compensation					2			2
Other comprehensive loss							(9)	(9)
Balance, September 30, 2019	135	$135	18	$(408)	$453	$1,185	$(152)	$1,213

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2017	153	$153	8	$(178)	$471	$1,280	$(122)	$1,605
Effect of adoption of ASU 2014-09						(4)		(4)
Effect of adoption of ASU 2018-02						17	(17)	—
Net income						91		91
Dividends paid ($0.13 per share)						(19)		(19)
Issuance of shares under stock plans			—	4	(10)			(6)
Compensation expense associated with stock-based compensation					2			2
Other comprehensive income							4	4
Balance, March 31, 2018	153	153	8	(173)	463	1,364	(135)	1,672
Net income						163		163
Dividends paid ($0.13 per share)						(19)		(19)
Issuance of shares under stock plans			—	6	(8)			(2)
Purchase of treasury stock			1	(39)				(39)
Compensation expense associated with stock-based compensation					3			3
Other comprehensive income							(12)	(12)
Balance, June 30, 2018	153	153	9	(206)	458	1,508	(147)	1,766
Net income						124		124
Dividends paid ($0.13 per share)						(19)		(19)
Issuance of shares under stock plans			—	2	(3)			(2)
Purchase of treasury stock			2	(60)
Compensation expense associated with stock-based compensation					2			2
Other comprehensive income							(1)	(1)
Balance, September 30, 2018	153	$153	12	$(264)	$457	$1,614	$(148)	$1,811
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

•
The lease term for all of our leases includes the non-cancelable period of the lease plus any additional periods covered by either an option to extend (or not to terminate) the lease that we are reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor.

Supplemental Balance Sheet information Related to Leases:

	Classification	September 30, 2019
Assets:
Operating lease assets	Operating lease assets	$41
Finance lease assets	Property, plant, and equipment, net	1
Total lease assets		$42
Liabilities:
Current
Operating	Accounts payable and accrued liabilities	$9
Finance	Current portion of long-term debt	1
Non-current
Operating	Non-current operating lease liabilities	33
Finance	Long-term debt	1
Total lease liabilities		$42

Components of Lease Expense:	Quarter Ended September 30, 2019	Nine Months Ended September 30, 2019
Lease Cost:
Operating lease cost	$3	$7
Finance lease cost:
Amortization of leased assets	—	—
Interest on lease liabilities	—	—
Total lease cost	$3	$8

Lease Term and Discount Rate:	September 30, 2019
Weighted average remaining lease term (years)
Operating leases	12.0
Finance leases	3.0
Weighted average discount rate
Operating leases	4.6%
Finance leases	4.2%

Maturity of Lease Liabilities	Operating Leases	Finance Leases	Total
2019	$3	$—	$3
2020	9	1	10
2021	7	—	7
2022	5	—	5
2023	3	—	3
2024 and thereafter	29	—	29
Total lease payments	55	1	56
Less: Interest	(14)	—	(14)
Present value of lease liabilities	$41	$1	$42

Other Information	Quarter Ended September 30, 2019	Nine Months Ended September 30, 2019
Short-term lease cost	$1	$3
Variable lease cost	7	20
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	—	—
Operating cash flows from operating leases	2	6
Financing cash flows from finance leases	—	—
ROU assets obtained in exchange for new operating lease liabilities	20	25
ROU assets obtained in exchange for new financing lease liabilities	—	1

As of December 31, 2018, total future minimum commitments under non-cancelable operating leases were as follows:

	2019	2020	2021	2022	2023	Thereafter
Lease Obligations	$8	$7	$5	$2	$—	$—

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
The following tables disaggregate our revenue by product line and product type by segment for the quarter and nine months ended September 30, 2019 and 2018:

Quarter Ended September 30, 2019
By Product family:	Siding	OSB	EWP	South America	Other	Inter-segment	Total
SmartSide® Strand siding	$213	$—	$—	$4	$—	$—	$217
SmartSide® Fiber siding	28	—	—	—	—	—	28
CanExel® siding	15	—	—	—	—	—	15
OSB - commodity	1	100	—	—	—	(1)	100
OSB - value-add	—	96	2	32	—	—	130
LVL	—	—	37	—	—	—	37
LSL	—	—	12	—	—	—	12
I-joist	—	—	39	—	—	—	39
Plywood	—	—	7	—	—	—	7
Other	2	2	8	1	6	—	19
	$259	$197	$105	$36	$6	$(1)	$603
By Product type:
Commodity	$1	$100	$7	$—	$—	$(1)	$107
Value-add	256	96	90	36	—	—	478
Other	2	2	8	1	6	—	19
	$259	$197	$105	$36	$6	$(1)	$603

Nine Months Ended September 30, 2019
By Product family:	Siding	OSB	EWP	South America	Other	Inter-segment	Total
SmartSide® Strand siding	$600	$—	$—	$14	$—	$—	$614
SmartSide® Fiber siding	79	—	—	—	—	—	79
CanExel® siding	38	—	—	—	—	—	38
OSB - commodity	9	304	3	—	—	(4)	312
OSB - value-add	—	295	7	105	—	—	406
LVL	—	—	108	—	—	—	108
LSL	—	—	40	—	—	—	39
I-joist	—	—	103	—	—	—	103
Plywood	—	—	19	—	—	—	19
Other	7	6	23	2	16	—	55
	$733	$605	$303	$121	$16	$(4)	$1,773
By Product type:
Commodity	$9	$304	$22	$—	$—	$(4)	$331
Value-add	717	295	257	119	—	(1)	1,387
Other	7	6	23	2	16	—	55
	$733	$605	$303	$121	$16	$(4)	$1,773

Quarter Ended September 30, 2018
By Product family:	Siding	OSB	EWP	South America	Other	Inter-segment	Total
SmartSide® Strand siding	$188	$—	$—	$3	$—	$—	$191
SmartSide® Fiber siding	30	—	—	—	—	—	30
CanExel® siding	7	—	—	—	—	—	7
OSB - commodity	13	197	1	—	—	—	211
OSB - value-add	—	151	4	30	—	—	185
LVL	—	—	36	—	—	—	36
LSL	—	—	18	—	—	—	18
I-joist	—	—	34	—	—	—	34
Plywood	—	—	8	—	—	—	8
Other	2	2	10	1	3	—	17
	$241	$349	$110	$35	$3	$—	$737
By Product type:
Commodity	$13	$197	$9	$—	$—	$—	$219
Value-add	226	151	91	34	—	—	502
Other	2	2	10	1	3	—	17
	$241	$349	$110	$35	$3	$—	$737

Nine Months Ended September 30, 2018
By Product family:	Siding	OSB	EWP	South America	Other	Inter-segment	Total
SmartSide® Strand siding	$546	$—	$—	$17	$—	$—	$563
SmartSide® Fiber siding	84	—	—	—	—	—	84
CanExel® siding	33	—	—	—	—	—	33
OSB - commodity	34	609	9	—	—	—	652
OSB - value-add	22	435	11	103	—	—	571
LVL	—	—	113	—	—	—	113
LSL	—	—	49	—	—	—	49
I-joist	—	—	98	—	—	—	98
Plywood	—	—	23	—	—	—	23
Other	9	6	26	3	9	—	52
	$729	$1,050	$329	$122	$9	$—	$2,239
By Product type:
Commodity	$34	$609	$32	$—	$—	$—	$675
Value-add	686	435	271	120	—	—	1,512
Other	9	6	26	3	9	—	52
	$729	$1,050	$329	$122	$9	$—	$2,239

NOTE 4 - STOCK-BASED COMPENSATION

We have a Management Incentive Plan (MIP) that is administered by the Compensation Committee of the Board of Directors. The Compensation Committee authorizes the grants of restricted stock awards (shares or units), performance share awards payable in stock based upon the attainment of specified performance goals and stock-settled stock appreciation rights (SSARs).We also maintain an employee stock purchase plan which allows eligible employees to purchase shares of LP common stock at a discount. As of September 30, 2019, 2.9 million shares were available for grant under the 2013 Omnibus Plan and 1.9 million shares were available under the 2019 Employee Stock Purchase Plan.

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Total stock-based compensation expense (cost of sales, selling, general and administrative and other operating credits and charges, net)	$2	$2	$6	$7
Income tax provision related to stock-based compensation	—	—	(1)	(3)
Impact on cash flow due to taxes paid related to net share settlement of equity awards	2	2	5	9

At September 30, 2019, $15 million of compensation cost related to unvested performance awards, restricted stock awards and SSARs attributable to future service had not yet been recognized.
During the first nine months of 2019, we granted 195,452 performance awards at an average grant date fair value of $25.19 per share and 393,054 restricted stock awards at an average grant date fair value of $24.21 per share.
NOTE 5 – FAIR VALUE MEASUREMENTS
We estimated our Senior Notes due in 2024 to have a fair value of $357 million at September 30, 2019 and $338 million at December 31, 2018 based upon market quotations.
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

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Denominator for basic earnings per share:
Weighted average common shares outstanding - basic	121.4	142.5	125.1	143.9
Effect of dilutive securities:
Dilutive effect of employee stock plans	0.8	1.4	0.9	1.7
Denominator for diluted earnings per share:
Weighted average shares outstanding - diluted	122.2	143.9	125.9	145.6

For the quarter and nine months ended September 30, 2019 and 2018, there were no SSARs that were considered not in-the-money for purposes of our earnings per share calculation.

NOTE 7 - SHARE REPURCHASE PROGRAM

During the quarter ended March 31, 2019, we announced that our Board of Directors authorized an additional $600 million share repurchase program, including an accelerated share repurchase (ASR) program. In connection with the ASR program, we entered into an agreement with Goldman, Sachs & Co. (GS) to repurchase $400 million of our common stock. Under the ASR, we received approximately 11.9 million shares of our common stock during the first quarter of 2019. During the third quarter of 2019, GS delivered the final settlement of the ASR resulting in an additional 4.4 million shares.

NOTE 8 – RECEIVABLES
Receivables consist of the following:

	September 30, 2019	December 31, 2018
Trade receivables	$140	$87
Income tax receivable	27	16
Other receivables	19	25
Allowance for doubtful accounts	(3)	(1)
Total	$183	$128

Other receivables at September 30, 2019 and December 31, 2018 primarily consist of sales tax receivables, vendor rebates, a receivable associated with an affiliate and other miscellaneous receivables.
NOTE 9 – INVENTORIES
Inventories are valued at the lower of cost or net realizable value. Inventory cost includes materials, labor and operating overhead. The major types of inventories are as follows (work in process is not material):

	September 30, 2019	December 31, 2018
Logs	$41	$57
Other raw materials	31	25
Semi-finished inventory	22	23
Finished products	166	168
Total	$260	$273

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

	Quarter Ended		Nine Months Ended
	September 30,		June 30,
	2019	2018	2019	2018
Beginning balance	$13	$—	$—	$—
Purchase of redeemable common and preferred stock	—	—	15	—
Net loss attributable to redeemable non-controlling interest	(1)	—	(3)	—
Adjustment to redemption value	—	—	—	—
Ending balance	$12	$—	$12	$—

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

NOTE 11 - GOODWILL AND OTHER INTANGIBLES

Changes in goodwill and other intangible assets for the nine months ended September 30, 2019 is provided in the following table:

	2019
	Timber and timberlands	Goodwill	Developed Technology	Other Assets
Beginning balance December 31, 2018	$41	$16	$10	$—
Acquisitions (Note 10)	—	14	12	3
Amortization	(2)	—	(1)	—
Total goodwill and other intangibles	$39	$30	$21	$3

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

For the first nine months of 2019, our income tax expense on continuing operations reflects a rate of 24% as compared to 24% in the comparable period of 2018. For the first nine months of 2019, the primary differences between the U.S. statutory rate of 21% and the effective rate of 24% relates to state income tax, foreign tax rates and benefit from U.S. tax credits. For the first nine months of 2018, the primary differences between the U.S. statutory rate of 21% and the effective rate of 24% relates to state income tax, discretionary pension payments, foreign tax rates and tax deductions related to stock-based compensation.

NOTE 13 - OTHER OPERATING CREDITS AND CHARGES AND IMPAIRMENTS

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Reorganization charges	$(2)	$(1)	$(5)	$(5)
Severance and other charges associated with curtailment	(2)	—	(3)	—
Adjustment to product-related warranty reserves	—	8	4	8
Refund of environmental costs	—	—	—	8
Insurance recoveries	—	—	1	—
Expenses related to hurricane	—	(1)	—	(1)
	$(3)	$6	$(2)	$11

During the third quarter of 2019, we recorded a charge of $2 million related to severance associated with certain reorganizations within the corporate office and $2 million related to severance and other charges associated with our curtailment of an OSB mill in British Columbia, Canada.

During the third quarter of 2019, we recorded a $5 million impairment related to a facility in Canada that LP expects to sell within the next 12 months.

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

During the third quarter of 2018, we recorded a gain of $8 million related to the reduction in product-related warranty reserves associated with CanExel products sold in specific geographic locations and for a specific time period based upon reductions in claims activities. Additionally, we recorded $1 million in severance and other charges related to certain reorganizations and a loss of $1 million related to property damage sustained by our Wilmington facility during a hurricane occurring in the fall of 2018.

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

Recorded in Other assets is $1 million related to a receivable for reimbursements of environmental costs associated with a non-operating site as of September 30, 2019.
Other Proceedings
We and our subsidiaries are parties to other legal proceedings. Based on the information currently available, management believes the resolution of such proceedings will not have a material adverse effect on our financial position, results of operations, cash flows or liquidity.

NOTE 15 – SELECTED SEGMENT DATA
We operate in four segments: Siding, North America Oriented Strand Board (OSB), Engineered Wood Products (EWP) and South America. Our business units have been aggregated into these four segments based upon the similarity of economic characteristics, customers and distribution methods. Our results of operations attributed to LP are summarized below for each of these segments separately as well as for the “other” category which comprises other products that are not individually significant. Segment information was prepared in accordance with the same accounting principles as those described in Note 1 of the Notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018. During the first quarter of 2019, certain timber operations where reclassified from other to EWP and we have reclassified a significant portion of our unallocated expenses to the business segments effective during the first quarter of 2019. All prior periods presented have been adjusted for comparability.

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net sales
Siding	$259	$241	$733	$729
OSB	197	349	605	1,050
EWP	105	110	303	329
South America	36	35	121	122
Other	6	3	16	9
Intersegment sales	(1)	—	(4)	—
	$603	$737	$1,773	$2,239
Operating profit (loss):
Siding	$38	$51	$108	$140
OSB	(16)	106	(41)	345
EWP	2	6	11	12
South America	6	7	20	25
Other	(4)	(2)	(10)	(7)
Other operating credits and charges, net	(3)	6	(2)	11
Gain (loss) on sale or impairment of long-lived assets, net	(5)	—	(6)	—
General corporate and other expenses, net	(6)	(6)	(23)	(18)
Interest expense, net	(4)	2	(5)	1
Other non-operating items	(1)	(2)	8	(4)
Income from continuing operations before taxes	5	166	59	505
Provision for income taxes	3	42	13	123
Income from continuing operations attributed to LP	$2	$124	$46	$382

NOTE 16 – POTENTIAL IMPAIRMENTS
We continue to review asset groupings and investments for potential impairments. Management currently believes we have adequate support for the carrying value of each of these assets based upon the anticipated cash flows that result from our estimates of future demand, pricing and production costs assuming certain levels of planned capital expenditures. As of September 30, 2019, there were no indications of impairment for the asset grouping that included our indefinitely curtailed facilities and supports the conclusion that no impairment is necessary for those facilities.
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
NOTE 17 – PRODUCT WARRANTY
We provide warranties on the sale of most of our products and record an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The activity in warranty reserves for the quarter and nine months ended September 30, 2019 and 2018 are summarized in the following table:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Beginning balance	$9	$23	$14	$25
Accrued to expense	—	—	1	1
Reduced to other operating credits and charges	—	(8)	(4)	(8)
Accrued to discontinued operations	—	—	—	5
Foreign currency translation	—	—	—	(1)
Payments made	(1)	(1)	(2)	(8)
Total warranty reserves	9	14	9	14
Current portion of warranty reserves	(2)	(4)	(2)	(4)
Long-term portion of warranty reserves	$7	$10	$7	$10

We continue to monitor warranty and other claims associated with these products and believe as of September 30, 2019 that the reserves associated with these matters are adequate. However, it is possible that additional changes may be required in the future.
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

Included in the operating losses of discontinued operations for the nine months ended September 30, 2018 was an increase in warranty reserves associated with our discontinued composite decking products of $5 million.

NOTE 19 – DEFINED BENEFIT PENSION PLANS
The following table sets forth the net periodic pension cost for our defined benefit pension and postretirement plans during the nine months ended September 30, 2019 and 2018:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Service cost	$1	$1	$3	$3
Other components of net periodic pension cost[1]:
Interest cost	3	3	9	9
Expected return on plan assets	(4)	(3)	(11)	(10)
Amortization of prior service cost	—	—	—	—
Amortization of net loss	1	2	4	5
Net periodic pension cost	$2	$2	$5	$7

1Other components of net periodic pension cost are included in Other non-operating items on our Consolidated Statements of Income.
For the nine months ended September 30, 2019, $2 million of net periodic pension cost was included in Cost of sales and $1 million included in Selling, general and administrative expenses. For the nine months ended September 30, 2018, $2 million of net periodic pension cost was included in Cost of sales and $1 million included in Selling, general and administrative expenses.
During the nine months ended September 30, 2019, we made $4 million in contributions to our defined benefit pension and postretirement plans. We expect to contribute about $1 million to our defined benefit pension plans in the remaining months of 2019.
NOTE 20 - ACCUMULATED COMPREHENSIVE INCOME (LOSS)
Other comprehensive income activity, net of tax, is provided in the following table for the quarter and nine months ended September 30, 2019 and 2018:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Pension[1]
Balance at beginning of period	$(91)	$(99)	$(93)	$(84)
Other comprehensive income (loss) before reclassifications	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss to income [2]	1	1	3	4
Total other comprehensive income	1	1	3	4
Reclassification of of certain effects due to tax law changes [3]	—	—	—	(17)
Balance at end of period	(90)	(98)	(90)	(98)
Translation Adjustments
Balance at beginning of period	(54)	(51)	(57)	(40)
Translation adjustments	(10)	(2)	(7)	(14)
Balance at end of period	(64)	(53)	(64)	(53)
Other
Balance at beginning of period	3	3	3	2
Other comprehensive income (loss) before reclassifications	—	—	(1)	—
Amounts reclassified from accumulated other comprehensive loss to income	—	—	—	—
Total other comprehensive income	—	—	(1)	—
Reclassification of certain effects due to tax law changes [3]	—	—	—	1
Balance at end of period	3	3	3	3
Accumulated other comprehensive loss, end of period	$(152)	$(148)	$(152)	$(148)

1 Amounts are presented net of tax
2 Amounts of actuarial loss and prior service cost are components of net periodic benefit cost. See note 19 above fore additional details.
3 We reclassified certain tax effects from tax law changes of $16 million from "Accumulated other comprehensive loss" to "Retained earnings" on our Consolidated Balance Sheet in accordance with ASU 2018-02 which we adopted in 2018.

NOTE 21 - NON-OPERATING INCOME (EXPENSE)
Components of non-operating income and expense are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest income	$2	$5	$8	$14
SERP market adjustments	—	—	1	—
Interest expense	(5)	(5)	(14)	(15)
Amortization of debt charges	—	—	(1)	(1)
Capitalized interest, net of reversals	(1)	1	1	3
Interest expense, net	(4)	2	(5)	1

Net periodic pension cost, excluding service cost	(1)	(1)	(2)	(4)
Gain on acquisition of controlling interest	—	—	14	—
Foreign currency gain (loss)	—	(1)	(4)	(1)
Other non-operating items	(1)	(2)	8	(4)

Total non-operating income (expense)	$(5)	$—	$3	$(4)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
Demand for our products correlates to a significant degree to the level of new home construction activity in North America, which historically has been characterized by significant cyclicality. The U.S. Department of Census reported that U.S. single housing starts were 5% higher for the third quarter of 2019 and 2% lower for the first nine months of 2019 as compared to the same periods of 2018.
OSB is sold as a commodity for which sales prices fluctuate daily based on market factors over which we have little or no control. We cannot predict whether the prices of our OSB products will remain at current levels or increase or decrease in the future. OSB prices (NC 7/16"), as reported by Random Lengths, were 41% lower for the third quarter and 47% lower for the first nine months of 2019 as compared to the same periods in 2018.
For additional factors affecting our results, refer to the Management Discussion and Analysis of Financial Condition and Results of Operations overview contained in our Annual Report on Form 10-K for the year ended December 31, 2018 and to “About Forward-Looking Statements” and “Risk Factors” in this report.

EXECUTIVE SUMMARY

We recorded a 18% decrease in sales to $603 million for the quarter ended September 30, 2019 from $737 million reported for the quarter ended September 30, 2018. We recorded income from operations of $8 million for the quarter ended September 30, 2019 compared to $168 million for the quarter ended September 30, 2018. We recorded net income attributed to LP of $2 million ($0.02 per diluted share) for the quarter ended September 30, 2019 compared to $124 million ($0.86 per diluted share) for the quarter ended September 30, 2018. We reported a decrease of $144 million in Adjusted EBITDA from continuing operations for the third quarter of 2019 as compared to the third quarter of 2018. Declines in OSB pricing in all North American operations had a negative impact on our operating results of $119 million for the quarter ended September 30, 2019 as compared to the quarter ended September 30, 2018.

We recorded a 21% decrease in sales to $1.8 billion for the nine months ended September 30, 2019 from $2.2 billion reported for the nine months ended September 30, 2018. We recorded income from operations of $53 million for the nine months ended September 30, 2019 compared to $510 million for the nine months ended September 30, 2018. We recorded net income attributed to LP of $46 million ($0.36 per diluted share) for the nine months ended September 30, 2019 compared to $378 million ($2.59 per diluted share) for the nine months ended September 30, 2018. We reported a decrease of $435 million in Adjusted EBITDA from continuing operations for the nine months ended September 30, 2019 as compared to the first nine months of 2018. Declines in OSB pricing in all North American operations had a negative impact on our operating results of $278 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.

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
Defined Benefit Plans
We have a number of pension plans in the U.S. and Canada, covering many of the our employees. Benefit accruals under our defined benefit pension plan in the U.S. were frozen as of January 1, 2010.

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

A 50 basis point change in our discount rate assumption would lead to an increase or decrease in our pension liability of approximately $15 million. A 50 basis point change in the long-term rate of return on plan assets used in accounting for our pension plans would have a $1 million impact on pension expense. It is not possible to forecast or predict whether there will be actuarial gains and losses in future periods, and if required, the magnitude of any such adjustment. These gains and losses are driven by differences in actual experience or changes in the assumptions that are beyond our control, such as changes in interest rates and the actual return on pension plan assets.
Income Taxes
We establish deferred tax liabilities or assets for temporary differences between financial and tax reporting bases and subsequently adjust them to reflect changes in tax rates expected to be in effect when the temporary differences reverse. We record a valuation allowance reducing deferred tax assets when it is more likely than not that such assets will not be realized.

We record liabilities for uncertain income tax positions based on a two-step process. The first step is recognition, where we evaluate whether an individual tax position has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. For tax positions that are currently estimated to have a less than 50% likelihood of being sustained, no tax benefit (expense) is recorded. For tax positions that have met the recognition threshold in the first step, we perform the second step of measuring the benefit (expense) to be recorded. The actual benefit (expense) ultimately realized may differ from our estimates. In future periods, changes in facts, circumstances, and new information may require us to change the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recorded in the consolidated statement of income and consolidated balance sheet in the period in which such changes occur. As of September 30, 2019 and December 31, 2018, we had liabilities for unrecognized tax benefits (including interest) pertaining to uncertain tax positions totaling $38 million and $41 million.
Customer Program Costs
Customer programs and incentives are a common practice in our businesses. Our businesses incur customer program costs to obtain favorable product placement, to promote sales of products and to maintain competitive pricing. Customer program costs and incentives, including rebates and promotion and volume allowances, are accounted for in either sales or the category selling, general and administrative expenses at the time the program is initiated and/or the revenue is recognized. The costs are predominantly recognized in sales and include, but are not limited to, volume allowances and rebates, promotional allowances, and cooperative advertising programs. These costs are recorded at the later of the time of sale or the implementation of the program based on management’s best estimates. Estimates are based on historical and projected experience for each type of program or customer. Volume allowances are accrued based on management’s estimates of customer volume achievement and other factors incorporated into customer agreements, such as new products, store sell-through, merchandising support and customer training. Management periodically reviews accruals for these rebates and allowances, and adjusts accruals when circumstances indicate (typically as a result of a change in volume expectations). As of September 30, 2019 and December 31, 2018, we had $32 million and $30 million accrued as customer rebates.
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

NON-GAAP FINANCIAL MEASURES
In evaluating our business, we utilize several non-GAAP financial measures. A non-GAAP financial measure is generally defined by the SEC as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so excluded or included under applicable GAAP guidance. In this report on Form 10-Q, we disclose segment earnings (loss) from continuing operations before interest expense, taxes, depreciation and amortization and exclude stock-based compensation expense, (gain) loss on sales or impairment of long-lived assets, other operating credits and charges, net, investment income and other non-operating items as Adjusted EBITDA from continuing operations (Adjusted EBITDA) which is a non-GAAP financial measure. We also disclose Adjusted income from continuing operations which excludes (gain) loss on sale or impairment of long-lived assets, gain on acquisition, interest outside of normal operations, other operating credits and charges, net, and adjusts for a normalized tax rate. Neither Adjusted EBITDA nor Adjusted income from continuing operations is a substitute for the GAAP measure of net income or for any other GAAP measures of operating performance.
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

	Quarter Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$1	$124	$42	$378
Add (deduct):
Loss from noncontrolling interest	1	—	3	—
Loss from discontinued operations	—	—	—	4
Income from continuing operations attributable to LP	2	124	46	382
Provision for income taxes	3	42	13	123
Depreciation and amortization	29	31	89	92
Stock-based compensation	2	2	6	6
Loss on sale or impairment of long-lived assets, net	5	—	6	—
Other operating credits and charges, net	3	(6)	2	(11)
Interest expense, net	4	(2)	5	(1)
Other non-operating items	1	2	(8)	4
Adjusted EBITDA	$49	$193	$160	$595

Siding	$47	$60	$135	$167
OSB	(1)	123	4	391
EWP	6	10	22	27
South America	7	9	27	32
Other	(4)	(2)	(8)	(6)
Corporate	(6)	(6)	(20)	(15)
Adjusted EBITDA	$49	$193	$160	$595

The following table provides the reconciliation of net income to Adjusted income from continuing operations:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$1	$124	$42	$378
Add (deduct):
Loss from noncontrolling interest	1	—	3	—
Loss from discontinued operations	—	—	—	4
(Gain) loss on sale or impairment of long-lived assets, net	5	—	6	—
Other operating credits and charges, net	3	(6)	2	(11)
Gain on acquisition of controlling interest	—	—	(14)	—
Reported tax provision	3	42	13	123
Adjusted income from continuing operations before tax	13	160	53	493
Normalized tax provision at 25%	3	40	13	123
Adjusted income from continuing operations	$10	$120	$40	$370
Diluted shares outstanding	122.2	143.9	125.9	145.6
Adjusted income from continuing operations per diluted share	$0.08	$0.83	$0.32	$2.54

OUR OPERATING RESULTS
Our results of operations for each of our segments are discussed below, as are results of operations for the “other” category which comprises other products that are not individually significant. See Note 15 of the Notes to the consolidated financial statements included in item 1 of this report for further information regarding our segments.
SIDING
Our siding segment manufactures and markets wood-based siding and related accessories and OSB products.
Segment sales, operating income and Adjusted EBITDA for this segment were as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Net sales	$259	$241	8%	$733	$729	—%
Operating income	38	51	(26)%	108	140	(23)%
Adjusted EBITDA	47	60	(22)%	135	167	(19)%
Adjusted EBITDA margin	18%	25%		18%	23%
Sales in this segment by product line were as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
SmartSide® strand siding	$213	$188	13%	$600	$546	10%
SmartSide® fiber siding	28	30	(8)%	79	84	(7)%
CanExel siding	15	7	111%	38	33	15%
OSB - commodity	1	13	(91)%	9	34	(74)%
OSB - value-add	—	—	(100)%	—	22	(100)%
Other	2	2	(5)%	7	9	(20)%
Total	$259	$241	8%	$733	$729	—%

Percent changes in average gross sales prices and unit shipments for the quarter and nine months ended September 30, 2019 compared to the quarter and nine months ended September 30, 2018 are as follows:

	Quarter Ended September 30, 2019 versus 2018		Nine Months Ended September 30, 2019 versus 2018
	Average Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
SmartSide® strand siding	1%	14%	3%	7%
SmartSide® fiber siding	3%	(10)%	4%	(9)%
CanExel siding	7%	93%	2%	11%
OSB	(22)%	(88)%	(47)%	(70)%
For the quarter and nine months ended September 30, 2019 compared to the corresponding periods in 2018, sales volumes were higher in our SmartSide strand product line due to increased market penetration in key markets and introduction of new products. Sales prices in our SmartSide strand product line for the quarter and nine months ended September 30, 2019 as compared to the corresponding periods in 2018 were higher due to price increases which were implemented in the first quarter of 2019 and 2018.
For the quarter and nine months ended September 30, 2019 compared to the corresponding periods in 2018, sales volumes declined in our SmartSide fiber product line due to our decision to raise prices which slowed demand. Sales prices in our SmartSide fiber product line for the quarter and nine month period ended September 30, 2019 as compared to the corresponding periods in 2018 were higher due to a price increase implemented in 2018.
For CanExel, sales volumes increased in the third quarter and first nine months of 2019 as compared to the corresponding periods in 2018 due to increased demand in Canada as customers re-balance their inventories. Sales prices changed for the third quarter and first nine months of 2019 as compared to the corresponding periods in 2018 due to changes in our product mix and the fluctuations in the U.S. to Canadian dollar as a majority of these sales are denominated in Canadian dollars.
For our OSB produced in the siding segment for the quarter ended September 30, 2019 compared to the corresponding period in 2018, sales prices changed as discussed in the OSB segment below. Sales volumes were lower for the quarter and nine months ended September 30, 2019 compared to the corresponding periods in 2018 due to the conversion of our Dawson Creek OSB mill to siding which occurred during the later portion of 2018 and our decision to reduce all OSB production in our siding mills due to the continued lower OSB demand and pricing.
Overall, the decline in the siding segment for the third quarter of 2019 compared to the same period of 2018 was due to expenses associated with the Dawson Creek conversion project ($3 million for the quarter ended September 30, 2019 and $18 million for the nine months ended September 30, 2019), lower OSB sales prices and volume and increases in sales and marketing expenses which were partially offset by higher pricing on our SmartSide strand products.
OSB
Our OSB segment manufactures and distributes OSB structural panel products in North America and certain export markets.
Segment sales, operating income and Adjusted EBITDA for this segment were as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Net sales	$197	$349	(43)%	$605	$1,050	(42)%
Operating income	(16)	106	(115)%	(41)	345	(112)%
Adjusted EBITDA	(1)	123	(101)%	4	391	(99)%
Adjusted EBITDA Margin	(1)%	35%		1%	37%
Sales in this segment by product line were as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
OSB - commodity	$100	$197	(49)%	$304	$609	(50)%
OSB - value-add	96	151	(36)%	295	435	(32)%
Other	2	2	12%	6	6	8%
Total	$197	$349	(43)%	$605	$1,050	(42)%
Percent changes in average gross sales prices and unit shipments for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 are as follows:

	Quarter Ended September 30, 2019 versus 2018		Nine Months Ended September 30, 2019 versus 2018
	Average Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
OSB - commodity	(41)%	(14)%	(42)%	(13)%
OSB - value-add	(33)%	(4)%	(33)%	1%
For the quarter and nine months ended September 30, 2019, OSB prices and volumes decreased compared to the corresponding periods in 2018 likely due to the overall demand compared to the supply available in the market. Our percentage of value-add OSB versus commodity OSB increased in both the quarter and the nine months ended September 30, 2019 as we continued to transform our OSB business model. The decrease in selling price negatively impacted operating results and Adjusted EBITDA by $119 million for the quarter and by $275 million for the nine months ended September 30, 2019 as compared to the same periods in 2018.
Overall the decline in our OSB segment results for the quarter ended September 30, 2019 as compared to the same period in 2018 was due to decreased sales prices and volume, offset by improved operating efficiencies.
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
Segment sales, operating results and Adjusted EBITDA for this segment were as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Net sales	$105	$110	(4)%	$303	$329	(8)%
Operating income	2	6	(69)%	11	12	(13)%
Adjusted EBITDA	6	10	(44)%	22	27	(15)%
Adjusted EBITDA margin	5%	9%		7%	8%

Sales in this segment by product line were as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
LVL	$37	$36	3%	$108	$113	(4)%
LSL	12	18	(33)%	40	49	(18)%
I-Joist	39	34	15%	103	98	6%
OSB - commodity	—	1	(90)%	3	9	(67)%
OSB - value-add	2	4	(37)%	7	11	(42)%
Plywood	7	8	(14)%	19	23	(19)%
Other	8	10	(13)%	23	26	(10)%
Total	$105	$110	(4)%	$303	$329	(8)%
Percent changes in average gross sales prices and unit shipments for the quarter ended September 30, 2019 compared to the quarter ended September 30, 2018 are as follows:

	Quarter Ended September 30, 2019 versus 2018		Nine Months Ended September 30, 2019 versus 2018
	Average Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
LVL	(3)%	9%	1%	(4)%
LSL	—%	(31)%	4%	(21)%
I-Joist	(3)%	20%	1%	6%
OSB	8%	(54)%	(17)%	(44)%
Plywood	(20)%	7%	(20)%	1%
For the quarter and nine months ended September 30, 2019 compared to the same periods in 2018, sales volumes decreased in LSL due to market weakness with increases in LVL and I-joists. For the quarter end September 30, 2019 compared to the same period in 2018, average selling prices declined due to increased pricing pressure. For the nine months ended September 30, 2019 compared to the same period in 2018, average sales prices increased due to price increases implemented across all product lines, except plywood and OSB. The decrease in selling prices for OSB and plywood negatively impacted operating results and Adjusted EBITDA from continuing operations by $0 million for OSB and $2 million for plywood for the quarter and by $2 million and $5 million for the nine months ended September 30, 2019 as compared to the same periods in 2018. For the quarter ended September 30, 2019, compared to the same period in 2018, results of operations declined due to reduced sales and higher manufacturing costs due to lower volumes and lower OSB and plywood pricing. For the nine months ended September 30, 2019, compared to the same period in 2018, results of operations are about flat between periods with the higher sales prices offset the higher manufacturing costs associated with the lower volumes.
SOUTH AMERICA
Our South America segment manufactures and distributes OSB structural panel and siding products in South America and selected export markets. This segment has manufacturing operations in two countries, Chile and Brazil and operates sales offices in Chile, Brazil, Peru, Colombia and Argentina.
Segment sales, operating income and Adjusted EBITDA for this segment were as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Net sales	$36	$35	6%	$121	$122	(1)%
Operating income	6	7	(15)%	20	25	(20)%
Adjusted EBITDA	7	9	(14)%	27	32	(15)%
Adjusted EBITDA margin	20%	25%		22%	26%
Sales in this segment by product line were as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
OSB - value-add	$32	$30	6%	$105	$103	3%
Siding	4	3	3%	14	17	(19)%
Other	1	1	—%	2	3	(12)%
Total	$36	$35	6%	$121	$122	(1)%
Percent changes in average gross sales prices and unit shipments for the quarter ended September 30, 2019 compared to the quarter ended September 30, 2018 are as follows:

	Quarter Ended September 30, 2019 versus 2018		Nine Months Ended September 30, 2019 versus 2018
	Average Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
OSB	(15)%	25%	(13)%	18%
Siding	1%	(1)%	(1)%	(18)%
OSB sales volumes increased for the quarter and nine months ended September 30, 2019 as compared to the corresponding periods in 2018 due to increased demand across South America due to improved economic conditions. Sales prices for OSB decreased for the quarter ended September 30, 2019 as compared to the corresponding period in 2018 due to increased imports at a lower price, which created downward pricing pressure and the impact of the change of foreign currency rates on local sales prices.
For the quarter and nine months ended September 30, 2019, compared to the same periods in 2018, results of operations are lower due to reduced sales prices and increased operating costs associated with start up of the third mill in Chile.
OTHER PRODUCTS
Our other products segment includes our off-site framing operation, remaining timber and timberlands and other minor products, services and closed operations which are not classified as discontinued operations.
Segment sales, operating losses and Adjusted EBITDA for this category were as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Net sales	$6	$3	111%	$16	$9	78%
Operating losses	(4)	(2)	(79)%	(10)	(7)	(43)%
Adjusted EBITDA	(4)	(2)	(52)%	(8)	(6)	(32)%
INCOME TAXES
For the first nine months of 2019, our income tax expense on continuing operations reflects a rate of 24% as compared to 24% in the comparable period of 2018. For the first nine months of 2019, the primary differences between the U.S. statutory rate of 21% and the effective rate of 24% relates to state income tax, foreign tax rates and benefit from U.S. tax credits. For the first nine months of 2018, the primary differences between the U.S.

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
OPERATING ACTIVITIES
During the first nine months of 2019, cash provided by operating activities was $58 million compared to $419 million during the first nine months of 2018. This change was primarily related to declines in operating results (lower OSB pricing) offset by increases in working capital changes.
INVESTING ACTIVITIES
During the first nine months of 2019, cash used in investing activities was approximately $90 million. Capital expenditures in the first nine months of 2019 were $118 million and cash acquired in connection with the consolidation of Entekra was $33 million, net of other acquisitions. Included in “Accounts payable” is $10 million related to capital expenditures that had not yet been paid as of September 30, 2019.
During the first nine months of 2018, cash used in investing activities was approximately $173 million. Capital expenditures in the first nine months of 2018 were $150 million. Included in “Accounts payable” was $17 million related to capital expenditures that had not yet been paid as of September 30, 2018.
Capital expenditures in 2019 are expected to be less than $160 million related to expansions in our siding business, growth and maintenance projects and our South American expansion.
FINANCING ACTIVITIES
During the first nine months of 2019, cash used in financing activities was $541 million. We used $3 million to pay long-term debt, $50 million to pay cash dividends, $480 million to repurchase stock though our share repurchase program and $5 million to repurchase stock from employees in connection with income tax withholding requirements associated with our employee stock-based compensation plans.
During the first nine months of 2018, cash used in financing activities was $183 million. We used $56 million to pay cash dividends, $99 million to repurchase stock through our share repurchase program and $9 million to repurchase stock from employees in connection with income tax withholding requirements associated with our employee stock-based compensation plans. Additionally, during the first nine months of 2018, we received a grant from the Investments in Forest Industry Transformation program in Canada for $3 million in connection with our conversion of the Dawson Creek OSB mill.

POTENTIAL IMPAIRMENTS
We continue to review asset groupings and investments for potential impairments. Management currently believes we have adequate support for the carrying value of each of these assets based upon the anticipated cash flows that result from our estimates of future demand, pricing and production costs assuming certain levels of planned capital expenditures. As of September 30, 2019, there were no indications of impairment for the asset grouping that included our indefinitely curtailed facilities and supports the conclusion that no impairment is necessary for those facilities.
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

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2019, our Chief Executive Officer and Chief Financial Officer have carried out, with the participation of the Company's Disclosure Practices Committee and the Company's management, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Act). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that LP’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
We had no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
KEY STATISTICS

	Quarter Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Housing starts[1]:
Single Family	246	236	677	688
Multi-Family	103	95	287	285
	349	331	964	972

[1] Actual U.S. Housing starts data reported by U.S. Census Bureau
The following tables set forth North American sales volume for the quarter ended September 30, 2019 and 2018:

	Quarter Ended September 30, 2019				Quarter Ended September 30, 2018
Sales Volume	Siding	OSB	EWP	Total	Siding	OSB	EWP	Total
SmartSide® Strand siding (MMSF)	332	—	—	332	291	—	—	291
SmartSide® fiber siding (MMSF)	56	—	—	56	62	—	—	62
CanExel® siding (MMSF)	13	—	—	13	7	—	—	7
OSB - commodity (MMSF)	4	565	—	569	47	660	4	710
OSB - value added (MMSF)	1	419	5	425	1	435	9	445
LVL (MCF)	—	—	1,866	1,866	—	—	1,715	1,715
LSL (MCF)	—	—	751	751	—	—	1,086	1,086
I-joist (MMLF)	—	—	28	28	—	—	24	24

	Nine Months Ended September 30, 2019				Nine Months Ended September 30, 2018
Sales Volume	Siding	OSB	EWP	Total	Siding	OSB	EWP	Total
SmartSide® Strand siding (MMSF)	926	—	—	926	862	—	—	862
SmartSide® fiber siding (MMSF)	160	—	—	160	175	—	—	175
CanExel® siding (MMSF)	35	—	—	35	32	—	—	32
OSB - commodity (MMSF)	47	1,685	17	1,749	112	1,939	29	2,079
OSB - value added (MMSF)	4	1,229	16	1,249	59	1,218	30	1,307
LVL (MCF)	—		5,323	5,323	—	—	5,564	5,564
LSL (MCF)	—		2,418	2,418	—	—	3,051	3,051
I-joist (MMLF)	—		73	73	—	—	69	69
INDUSTRY PRODUCT TRENDS
The following table sets forth the average wholesale price of OSB in the United States for the periods specified in dollars per 1,000 square feet.

	OSB Western Canada 7/16" Basis	OSB Southwest 7/16" Basis	OSB N. Central 7/16" Basis
Average
2018 1st Qtr. Avg.	$356	$346	$367
2018 2nd Qtr. Avg.	$408	$435	$423
2018 3rd Qtr. Avg.	$285	$306	$369
2019 1st Qtr. Avg.	$161	$194	$213
2019 2nd Qtr. Avg.	$149	$174	$187
2019 3rd Qtr. Avg.	$168	$161	$216

Source:	Random Lengths

PART II OTHER INFORMATION

Item 1.	Legal Proceedings.
The description of certain legal and environmental matters involving LP set forth in Part I of this report under “Note 14 – Legal and Environmental Matters” to the Notes to the financial statements contained herein is incorporated herein by reference.

Item 1A.	Risk Factors.

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following amount of our common stock was repurchased during the quarter ended September 30, 2019:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Purchase Plan or Program	Maximum Dollar Value of Shares That May Yet be Purchased under the Plans or Programs
July 1, 2019 - July 31, 2019	—	—	—	$280
August 1, 2019 - August 31, 2019	4,804,813	24.28	4,804,813	$192
September 1, 2019 - September 30, 2019	1,374,307	24.39	1,374,307	$158
	6,179,120		6,179,120
On February 13, 2019, we announced that our Board of Directors authorized an additional $600 million share repurchase program. On February 19, 2019, we entered an accelerated share repurchase (ASR) agreement with Goldman Sachs & Co. LLC to repurchase $400 million of our common stock. Under the ASR agreement, LP received an initial delivery of 11,944,756 million shares on February 21, 2019, representing approximately 80 percent of the number of shares of common stock initially underlying the ASR agreement, based on the closing price of LP’s common stock of $26.79 on February 15, 2019. The final delivery of the ASR occurred during August of 2019, which included the settlement of 4,429,043 shares.
Additional repurchases of common stock may be made through open market, block and privately-negotiated transactions, including Rule 10b5-1 plans, at times and in such amounts as management deems appropriate, subject to market and business conditions, regulatory requirements and other factors.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

10.1	Separation Agreement with Mr. Michael E. Kinney.

10.2	Form of Restricted Stock Award Agreement under the 2013 Omnibus Stock Award Plan with retirement provisions.

10.3	Form of Restricted Stock Award Agreement under the 2013 Omnibus Stock Award Plan.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certifications pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOUISIANA-PACIFIC CORPORATION

Date:	November 5, 2019	BY:	/S/ W. BRADLEY SOUTHERN
W. Bradley Southern
Chief Executive Officer

Date:	November 5, 2019	BY:	/S/ ALAN J.M. HAUGHIE
Alan J.M. Haughie
Executive Vice President and
Chief Financial Officer