Form 10-Q
period 2020-03-31
LOUISIANA-PACIFIC CORP
filed 2020-05-06
CIK 60519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2020
Commission File Number 1-7107

 LOUISIANA-PACIFIC CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	93-0609074
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
414 Union Street, Suite 2000, Nashville, TN 37219
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (615) 986 - 5600

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 112,206,179 shares of Common Stock, $1 par value, outstanding as of April 30, 2020. Except as otherwise specified and unless the context otherwise requires, references to "LP", the “Company”, “we”, “us”, and “our” refer to Louisiana-Pacific Corporation and its subsidiaries.

ABOUT FORWARD-LOOKING STATEMENTS

Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the Exchange Act) provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their businesses and other matters as long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statements. This quarterly report on Form 10-Q contains, and other reports and documents filed by us with the Securities and Exchange Commission (SEC) may contain forward-looking statements. These statements are based upon the beliefs and assumptions of, and on information available to, our management.

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

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following:

•
impacts from public health issues (including pandemics, such as the recent COVID-19 pandemic and quarantines) on the economy, demand for our products or our operations, including the responses of governmental authorities to contain such public health issues;

•	changes in governmental fiscal and monetary policies, including tariffs, and levels of employment;

•	changes in general economic conditions, including impacts from the COVID-19 pandemic;

•	changes in the cost and availability of capital;

•	changes in the level of home construction and repair activity;

•	changes in competitive conditions and prices for our products;

•	changes in the relationship between supply of and demand for building products;

•	changes in the financial or business conditions of third-party wholesale distributors and dealers;

•	changes in the relationship between supply of and demand for raw materials, including wood fiber and resins, used in manufacturing our products;

•	changes in the cost of and availability of energy, primarily natural gas, electricity, and diesel fuel;

•	changes in the cost of and availability of transportation;

•	difficulties in the launch or production ramp-up of newly introduced products;

•
unplanned interruptions to our manufacturing operations, such as explosions, fires, inclement weather, natural disasters, accidents, equipment failures, labor disruptions, transportation interruptions, supply interruptions and public health issues (including pandemics and quarantines);

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
In addition to the foregoing and any risks and uncertainties specifically identified in the text surrounding forward-looking statements, any statements in the reports and other documents filed by us with the SEC that warn of risks or uncertainties associated with future results, events, or circumstances identify important factors that could cause actual results, events, and circumstances to differ materially from those reflected in the forward-looking statements.
ABOUT THIRD-PARTY INFORMATION
In this quarterly report on Form 10-Q, we rely on and refer to information regarding industry data obtained from market research, publicly available information, industry publications, U.S. government sources, and other third parties. Although we believe the information is reliable, we cannot guarantee the accuracy or completeness of the information and have not independently verified it.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Condensed Consolidated Statements of Income
Dollar amounts in millions, except per share amounts
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net sales	$585	$582
Cost of sales	(477)	(501)
Gross profit	108	81
Selling, general, and administrative expenses	(55)	(56)
Impairment of long-lived assets	(7)	(1)
Other operating credits and charges, net	(2)	(2)
Income from operations	44	22
Interest (expense) income	(7)	1
Other non-operating items	5	11
Income before income taxes	42	34
Provision for income taxes	(9)	(7)
Net income	$33	$26
Net loss attributed to noncontrolling interest	—	1
Net income attributed to LP	$33	$27

Basic net income per share of common stock:
Net income per share - basic	$0.29	$0.20
Diluted net income per share of common stock:
Net income per share - diluted	$0.29	$0.20

Average shares of common stock used to compute net income per share:
Basic	112	131
Diluted	113	132
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income
Dollar amounts in millions
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net income	$33	$26
Other comprehensive income, net of tax
Foreign currency translation adjustments	(23)	2
Amortization of pension and post-retirement prior service costs and net loss	1	1
Other comprehensive income (loss), net of tax	(22)	2
Comprehensive income	11	28
Comprehensive income associated with noncontrolling interest	—	—
Comprehensive income attributed to LP	$11	$29
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets
Dollar amounts in millions
(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$488	$181
Receivables, net of allowance for doubtful accounts of $1 million at March 31, 2020, and December 31, 2019, respectively	172	164
Inventories	284	265
Prepaid expenses and other current assets	11	9
Assets held for sale	21	—
Total current assets	976	619

Timber and timberlands	56	63
Property, plant, and equipment, net	930	965
Operating lease assets	43	44
Goodwill and other intangible assets	53	53
Investments in and advances to affiliates	12	10
Restricted cash	—	14
Other assets	62	67
Total assets	$2,132	$1,835
LIABILITIES AND EQUITY
Accounts payable and accrued liabilities	208	242
Other current liabilities	6	2
Total current liabilities	214	244

Long-term debt	698	348
Deferred income taxes	65	73
Non-current operating lease liabilities	34	36
Other long-term liabilities	127	133
Total liabilities	1,138	834

Redeemable noncontrolling interest	10	10

Stockholders’ equity:
Common stock, $1 par value, 200,000,000 shares authorized; shares 129,665,899 and 112,170,565 shares issued and outstanding, respectively, as of March 31, 2020; and 129,665,899 and 111,945,021 shares issued and outstanding, respectively, as of December 31, 2019	130	130
Additional paid-in capital	448	454
Retained earnings	983	966
Treasury stock, 17,495,334 shares and 17,720,878 shares, at cost as of March 31, 2020, and December 31, 2019, respectively	(402)	(406)
Accumulated comprehensive loss	(175)	(153)
Total stockholders’ equity	984	991
Total liabilities and stockholders’ equity	$2,132	$1,835
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows
Dollar amounts in millions
(Unaudited)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$33	$26
Adjustments to net income:
Depreciation and amortization	28	31
Impairment of long-lived assets	7	1
Gain on acquisition	—	(14)
Deferred taxes	(4)	(6)
Other adjustments, net	(5)	3
Changes in assets and liabilities (net of acquisitions):
Receivables	(31)	(35)
Prepaid expenses and other current assets	(1)	—
Inventories	(36)	(36)
Accounts payable and accrued liabilities	(16)	(15)
Income taxes payable, net of receivables	16	(9)
Net cash used in operating activities	(9)	(54)
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant, and equipment additions	(24)	(43)
Cash acquired in acquisition	—	40
Other investing activities	—	(1)
Net cash used in investing activities	(24)	(4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing of long-term debt	350	—
Payment of cash dividends	(16)	(17)
Purchase of stock	—	(438)
Other financing activities	(5)	(4)
Net cash provided by (used in) financing activities	329	(459)
EFFECT OF EXCHANGE RATE ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(3)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	293	(517)
Cash, cash equivalents, and restricted cash at beginning of period	195	892
Cash, cash equivalents, and restricted cash at end of period	$488	$375

Supplemental cash flow information:
Cash paid for income taxes	$—	$21
Cash paid for interest, net of cash received	$10	$5
Unpaid capital expenditures	$7	$21

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Stockholders' Equity
Dollar and share amounts in millions, except per share amounts
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2019	130	$130	18	$(406)	$454	$966	$(153)	$991
Net income						33		33
Dividends paid ($0.145 per share)						(16)		(16)
Issuance of shares under stock plans			—	8	(8)			—
Taxes paid related to net settlement of stock-based awards				(4)				(4)
Compensation expense associated with stock-based compensation					2			2
Other comprehensive loss							(22)	(22)
Balance, March 31, 2020	130	$130	18	$(402)	$448	$983	$(175)	$984

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2018	153	$153	16	$(378)	$458	$1,613	$(146)	$1,700
Net income						27		27
Dividends paid ($0.135 per share)						(17)		(17)
Issuance of shares under stock plans			—	8	(8)			—
Taxes paid related to net settlement of stock-based awards			—	(4)				(4)
Purchase of stock	(12)	(12)	2	(38)	(80)	(308)		(438)
Compensation expense associated with stock-based compensation					2			2
Other comprehensive loss			—				2	2
Balance, March 31, 2019	141	$141	18	$(412)	$373	$1,314	$(144)	$1,273
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF OPERATIONS AND BASIS FOR PRESENTATION

Nature of Operations

Louisiana-Pacific Corporation and our subsidiaries are a leading provider of high-performance building solutions serving the new home construction, repair and remodeling, and outdoor structures markets. In addition to our U.S. operations, the Company also maintains manufacturing facilities in Canada, Chile, and Brazil through foreign subsidiaries and joint ventures. The principal customers for our building solutions are retailers, wholesalers, and homebuilding and industrial businesses in North America and South America, with limited sales to Asia, Australia, and Europe. References to "LP," "the Company," "we," "our," and "us" refer to Louisiana-Pacific Corporation and its consolidated subsidiaries as a whole.

Basis for Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) for interim financial information. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal and recurring nature. These Condensed Consolidated Financial Statements and notes hereto should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 13, 2020 (2019 Annual Report on Form 10-K). Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year. All dollar amounts are shown in millions except per share.

COVID-19 Impact

In March 2020, the World Health Organization (WHO) characterized the outbreak of COVID-19 as a global pandemic and recommended containment and mitigations measures. In response to this declaration and the rapid global spread of COVID-19, national, state, and local governments have taken extraordinary, wide-ranging actions to contain the outbreak and spread of COVID-19, including quarantines, "stay-at-home" orders and similar mandates imposing varying degrees of restrictions on social and commercial activity to promote social distancing.

The pandemic and the resulting containment did not materially impact our results for the three months ended March 31, 2020, due to our ability to continue operations and deliver orders through the end of the period. However, the COVID-19 pandemic and actions taken in response thereto are continuing to have a significant adverse effect on many sectors of the economy, including new home building and repair and remodel activity. We have reduced mill operating schedules to balance production and demand. While this reduction in production is currently expected to be temporary, the duration of the COVID-19 pandemic, the actions to contain the pandemic and treat its impacts, and the effects on our operations are highly uncertain and cannot be predicted at this time. Therefore, while we expect the reduced production to negatively impact our business, results of operations, cash flows and financial position, the related financial impact cannot be reasonably estimated at this time.

In March 2020, we borrowed $350 million under our revolving credit facility with American AgCredit, PCA, as administrative agent and CoBank, ACB, as a letter of credit issuer, and various lenders (the "Credit Facility") as a precautionary measure, to ensure funds are available to meet our obligations for a substantial period of time in response to the COVID-19 pandemic. Additionally, on May 1, 2020, we entered into an amendment to our amended and restated credit agreement with various lenders and American AgCredit, PCA, as administrative agent (the "Amended Credit Facility") to provide an incremental $200 million revolving credit facility.

As of March 31, 2020, we had $488 million of cash and cash equivalents. Additionally, in response to the current business environment as impacted by COVID-19, we are taking precautionary measures and adjusting our operational needs, including a significant reduction in capital spending and discretionary spending.

As a result of the economic and business impact of COVID-19, we may be required to revise certain accounting estimates and judgments such as, but not limited to, those related to the valuation of goodwill, intangibles, long-lived assets, accounts receivable, and inventory, which could have a material adverse effect on our financial position and results of operations.

Recently Adopted Accounting Policies

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). This ASU sets forth a "current expected credit loss" (CECL) model, which requires the measurement of all expected credit losses for financial instruments or other assets (e.g., trade receivables), held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. The Company adopted ASU 2016-13 on January 1, 2020. This adoption did not have a material impact on the Company’s Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350). The standard simplifies the accounting for goodwill impairments by eliminating step 2 from the goodwill impairment test. The Company adopted ASU 2017-14 on January 1, 2020. This adoption did not have a material impact on the Company’s Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820). The standard amends ASC 820 to add and remove disclosure requirements related to fair value measurement. The Company adopted ASU 2018-13 on January 1, 2020. This adoption did not have a material impact on the Company’s Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (Subtopic 350-40). The standard provides additional guidance on the accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. The Company adopted ASU 2018-15 on January 1, 2020, using the prospective transition method. This adoption did not have a material impact on the Company’s Consolidated Financial Statements.

Accounting Standards Issued But Not Yet Adopted

In August 2018, the FASB issued ASU 2018-14, Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans, which amends ASC 715 to add, remove, and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The amended guidance modifies the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans by removing and adding certain disclosures for these plans. The eliminated disclosures include (a) the amounts in accumulated OCI expected to be recognized in net periodic benefit costs over the next fiscal year, and (b) the effects of a one percentage point change in assumed health care cost trend rates on the net periodic benefit costs and the benefit obligation for post-retirement health care benefits. Additional disclosures include descriptions of significant gains and losses affecting the benefit obligation for the period. The amended guidance is effective for fiscal years ending after December 15, 2020. Early adoption is permitted. The adoption of this guidance will modify our disclosures but is not expected to have a material effect on our Consolidated Financial Statements.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). This ASU simplifies the accounting for income taxes by, among other things, eliminating certain existing exceptions related to the general approach in ASC 740 relating to franchise taxes, reducing complexity in the interim-period accounting for year-to date loss limitations and changes in tax laws, and clarifying the accounting for transactions outside of business combination that result in a step-up in the tax basis of goodwill. The transition requirements are primarily prospective and the effective date is for interim and annual reporting periods beginning after December 15, 2020, with early adoption permitted. We are currently evaluating the impact of the new guidance on our Condensed Consolidated Financial Statements.

NOTE 2. REVENUE

The following table presents our reportable segment revenues, disaggregated by revenue source. We disaggregate revenue from contracts with customers into major product lines. We have determined that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. During the three months ended March 31, 2020, our LP CanExel® prefinished siding was reclassified from Siding to Other, reflecting changes in organizational structure and, accordingly, the information that the chief operating decision maker uses to evaluate performance and allocate resources to our business segments. All prior periods presented have been adjusted for comparability.

As noted in the segment reporting information in Note 19 below, our reportable segments are: Siding, Oriented Strand Board (OSB), Engineered Wood Products (EWP), and South America.

Three Months Ended March 31, 2020
By product type and family:	Siding	OSB	EWP	South America	Other	Inter-segment	Total
Value-add
SmartSide® Strand siding	$191	$—	$—	$3	$—	$—	$194
SmartSide® Fiber siding	19	—	—	—	—	—	19
CanExel® siding	—	—	—	—	11	—	11
OSB - Structural Solutions	—	103	1	32	—	—	136
LVL	—	—	36	—	—	—	36
LSL	—	—	12	—	—	—	12
I-Joist	—	—	37	—	—	—	37
	210	103	86	35	11	—	445
Commodity
OSB - commodity	—	113	—	—	—	—	113
Plywood	—	—	6	—	—	—	6
	—	113	6	—	—	—	119
Other
Other products	2	4	7	1	7	—	21
	$212	$220	$99	$36	$18	$—	$585

Three Months Ended March 31, 2019
By product type and family:	Siding	OSB	EWP	South America	Other	Inter-segment	Total
Value-add
SmartSide® Strand siding	$187	$—	$—	$6	$—	$—	$193
SmartSide® Fiber siding	26	—	—	—	—	—	26
CanExel® siding	—	—	—	—	17	—	17
OSB - Structural Solutions	—	98	2	38	—	—	138
LVL	—	—	31	—	—	—	31
LSL	—	—	13	—	—	(1)	12
I-Joist	—	—	26	—	—	—	26
	213	98	72	44	17	(1)	443
Commodity
OSB - commodity	3	107	2	—	—	—	112
Plywood	—	—	7	—	—	—	7
	3	107	9	—	—	—	119

Other
Other products	3	3	9	1	4	—	20
	$219	$208	$90	$45	$21	$(1)	$582
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

Our businesses routinely incur customer program costs to obtain favorable product placement, to promote sales of products and to maintain competitive pricing. Customer program costs and incentives, including rebates and promotion and volume allowances, are accounted for as deductions from net sales at the time the program is initiated. These reductions of revenue are recorded at the time of sale or the implementation of the program based on management’s best estimates. Estimates are based on historical and projected experience for each type of program or customer. Volume allowances are accrued based on management’s estimates of customer volume achievement and other factors incorporated into customer agreements, such as new product purchases, store sell-through, and merchandising support. Management adjusts accruals when circumstances indicate (typically as a result of a change in volume expectations).

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

NOTE 3. EARNINGS PER SHARE

Basic earnings per share is based upon the weighted-average number of shares of common stock outstanding. Diluted earnings per share is based upon the weighted-average number of shares of common stock outstanding, plus all potentially dilutive securities that were assumed to be converted into common shares at the beginning of the period under the treasury stock method. This method requires that the effect of potentially dilutive common stock equivalents (stock options, stock-settled appreciation rights (SSARs), restricted stock units, and performance stock units) be excluded from the calculation of diluted earnings per share for the periods in which losses are reported because the effect is anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Net income attributed to LP
Weighted average common shares outstanding - basic	112	131
Dilutive effect of employee stock plans	1	1
Shares used for diluted earnings per share	113	132
Earnings per share:
Basic earnings	$0.29	$0.20
Diluted earnings	$0.29	$0.20

NOTE 4. FAIR VALUE MEASUREMENTS

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

Available for sale securities, which primarily consist of auction rate securities (ARS), were $4 million and $5 million as of March 31, 2020, and December 31, 2019, respectively. Due to the lack of observable market quotations on a portion of our ARS portfolio, we evaluate the structure of our ARS holdings and current market estimates of fair value, including fair value estimates, from issuing banks that rely exclusively on Level 3 inputs.

Trading securities consist of rabbi trust financial assets, which are recorded in other assets in our Condensed Consolidated Balance Sheets. The assets of the rabbi trust are invested in mutual funds and are reported at fair value based on active market quotations, which represent Level 1 inputs. The assets of the rabbi trust were $4 million at March 31, 2020, and December 31, 2019.

We estimated our 4.875% Senior Notes due in 2024 (2024 Senior Notes) to have a fair value of $310 million as of March 31, 2020, based upon market quotations. Our 2024 Senior Notes and other long-term debt were categorized as Level 1 in the U.S. GAAP fair value hierarchy. Fair values were based on trading activity among the Company’s lenders and the average bid and ask price as determined using published rates.

The outstanding amounts borrowed under our Credit Facility of $350 million approximated fair value at March 31, 2020.

Carrying amounts reported on the balance sheet for cash and cash equivalents, accounts receivables, and accounts payable approximate fair value due to the short-term maturity of these items.

During the three months ended March 31, 2020 and 2019, no adjustments were recognized associated with the fair value of these assets.

NOTE 5. RECEIVABLES

Receivables consisted of the following:

	March 31, 2020	December 31, 2019
Trade receivables	$135	$111
Income tax receivable	19	35
Other receivables	19	19
Allowance for doubtful accounts	(1)	(1)
Total	$172	$164

Trade receivables are primarily generated by sales of our products to our wholesale and retail customers. Other receivables as of March 31, 2020, and December 31, 2019, primarily consist of sales tax receivables, vendor rebates, a receivable associated with an affiliate, and other miscellaneous receivables.

NOTE 6. INVENTORIES

Inventories are valued at the lower of cost or net realizable value. Inventory cost includes materials, labor, and operating overhead. The major types of inventories are as follows (work in process is not material and is included in Semi-finished inventory below):

	March 31, 2020	December 31, 2019
Logs	$66	$47
Other raw materials	30	32
Semi-finished inventory	25	26
Finished products	163	160
Total	$284	$265

NOTE 7. ASSETS HELD FOR SALE

In February 2020, the Company entered into a joint agreement with Maibec, Inc. (Maibec) to sell LP’s East River facility located in Nova Scotia, Canada, as well as the assets and brand rights for CanExel®, the fiber-based prefinished siding product manufactured there. The closing of this transaction is subject to customary closing conditions and is expected to occur by December 31, 2020. As a result, the assets and liabilities associated with this business have met the criteria to be classified as held-for-sale in our Condensed Consolidated Balance Sheet as of March 31, 2020. Upon reclassification to held-for-sale in the first quarter of 2020, we recorded a pre-tax impairment charge of $2 million in "Impairment of long-lived assets" on our Condensed Consolidated Statement of Income to reduce the carrying value of this business to fair value less cost to sell. The sale of the East River facility and assets and brand rights for CanExel® did not meet the criteria for classification as discontinued operations.

The total carrying value of assets related to the East River facility and CanExel® as of March 31, 2020, was $19 million, including $2 million of trade receivables, net, $12 million of inventories, and $5 million of property, plant, and equipment, net. The total carrying value of total liabilities related to the East River facility and CanExel® as of March 31, 2020, was $2 million, which primarily consisted of accounts payable.

Additionally, during the three months ended March 31, 2020, we classified $2 million of assets related to a non-operating facility as held-for-sale.

NOTE 8. GOODWILL AND OTHER INTANGIBLES

Goodwill and indefinite-lived intangible assets are not amortized and are subject to assessment for impairment by applying a fair value based test on an annual basis or more frequently, if circumstances indicate a potential impairment. The Company’s annual assessment date is October 1. Changes in goodwill and other intangible assets as of March 31, 2020, are provided in the following table:

	Timber licences[1]	Goodwill	Developed Technology	Trademark
Beginning balance December 31, 2019	$38	$30	$20	$3
Acquisition	—	—	—	—
Amortization	(1)	—	—	—
Ending balance March 31, 2020	$37	$30	$20	$3

1Timber licenses are included in Timber and Timberlands on the Condensed Consolidated Balance Sheets.

NOTE 9. REDEEMABLE NONCONTROLLING INTEREST

Redeemable noncontrolling interest is interest in subsidiaries that is redeemable outside of our control either for cash or other assets. These interests are classified as mezzanine equity and measured at the greater of estimated redemption value or carrying value at the end of each reporting period. Net income (loss) attributed to noncontrolling interest is recorded in the Consolidated Statements of Income. Any adjustments to the redemption value of redeemable noncontrolling interest are recognized in either net income or through accumulated paid-in capital, depending on the nature of the underlying security (preferred or common units).

The balance of the redeemable noncontrolling interest was $10 million as of March 31, 2020, and December 31, 2019.

NOTE 10. LONG TERM DEBT

The following table summarizes our outstanding debt:

	March 31, 2020	December 31, 2019
2024 Senior Notes	$350	$350
Credit Facility	350	—
Financing leases	1	1
Unamortized debt costs	(3)	(3)
Total	698	348
Less: current portion	—	—
Long-term portion	$698	$348

In May 2020, we entered an amendment to our Credit Facility. The Credit Facility provides for revolving credit facilities in the aggregate principal amount of up to $550 million, with a $60 million sub-limit for letters of credit. The initial $350 million revolving facility provided pursuant to the Credit Facility (Revolving A Loan) terminates, and all loans made thereunder become due, on June 27, 2024. The incremental $200 million revolving facility provided pursuant to the Credit Facility in May 2020 (Revolving B Loan) terminates, and all loans made thereunder become due, on May 1, 2023. Certain of LP’s existing and future wholly owned domestic subsidiaries may guaranty our obligations under the Credit Facility and, subject to certain limited exceptions, provide security through a lien on substantially all of the personal property of these subsidiaries. In March 2020, we borrowed $350 million under the Credit Facility.

Revolving borrowings under the Credit Facility accrue interest, at our option, at either a “base rate” plus a margin of 0.875% to 2.00% for Revolving A Loans and 1.125% to 2.250% for Revolving B Loans or LIBOR plus a margin of

1.875% to 3.00% for Revolving A Loans and 2.125% to 3.250% for Revolving B Loans. The Credit Facility also includes an unused commitment fee, due quarterly, ranging from 0.3% to 0.6% for both Revolving A Loans and Revolving B Loans. The applicable margins and fees within these ranges are based on our ratio of consolidated EBITDA to cash interest charges. The “base rate” is the highest of (i) the Federal funds rate plus 0.5%, (ii) the U.S. prime rate, and (iii) one-month LIBOR plus 1.0%. As of March 31, 2020, the weighted average interest rate was 2.7%.

The Credit Facility contains various restrictive covenants and customary events of default. The Credit Facility also contains financial covenants that requires us and our consolidated subsidiaries to have, as of the end of each quarter, (i) a capitalization ratio (i.e., funded debt less unrestricted cash to total capitalization) of no more than 57.5% and (ii) a net worth of at least $475 million plus 70% of consolidated net income after December 31, 2019, without a deduction for net losses.

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

As of March 31, 2020, we were in compliance with all financial covenants under the Credit Facility and 2024 Senior Notes.

On March 17, 2020, LP entered into a letter of credit facility agreement (Letter of Credit Facility) with Bank of America, N.A., which provides for the funding of letters of credit up to an aggregate outstanding amount of $20.0 million, which may be secured by certain cash collateral of LP. The Letter of Credit Facility includes an unused commitment fee, due quarterly, ranging from 0.50% to 1.875% of the daily available amount to be drawn on each letter of credit issued under the Letter of Credit Facility. The Letter of Credit Facility is subject to similar affirmative, negative and financial covenants as those set forth in the Credit Facility, including capitalization ratio and minimum net worth covenants.

NOTE 11. INCOME TAXES

For interim periods, accounting standards require that income tax expense be determined by applying the estimated annual effective income tax rate to year-to-date results unless this method does not result in a reliable estimate of year-to-date income tax expense. Each period, the income tax accrual is adjusted to the latest estimate, and the difference from the previously accrued year-to-date balance is adjusted to the current quarter. Changes in profitability estimates in various jurisdictions will impact our quarterly effective income tax rates.

The tax provision for income taxes for the three months ended March 31, 2020 and 2019, reflected an estimated annual effective tax rate of 26%, excluding discrete items discussed below. The total effective tax rate for the three months ended March 31, 2020 and 2019, including discrete items, was 22% and 21%, respectively.

We recorded a net discrete tax benefit of $2 million during the first three months of 2020 and 2019. In both periods, the discrete benefits related primarily to excess tax benefits from stock-based compensation.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted into law and provides for changes to the U.S. tax code that impact businesses. Some of the key income tax changes that could have an impact on LP include relaxation of the interest deduction limitation rules, the expansion of the Net Operating Loss utilization rules, and the eligibility of Qualified Improvement Property for bonus depreciation. As of March 31, 2020, we have made a reasonable estimate of the effects on our current and deferred tax balances, if any.  As further guidance is released and the implications are better understood, we will adjust this estimate as necessary.

NOTE 12. STOCK-BASED COMPENSATION

We have stock award plans covering certain key employees and directors, which provide for awards of stock options, SSARs, restricted stock units, and performance stock units. In addition, we offer an Employee Stock Purchase Plan to employees.

The fair value of our restricted stock, restricted stock units, and performance stock units is the closing stock price of the Company’s common stock the day preceding the grant date.

During the first three months of 2020, we granted 239,617 and 250,178 of performance and restricted stock units, respectively, at an average grant date fair value of $31.75 per share.

We recognized $2 million in stock-based compensation expense for the three months ended March 31, 2020 and 2019, respectively. At March 31, 2020, there was $18 million of unrecognized compensation expense related to unvested performance stock units, restricted stock units, and SSARs attributable to future service that had not yet been recognized.

NOTE 13. COMMITMENTS AND CONTINGENCIES

We maintain reserves for various contingent liabilities as follows:

	March 31, 2020	December 31, 2019
Environmental reserves	$9	$10
Other reserves	—	—
Total contingencies	9	10
Current portion (included in other current liabilities)	(2)	(2)
Long-term portion (included in other long-term liabilities)	$7	$8

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

Environmental Matters

We maintain a reserve for undiscounted estimated environmental loss contingencies. This reserve is primarily for estimated future costs of remediation of hazardous or toxic substances at numerous sites currently or previously owned by the Company. Our estimates of our environmental loss contingencies are based on various assumptions and judgments, the specific nature of which varies considering the particular facts and circumstances surrounding each environmental loss contingency. These estimates typically reflect assumptions and judgments as to the probable nature, magnitude and timing of the required investigation, remediation and/or monitoring activities and the probable cost of these activities, and in some cases reflect assumptions and judgments as to the obligation or willingness and ability of third parties to bear a proportionate or allocated share of the cost of these activities. Due to the numerous uncertainties and variables associated with these assumptions and judgments, and the effects of changes in governmental regulation and environmental technologies, both the precision and reliability of the resulting estimates of the related contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to environmental loss contingencies and, as additional information becomes known, may change our estimates significantly. However, no estimate of the range of any such change can be made at this time.

Other Proceedings

We and our subsidiaries are parties to other legal proceedings. Based on the information currently available, management believes the resolution of such proceedings will not have a material adverse effect on our financial position, results of operations, cash flows, or liquidity.

NOTE 14. IMPAIRMENT OF LONG-LIVED ASSETS

We continue to review the carrying values of our long-lived assets for potential impairments and believe we have adequate support for the carrying value of our long-lived assets. If demand and pricing for our products continue at levels significantly below cycle average demand and pricing, or should we decide to invest capital in alternative projects, or should changes occur related to our wood supply for our mills, it is possible that future impairment charges will be required. As of March 31, 2020, we believe the current impacts of the COVID-19 pandemic did not warrant an impairment of our goodwill, intangibles, or long-lived assets. However, the long-term effects of the COVID-19 pandemic on the demand and pricing of our products may result in future impairment charges, including curtailed facilities.

We also review from time to time potential dispositions of various assets in light of current and anticipated economic and industry conditions, our strategic plan, and other relevant factors. Because a determination to dispose of particular assets can require management to make assumptions regarding the transaction structure of the disposition and to estimate the net sales proceeds, which may be less than previous estimates of undiscounted future net cash flows, we may be required to record impairment charges in connection with decisions to dispose of assets.

During the three months ended March 31, 2020, we recorded $5 million in pre-tax impairment charges related to our fiber producing assets at a Siding facility. These impairment charges reflect the announced, accelerated conversion of this facility from fiber production to pre-finishing in February 2020. Additionally, we recorded $2 million in pre-tax impairment charges related to the reclassification of our East River facility as held-for-sale during the three months ended March 31, 2020.

NOTE 15. PRODUCT WARRANTIES

We offer warranties on the sale of most of our products and record an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The activity in warranty reserves for the three months ended March 31, 2020 and 2019, is summarized in the following table:

	Three Months Ended March 31,
	2020	2019
Beginning balance	$8	$14
Accrued to expense	1	—
Payments made	(1)	(1)
Total warranty reserves	8	13
Current portion of warranty reserves (included in other current liabilities)	(2)	(3)
Long-term portion of warranty reserves (included in other long-term liabilities)	$6	$10

We continue to monitor warranty and other claims associated with these products and believe as of March 31, 2020, that the warranty reserve balances associated with these matters are adequate to cover future warranty payments. However, it is possible that additional changes may be required in the future.

NOTE 16. DEFINED BENEFIT PENSION PLANSThe following table summarizes our net periodic pension cost for our defined benefit pension and postretirement plans during the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Service cost	$1	$1
Other components of net periodic pension cost[1]:
Interest cost	3	4
Expected return on plan assets	(4)	(4)
Amortization of prior service cost	—	—
Amortization of net loss	1	1
Net periodic pension cost	$1	$2
1Other components of net periodic pension cost are included in Other non-operating items on our Condensed Consolidated Statements of Income.

NOTE 17. ACCUMULATED COMPREHENSIVE INCOME (LOSS)

Other comprehensive income activity, net of tax, is provided in the following table for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019
Pension[1]
Balance at beginning of period	$(89)	$(93)
Amounts reclassified from accumulated other comprehensive loss to income [2]	1	1
Total other comprehensive income	1	1
Balance at end of period	(88)	(92)
Translation Adjustments
Balance at beginning of period	(67)	(57)
Translation adjustments	(23)	2
Balance at end of period	(90)	(55)
Other
Balance at beginning of period	3	4
Other comprehensive loss before reclassifications	—	(1)
Total other comprehensive loss	—	(1)
Balance at end of period	3	3
Accumulated other comprehensive loss, end of period	$(175)	$(144)

1 Amounts are presented net of tax
2 Amounts of actuarial loss and prior service cost are components of net periodic benefit cost.

NOTE 18. OTHER OPERATING AND NON-OPERATING INCOME

Other operating credit and charges, net

During the first three months ended March 31, 2020 and 2019, we recorded a charge of $2 million on severance and other charges related to certain reorganizations within the corporate offices.

Non-operating income

Non-operating income is comprised of the following components:

	Three Months Ended
	March 31,
	2020	2019
Interest income	$—	$4
SERP market adjustments	(1)	1
Interest expense	(6)	(5)
Amortization of debt charges	—	—
Capitalized interest, net of reversals	—	1
Interest expense, net	(7)	1

Net periodic pension cost, excluding service cost	(1)	(1)
Gain on acquisition of controlling interest	—	14
Foreign currency gain (loss)	6	(2)
Other non-operating items	5	11

NOTE 19. SELECTED SEGMENT DATA

We operate in four segments: Siding, OSB, EWP, and South America. Our business units have been aggregated into these four segments based upon the similarity of economic characteristics, customers, and distribution methods. Our results of operations are summarized below for each of these segments separately as well as for the “other” category, which comprises other products that are not individually significant. During the three months ended March 31, 2020, our LP CanExel® prefinished siding was reclassified from Siding to Other, reflecting changes in organizational structure and, accordingly, the information that the chief operating decision maker uses to evaluate performances and allocate resources to the segments. All prior periods presented have been adjusted for comparability.

We evaluate the performance of our business segments based on net sales and Adjusted EBITDA. Accordingly, our chief operating decision maker evaluates performance and allocates resources based primarily on net sales and Adjusted EBITDA for our business segments. Adjusted EBITDA is a non-GAAP financial measure and is defined as income attributed to LP before interest expense, net, provision for income taxes, depreciation and amortization, and excludes stock-based compensation expense, impairment of long-lived assets, other operating credits and charges, net, and other non-operating items.

Information about our product segments is as follows:

	Three Months Ended
	March 31,
	2020	2019
Net sales
Siding	$212	$219
OSB	220	208
EWP	99	90
South America	36	45
Other	18	21
Intersegment sales	—	(1)
Total sales	$585	$582
PROFIT BY SEGMENT
Net income	$33	$26
Add (deduct):
Net loss attributed to noncontrolling interest	—	1
Income attributed to LP	33	27
Provision for income taxes	9	7
Depreciation and amortization	28	31
Stock-based compensation expense	2	2
Impairment of long-lived assets	7	1
Other operating credits and charges, net	2	2
Interest expense, net	7	(1)
Other non-operating items	(5)	(11)
Adjusted EBITDA	$83	$58
Siding	42	39
OSB	35	8
EWP	9	7
South America	7	10
Other	(3)	1
Corporate	(7)	(7)
Adjusted EBITDA	83	58

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Consolidated Financial Statements and related Notes and other financial information appearing elsewhere in this quarterly report on Form 10-Q. The following discussion includes statements that are forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to our management.

Recent Developments

In March 2020, the WHO declared the outbreak of COVID-19 as a global pandemic and recommended containment and mitigations measures. In response to this declaration and the rapid global spread of COVID-19, national, state, and local governments have taken extraordinary wide-ranging actions to contain and combat the outbreak and spread of COVID-19, including quarantines, "stay-at-home" orders, and similar mandates imposing varying degrees of restrictions on social and commercial activity in an effort to promote social distancing.

The pandemic and the resulting containment did not materially impact our results for the three months ended March 31, 2020, due to our ability to continue operations and deliver orders through the end of the period. However, the COVID-19 pandemic and actions taken in response thereto are continuing to have a significant adverse effect on many sectors of the economy, including new home building and remodeling activity. We have taken the following measures:

•
We are following national, state, and local guidelines, while also continuing to provide our products to support critical infrastructure needs. Employees able to work from home have been doing so since March 16, 2020. All manufacturing facilities have been declared essential by the relevant authorities. We have instituted rigorous cleaning and social distancing protocols as outlined by the Centers for Disease Control and Prevention and WHO.

•
We have reduced mill operating schedules to balance production and demand. While we currently expect any negative impact on sales to be temporary, the duration of the COVID-19 pandemic, the actions to contain the pandemic and treat its impacts, and the effects on our operations are highly uncertain and cannot be predicted at this time.

•
We are taking precautionary measures and adjusting our operational needs, including a reduction of our 2020 capital expenditure plans by 50% to approximately $70 million for the year, or an average of $15 million per quarter from the second quarter of 2020 through the fourth quarter of 2020.

•
In March 2020, we borrowed $350 million under the Credit Facility as a precautionary measure, to ensure funds are available to meet our obligations for a substantial period of time in response to the COVID-19 pandemic.

•	On May 1, 2020, we entered into an amendment to our Credit Facility to provide for the Revolving B Loan.

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

Demand for our Building Products

Demand for our products correlates to a significant degree to the level of new home construction activity in North America, which historically has been characterized by significant cyclicality. The U.S. Department of Census reported on April 16, 2020, that actual single housing starts were 12% higher for the first quarter of 2020 than in the same period of 2019. The impact of the COVID-19 pandemic is continuing to have a significant adverse effect on many sectors of the economy, including new housing starts and repair and remodels. While we expect demand for new home construction and repair and remodel activity to be impacted, the results of operations, cash flows, financial position, and the related financial impacts cannot be reasonably estimated at this time.

Supply and Demand for OSB

OSB is sold as a commodity for which sales prices fluctuate daily based on market factors over which we have little or no control. We cannot predict whether the prices of our OSB products will remain at current levels or increase or decrease in the future.

For additional factors affecting our results, refer to the Management Discussion and Analysis of Financial Condition and Results of Operations overview contained in our 2019 Annual Report on Form 10-K , and to “About Forward-Looking Statements” and “Risk Factors” in this quarterly report on Form 10-Q.

Critical Accounting Policies and Significant Estimates

Note 1 of the Notes to the Consolidated Financial Statements included in our 2019 Annual Report on Form 10-K, is a discussion of our significant accounting policies and significant accounting estimates and judgments. Throughout the preparation of the financial statements, we employ significant judgments in the application of accounting principles and methods. These judgments are primarily related to the assumptions used to arrive at various estimates.

While there have been no changes in the application of principles, methods, and assumptions used to determine our significant estimates, we may be required to revise certain accounting estimates and judgments related to the economic and business impact of the COVID-19 pandemic, such as, but not limited to, those related to the valuation of goodwill, intangibles, long-lived assets, accounts receivable, and inventory, which could have a material adverse effect on our financial position and results of operations.

Non-GAAP Financial Measures and Other Key Performance Indicators

In evaluating our business, we utilize non-GAAP financial measures that fall within the meaning of SEC Regulation G and Regulation S-K Item 10(e), which we believe provide users of the financial information with additional meaningful comparison to prior reported results. Non-GAAP financial measures do not have standardized definitions and are not defined by U.S. GAAP. In this quarterly report on Form 10-Q, we disclose income attributed to LP before interest expense, provision for income taxes, depreciation and amortization, and exclude stock-based compensation expense, impairment of long-lived assets, other operating credits and charges, net, loss on early debt extinguishment, investment income, and other non-operating items as Adjusted EBITDA (Adjusted EBITDA) which is a non-GAAP financial measure. We have included Adjusted EBITDA in this report because we view it as an important supplemental measure of our performance and believe that it is frequently used by interested persons in the evaluation of companies that have different financing and capital structures and/or tax rates. We also disclose income attributed to LP, which excludes impairment of long-lived assets, interest outside of normal operations, other operating credits and charges, net, gain (loss) on acquisition, other non-operating credits and charges, net, and adjusts for a normalized tax rate (Adjusted Income). We also disclose Adjusted Diluted EPS, calculated as Adjusted Income divided by diluted shares outstanding. We believe that Adjusted Diluted EPS and Adjusted Income are useful measures for evaluating our ability to generate earnings and that providing this measure should allow interested persons to more readily compare the earnings for past and future periods.

Neither Adjusted EBITDA, Adjusted Income, nor Adjusted Diluted EPS is a substitute for the U.S. GAAP measure of net income or for any other U.S. GAAP measures of operating performance. It should be noted that other companies may present similarly-titled measures differently and, therefore, as presented by us, these measures may not be comparable to similarly-titled measures reported by other companies. Adjusted EBITDA, Adjusted Income, and Adjusted Diluted EPS have material limitations as performance measures because they exclude items that are actually incurred or experienced in connection with the operations of our business.

The following table presents significant items by operating segment and reconciles Net income to Adjusted EBITDA:

	Three Months Ended
	March 31,
	2020	2019
Net income	$33	$26
Add (deduct):
Net loss attributed to noncontrolling interest	—	1
Income attributed to LP	33	27
Provision for income taxes	9	7
Depreciation and amortization	28	31
Stock-based compensation expense	2	2
Impairment of long-lived assets	7	1
Other operating credits and charges, net	2	2
Interest expense, net	7	(1)
Other non-operating items	(5)	(11)
Adjusted EBITDA	$83	$58

Siding	$42	$39
OSB	35	8
EWP	9	7
South America	7	10
Other	(3)	1
Corporate	(7)	(7)
Adjusted EBITDA	$83	$58

The following table provides the reconciliation of Net income to Adjusted Income:

	Three Months Ended
	March 31,
	2020	2019
Net income	$33	$26
Add (deduct):
Net loss attributed to noncontrolling interest	—	1
Income attributed to LP	33	27
Impairment of long-lived assets	7	1
Other operating credits and charges, net	2	2
Gain on acquisition of controlling interest	—	(14)
Reported tax provision	9	7
Adjusted income before tax	51	23
Normalized tax provision at 25%	(13)	(6)
Adjusted Income	$38	$17
Diluted shares outstanding	113	132
Adjusted Diluted EPS	$0.34	$0.13

In addition, management monitors certain key performance indicators to evaluate our business performance, which include our Overall Equipment Effectiveness (OEE) and our performance relative to housing starts, as provided by reports from the U.S. Department of Census. These key performance indicators are further described on page 34 of this quarterly report on Form 10-Q and are incorporated herein by reference.

Results of Operations

Our results of operations for each of our segments are discussed below, as are the results of operations for the “other” category, which comprises other products that are not individually significant. See Note 19 of the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this quarterly report on Form 10-Q for further information regarding our segments.

SIDING

The Siding segment consists of LP SmartSide® trim and siding and LP Outdoor Building Solutions® innovative products for premium outdoor buildings. During the three months ended March 31, 2020, our LP CanExel® prefinished siding was reclassified from Siding to Other, reflecting changes in organizational structure and, accordingly, the information that the chief operating decision maker uses to evaluate performance and allocate resources to our business segments. All prior periods presented have been adjusted for comparability.

Segment sales, Adjusted EBITDA, and Adjusted EBITDA margin for this segment were as follows:

	Three Months Ended March 31,
	2020	2019	Change
Net sales	$212	$219	(3)%
Adjusted EBITDA	42	39	8%
Adjusted EBITDA margin	20%	18%

Sales in this segment by product line were as follows:

	Three Months Ended March 31,
	2020	2019	Change
SmartSide® Strand siding	$191	$187	2%
SmartSide® Fiber siding	19	26	(27)%
Other	2	6	(67)%
Total	$212	$219	(3)%
Percent changes in average sales prices and unit shipments for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, were as follows:

	Three Months Ended March 31, 2020 versus 2019
	Average Selling Price	Unit Shipments
SmartSide® Strand siding	(1)%	3%
SmartSide® Fiber siding	4%	(28)%
SmartSide® Strand net sales increased $4 million (or two percent) compared to the corresponding period in 2019, primarily due to SmartSide® Strand volume growth of three percent, offset partially by an increase in customer program costs. The increase in SmartSide® Strand siding revenue reflects the increased market penetration in key markets.

SmartSide® Fiber net sales decreased $7 million (or 27%) compared to the corresponding period in 2019, primarily due to the announced conversion of our Roaring River facility to a strand prefinishing facility during the first quarter 2020. The decrease in SmartSide® Fiber volume reflects the impact of the announced discontinuation of this product line.

Adjusted EBITDA increased by $3 million (or eight percent) primarily due to the increased SmartSide® Strand revenue, including increased production at our Dawson Creek facility after the prior year conversion to SmartSide® Strand, partially offset by a decrease in SmartSide® Fiber sales.

OSB

The OSB segment manufactures and distributes OSB structural panel products including LP OSB, LP TechShield® radiant barrier, LP TopNotch® sub-flooring, LP Legacy® super tough, moisture-resistant sub-flooring and LP FlameBlock® fire-rated sheathing.

Segment sales, Adjusted EBITDA, and Adjusted EBITDA Margin for this segment were as follows:

	Three Months Ended March 31,
	2020	2019	Change
Net sales	$220	$208	6%
Adjusted EBITDA	35	8	338%
Adjusted EBITDA Margin	16%	4%

Sales in this segment by product line were as follows:

	Three Months Ended March 31,
	2020	2019	Change
OSB - commodity	$113	$107	6%
OSB - Structural Solutions	103	98	5%
Other	4	3	33%
Total	$220	$208	6%
Percent changes in average gross sales prices and unit shipments for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, were as follows:

	Three Months Ended March 31, 2020 versus 2019
	Average Selling Price	Unit Shipments
OSB - commodity	13%	(9)%
OSB - Structural Solutions	5%	1%
Net sales increased $12 million (or six percent) primarily due to $18 million of increased commodity prices. These increases were partially offset by a reduction in shipments reflecting the change in overall market demand and supply compared to the first quarter of 2019. The Structural Solutions volume mix was 43% for the three months ended March 31, 2020 and 2019.

Adjusted EBITDA increased by $27 million primarily due to the improvement in commodity prices and a reduction in raw material costs.

EWP

The EWP segment consists of LP SolidStart® I-Joist (I-Joist), Laminated Veneer Lumber (LVL), Laminated Strand Lumber (LSL), and other related products. This segment also includes the sales of I-Joist and LVL products produced by our joint venture and sales of plywood produced as a by-product of the LVL production process.

Segment sales, Adjusted EBITDA, and Adjusted EBITDA margin for this segment were as follows:

	Three Months Ended March 31,
	2020	2019	Change
Net sales	$99	$90	10%
Adjusted EBITDA	9	7	29%
Adjusted EBITDA margin	9%	8%

Sales in this segment by product line were as follows:

	Three Months Ended March 31,
	2020	2019	Change
I-Joist	37	26	42%
LVL	$36	$31	16%
LSL	12	13	(8)%
Other, including OSB, plywood and related products	14	20	(30)%
Total	$99	$90	10%
Percent changes in average gross sales prices and unit shipments for the quarter ended March 31, 2020, compared to the quarter ended March 31, 2019, were as follows:

	Three Months Ended March 31, 2020 versus 2019
	Average Selling Price	Unit Shipments
I-Joist	(1)%	42%
LVL	2%	17%
LSL	3%	(12)%

Net sales and Adjusted EBITDA increased $9 million (or 10%) and $2 million (or 29%), respectively, primarily due to increased shipments of I-Joist and LVL and reductions in customer program costs, and partially offset by shipment decreases for LSL.

SOUTH AMERICA

Our South America segment manufactures and distributes OSB structural panel and siding products in South America and certain export markets. This segment has manufacturing operations in two countries, Chile and Brazil, and operates sales offices in Chile, Brazil, Peru, Columbia, and Argentina.

Segment sales, Adjusted EBITDA, and Adjusted EBITDA margin for this segment were as follows:

	Three Months Ended March 31,
	2020	2019	Change
Net sales	$36	$45	(20)%
Adjusted EBITDA	7	10	(30)%
Adjusted EBITDA margin	19%	22%

Sales in this segment by product line were as follows:

	Three Months Ended March 31,
	2020	2019	Change
OSB -Structural Solutions	$32	$38	(16)%
Siding	3	6	(50)%
Other	1	1	—%
Total	$36	$45	(20)%
Percent changes in average sales prices and unit shipments for the quarter ended March 31, 2020, compared to the quarter ended March 31, 2019, were as follows:

	Three Months Ended March 31, 2020 versus 2019
	Average Selling Price	Unit Shipments
OSB	(16)%	1%
Siding	(18)%	(37)%
Net sales and Adjusted EBITDA decreased $9 million (or 20%) and $3 million (or 30%), respectively, due to a reduction in export sales, unscheduled downtime at a Chilean mill, and unfavorable foreign currency fluctuations.

OTHER PRODUCTS

Our other products segment includes LP CanExel® prefinished siding, our off-site construction operation Entekra Holdings, LLC (Entekra), remaining timber and timberlands, and other minor products, services, and closed operations, which are not classified as discontinued operations. During the three months ended March 31, 2020, our LP CanExel® prefinished siding was reclassified from Siding to Other, reflecting changes in the organizational structure of the business.

Other net sales were $18 million for the first three months of 2020 as compared to $21 million for the corresponding period in 2019. Adjusted EBITDA was $(3) million for the first three months of 2020 as compared to $1 million for the corresponding period in 2019.

INCOME TAXES

We recorded an estimated tax provision of $9 million and $7 million in the first three months ended March 31, 2020 and 2019, respectively. For 2020 and 2019, the primary differences between the U.S. statutory rate of 21% and the effective rate relate to state income tax, foreign tax rates, tax credits, and stock-based compensation.

Each quarter the income tax accrual is adjusted to the latest estimate, and the difference from the previously accrued year-to-date balance is recorded in the current quarter.

On March 27, 2020, the CARES Act was enacted into law and provides for changes to the U.S. tax code that impacts businesses. Some of the key income tax changes that could have an impact to LP include relaxation of the interest deduction limitation rules, the expansion of the Net Operating Loss utilization rules, and the eligibility of Qualified Improvement Property for bonus depreciation. As of March 31, 2020, we have made a reasonable estimate of the effects on our current and deferred tax balances, if any.  As further guidance is released and the implications are better understood, we will adjust this estimate as necessary.

Legal and Environmental Matters

For a discussion of legal and environmental matters involving us and the potential impact thereof on our financial position, results of operations and cash flows, see Items 3, 7 and 8 in our 2019 Annual Report on Form 10-K and Note 13 of the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this quarterly report on Form 10-Q.

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

OPERATING ACTIVITIES

During the first three months of 2020 and 2019, we used $9 million and $54 million, respectively, of cash in operating activities. The improvement in cash used in operations was primarily related to an increase in OSB pricing and a reduction in income taxes paid in the three months ended March 31, 2020.

INVESTING ACTIVITIES

During the first three months of 2020 and 2019, we used $24 million and $4 million, respectively, of cash used in investing activities. Capital expenditures in the first three months of 2020 were $24 million, primarily related to growth and maintenance capital. Capital expenditures in the first three months of 2019 were $43 million, primarily related to the expansion of our siding business and growth and maintenance capital. Additionally, we acquired $40 million of cash in the first three months of 2019 related to the acquisition of a controlling interest in Entekra and the resulting consolidation of Entekra's financial results.

As a result of the outbreak of the COVID-19 pandemic, we reduced capital expenditure plans by 50% to roughly $70 million for the year. We expect to fund our capital expenditures through cash on hand, cash generated from operations, and cash borrowed under our Credit Facility, as necessary.

FINANCING ACTIVITIES

During the first three months of 2020, cash provided by financing activities was $329 million. In March 2020, we borrowed $350 million under our Credit Facility. We did this as a precautionary measure to ensure funds are available to meet our obligations for a substantial period of time in response to the COVID-19 pandemic. We intend to hold the proceeds from the Credit Facility borrowings on our Condensed Consolidated Balance Sheets and may use the proceeds in the future for working capital, general corporate expenses, or other purposes as permitted by the Credit Facility. As of March 31, 2020, the weighted average interest rate on outstanding amounts borrowed under our Credit Facility was 2.7%.

Additionally, we used $16 million to pay cash dividends and $5 million to repurchase stock from employees in connection with income tax withholding requirements associated with our employee stock-based compensation plans.

During the first three months of 2019, cash used in financing activities was $459 million, primarily related to $438 million to repurchase stock through our share purchase program, $17 million to pay cash dividends, and $4 million to repurchase stock from employees in connection with income tax withholding requirements associated with our employee stock-based compensation plans.

CREDIT FACILITY AND LETTER OF CREDIT FACILITY

The Credit Facility provides for revolving credit facilities in the aggregate principal amount of up to $550 million, with a $60 million sub-limit for letters of credit. The Revolving A Loan terminates, and all loans thereunder become due, on June 27, 2024. The Revolving B Loan terminates, and all loans made thereunder become due, on May 1, 2023. As of March 31, 2020, we had $350 million outstanding under this Credit Facility.

The Credit Facility contains a various restrictive covenants and customary events of default. The Credit Facility also contains financial covenants that requires us and our consolidated subsidiaries to have, as of the end of each quarter, (i) a capitalization ratio (i.e., funded debt less unrestricted cash to total capitalization) of no more than 57.5% and (ii) a net worth of at least $475 million plus 70% of consolidated net income after December 31, 2019, without deduction for net losses.  As of March 31, 2020, we were in compliance with all financial covenants under the Credit Facility. The Credit Facility contains customary events of default, the occurrence of which could result in the acceleration of our obligation to repay the indebtedness outstanding thereunder.

On March 17, 2020, LP entered into the Letter of Credit Facility with Bank of America, N.A., which provides for the funding of letters of credit up to an aggregate outstanding amount of $20.0 million, which may be secured by certain cash collateral of LP. The Letter of Credit Facility includes an unused commitment fee, due quarterly, ranging from 0.50% to 1.875% of the daily available amount to be drawn on each letter of credit issued under the Letter of Credit Facility. The Letter of Credit Facility is subject to similar affirmative, negative and financial covenants as those set forth in the Credit Facility, including capitalization ratio and minimum net worth covenants.

OTHER LIQUIDITY MATTERS

Off-Balance Sheet Arrangements

As of March 31, 2020, we had standby letters of credit outstanding of $12 million related to collateral for environmental impact on owned properties, deposit for forestry license, and insurance collateral, including workers' compensation.

Potential Impairments

We continue to review our mills and investments for potential impairments and believe we have adequate support for the carrying value of our assets as of March 31, 2020. If demand and pricing for our products continue at levels significantly below cycle average demand and pricing, or should we decide to invest capital in alternative projects, or should changes occur related to our wood supply for these locations, it is possible that future impairment charges will be required. As of March 31, 2020, we believe the current impacts of the COVID-19 pandemic did not warrant impairments of our goodwill, intangibles, or long-lived assets. However, the long-term effects of the COVID-19 pandemic on the demand and pricing of our products may result in future impairment charges.

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

Some of our products are sold as commodities, and therefore sales prices fluctuate daily based on market factors over which we have little or no control. The most significant commodity product we sell is OSB. Based upon an assumed North America annual production capacity in the OSB segment of 3.7 billion square feet (3/8" basis) or 3.2 billion square feet (7/16" basis), a $1 change in the annual average price per thousand square feet on a 7/16" basis would change annual pre-tax profits by approximately $3 million.

We are exposed to market risk associated with changes in interest rates on our variable rate long-term debt. As of March 31, 2020, we had outstanding borrowings of approximately $350 million under our Credit Facility, all of such borrowings were subject to variable interest rates. If the variable rates on this debt were one percent higher than the rate applicable to the borrowing during the three month period ended March 31, 2020, there would not have been a material impact to our interest expense due to the timing of our Credit Facility borrowings. We do not currently have any derivative or hedging arrangements, or other known exposures, to changes in interest rates.

We historically have not entered into material commodity futures and swaps, although we may do so in the future.

ITEM 4.CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures

As of March 31, 2020, our Chief Executive Officer and Chief Financial Officer have carried out, with the participation of the Company's Disclosure Practices Committee and the Company's management, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2020, LP’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
KEY PERFORMANCE INDICATORS

We consider the following items to be key performance indicators because LP’s management uses these metrics to evaluate our business and trends, measure our performance, and make strategic decisions and believes that the key performance indicators presented provide additional perspective and insights when analyzing the core operating performance of LP. These key performance indicators should not be considered superior to, as a substitute for or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented herein. These measures may not be comparable to similarly-titled performance indicators used by other companies.

We monitor housing starts as a leading indicator of demand for many of our products, and we believe that this is a useful measure for evaluating our ability to generate sales and that providing this measure should allow interested persons to more readily compare the earnings for past and future periods. Other companies may present housing start data differently and, therefore, as presented by us, our housing start data may not be comparable to similarly-titled performance indicators used or reported by other companies.

	Quarter Ended March 31,
	2020	2019
Housing starts[1]:
Single-Family	212	189
Multi-Family	113	77
	325	266

[1] Actual U.S. Housing starts data reported by U.S. Census Bureau as published through April 16, 2020.
The following table set forth North American sales volume for the quarters ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020				Three Months Ended March 31, 2019
Sales Volume	Siding	OSB	EWP	Total	Siding	OSB	EWP	Total
SmartSide® Strand siding (MMSF)	291	—	—	291	284	—	—	284
SmartSide® Fiber siding (MMSF)	38	—	—	38	53	—	—	53
OSB - commodity (MMSF)	—	522	—	522	17	571	9	598
OSB - Structural Solutions (MMSF)	—	396	—	396	1	390	5	396
LVL (MCF)	—	—	1,753	1,753	—	—	1,504	1,504
LSL (MCF)	—	—	699	699	—	—	797	797
I-Joist (MMLF)	—	—	26	26	—	—	18	18

We measure the OEE at each of our mills to track improvements in the utilization and productivity of our manufacturing assets. OEE is a composite metric that considers asset uptime (adjusted for capital project downtime and similar events), production rates, and finished product quality. It should be noted that other companies may present OEE differently and, therefore, as presented by us, OEE may not be comparable to similarly-titled measures reported by other companies. We believe that when used in conjunction with other metrics, OEE can be a useful measure for evaluating our ability to generate profits, and that providing this measure should allow interested persons to more readily monitor operational improvements. The OEE for the three months ended March 31, 2020 and 2019 for each of our segments is listed below:

	Three Months Ended March 31,
	2020	2019
Siding	89%	85%
OSB	88%	87%
EWP	88%	85%
South America	69%	77%

PART II-OTHER INFORMATION
Item 1. Legal Proceedings.

The description of certain legal and environmental matters involving LP set forth in Item 1 of this quarterly report on Form 10-Q under “Note 13” to the Notes to the Condensed Consolidated Financial Statements contained herein is incorporated herein by reference.

Item 1A.	Risk Factors.

You should be aware that the occurrence of any of the events described in this Risk Factors section and elsewhere in this quarterly report on Form 10-Q or in any other of our filings with the SEC could have a material adverse effect on our business, financial position, results of operations and cash flows. In evaluating us, you should consider carefully, among other things, the risks described below, and the matters described in “About Forward-Looking Statements.”  The following risk factors amend, restate, and supplement the risk factors discussed in the Company’s 2019 Annual Report on Form 10-K.

Our business, financial condition, and results of operations may be adversely affected by global pandemics, including the recent COVID-19 pandemic. Our business, financial condition and results of operations may be adversely affected if a global pandemic, such as the recent COVID-19 pandemic, interferes with the ability of our employees, suppliers, customers, distributors, financing sources or others to conduct business or negatively affects consumer confidence or the global economy.

In December 2019, COVID-19 was reported to have surfaced in Wuhan, China. In January 2020, COVID-19 spread to other countries, including the United States. In March 2020, the World Health Organization characterized the outbreak of COVID-19 as a global pandemic and recommended containment and mitigation measures, the United States declared a national emergency concerning the pandemic, and multiple states and municipalities have declared public health emergencies. Along with these declarations, there have been extraordinary and wide-ranging actions taken by international, federal, state and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions across the United States and the world, including quarantines, and “stay-at-home” orders and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations.

The pandemic is a widespread health crisis that has affected large segments of the global economy, resulting in a rapidly changing market and economic activities. The pandemic and any preventative or protective actions that governments or we may take with respect to COVID-19 may have a material adverse effect on our business or our supply of raw materials, production, distribution channels, and customers, including business shutdowns or disruptions for an indefinite period of time, reduced operations, restrictions on manufacturing or shipping products or reduced consumer demand. Any resulting financial impact cannot be estimated reasonably at this time but may materially affect our business, financial condition, or results of operations. The extent to which COVID-19 affects our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain the pandemic or treat its impact, among others.

We are uncertain of the potential full magnitude or duration of the business and economic impacts from the unprecedented public health effort to contain and combat the spread of COVID-19, which include, among other things, significant volatility in financial markets and a sharp decrease in the value of equity securities, including our common stock.

Our business primarily relies on North American new home construction and repair, which are impacted by risks associated with fluctuations in the housing market. Downward changes in the general economy, the housing market or other business conditions could adversely affect our results of operations, cash flows, and financial condition. The housing market is sensitive to changes in economic conditions and other factors, such as the level of employment, access to labor, consumer confidence, consumer income, availability of financing, interest rate, and inflation levels, and growth of the gross domestic product.

Adverse changes in any of these conditions generally, or in any of the markets where we operate, could decrease demand for our products and could adversely impact our businesses by: causing consumers to delay or decrease homeownership; making consumers more price-conscious resulting in a shift in demand to smaller homes; making consumers more reluctant to make investments in their existing homes; or making it more challenging to secure loans for major renovations or new home construction. Although the U.S. new home construction market is improving, demand for new homes is still recovering after the 2007-2009 U.S. economic recession and continues to remain below average historical levels. While we believe long-term housing market fundamentals remain positive, including low interest rates and a relatively constrained supply of homes available for sale, we expect that overall economic conditions in the United States will be negatively impacted by the spread of COVID-19, as discussed above, though the magnitude and duration of any such impact are unknown and highly uncertain. If conditions in the overall housing market or in a specific market or submarket worsen in the future beyond our current expectations, such changes could have a material adverse effect on our financial position, results of operations, and cash flows. Additionally, higher interest rates, high levels of unemployment, restrictive lending practices, heightened regulation, and increased foreclosures could have a material adverse effect on our financial position, results of operations, and cash flows.

We have a high degree of product concentration in OSB. OSB accounted for about 39%, 54%, and 54% of our North American sales in 2019, 2018, and 2017, respectively, and we expect OSB sales to continue to account for a substantial portion of our revenues and profits in the future. The concentration of our business in the OSB market further increases our sensitivity to commodity pricing and price volatility. Historical prices for our commodity products have been volatile, and we, like other participants in the building products industry, have limited influence over the timing and extent of price changes for our products. Commodity product pricing is significantly affected by the relationship between supply and demand in the building products industry. Product supply is influenced primarily by fluctuations in available manufacturing capacity. Demand is affected by the state of the economy in general and a variety of other factors, including the level of new residential construction activity and home repair and remodeling activity, changes in the availability and cost of mortgage financing. In this competitive environment, with so many variables for which we do not control, we cannot guarantee that pricing for our OSB products will not decline from current levels. The continued development of builder and consumer preference for our OSB products (commodity and Structural Solutions) over competitive products is critical to sustaining and expanding demand for our products. Therefore, a failure to maintain and increase builder and consumer acceptance of our OSB products could have a material adverse effect on our financial position, liquidity, results of operations, and cash flows.

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

Our reliance on third-party wholesale distribution channels could impact our business. We offer our products directly and through a variety of third-party wholesale distributors and dealers. Adverse changes in the financial or business condition of these wholesale distributors and dealers or our customers, including as a result of the impacts arising from the COVID-19 pandemic, could subject us to losses and affect our ability to bring our products to market. One or more of our customers may experience financial difficulty, file for bankruptcy protection or go out of business as a result of the current events surrounding the COVID-19 pandemic, which could result in an increase in customer financial difficulties that affect us.  The direct impact on us could include reduced revenues and write-offs of accounts receivable, and negatively impact our operating cash flow. While we currently cannot estimate what those effects will be, if they are severe, the indirect impact could include impairments of intangible assets and reduced liquidity, among others. Any such adverse changes could have a material adverse effect on our business, financial position, liquidity, results of operations, and cash flows. Further, our ability to effectively manage inventory levels at wholesale distributor locations may be impaired under such arrangements, which could increase expenses associated with excess and obsolete inventory and negatively impact cash flows.

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

Many of the Canadian forestlands from which we obtain wood fiber also are subject to the constitutionally protected treaty or common-law rights of the aboriginal peoples of Canada. Most of British Columbia is not covered by treaties and, as a result, the claims of British Columbia’s aboriginal peoples relating to forest resources are largely unresolved, although many aboriginal groups are actively engaged in treaty discussions with the governments of British Columbia and Canada. Final or interim resolution of claims brought by aboriginal groups are expected to result in additional restrictions on the sale or harvest of timber and may increase operating costs and affect timber supply and prices in Canada

We mostly depend on third parties for transportation services and increases in costs, and the availability of transportation could materially and adversely affect our business and operations. Our business depends on the transportation of many products, both domestically and internationally. We rely primarily on third parties for transportation of the products we manufacture and/or distribute as well as for delivery of our raw materials. In particular, a significant portion of the goods we manufacture and raw materials we use are transported by railroad or trucks, which are highly regulated. If any of our third-party transportation providers were to fail to deliver the goods we manufacture or distribute in a timely manner, including as a result of the impacts arising from the COVID-19 pandemic, we may be unable to sell those products at full value or at all. Similarly, if any of these providers were to fail to deliver raw materials to us in a timely manner, we may be unable to manufacture our products in response to customer demand. In addition, if any of these third parties were to cease operations or cease doing business with us, we may be unable to replace them at a reasonable cost. Any failure of a third-party transportation provider to deliver raw materials or finished products in a timely manner could harm our reputation, negatively affect our customer relationships and have a material adverse effect on our financial condition and results of operations. In addition, an increase in transportation rates or fuel surcharges could materially and adversely affect our sales and profitability.

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

Unplanned events may interrupt our manufacturing operations, which may adversely affect our business. The manufacturing of our products is subject to unplanned events such as explosions, fires, inclement weather, natural disasters, accidents, equipment failures, labor disruptions, transportation interruptions, supply interruptions, and public health issues (including pandemics and quarantines). Operational interruptions could significantly curtail the production capacity of a facility for a period of time. We have redundant capacity and capability to produce many of our products within our manufacturing platform to mitigate our business risk from such interruptions, but major or prolonged interruptions could compromise our ability to meet our customers' needs. Delayed delivery of our products to customers who require on-time delivery from us may cause customers to purchase alternative products at a higher cost, reschedule their own production, or incur other incremental costs. Customers may be able to pursue financial claims against us for their incremental costs, and we may incur costs to correct such problems in addition to any liability resulting from such claims. Interruptions may also harm our reputation among actual and potential customers, potentially resulting in a loss of business. To the extent these losses are not covered by insurance, our financial position, results of operations, and cash flows could be adversely affected by such events.

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

We have not independently verified the results of third-party research or confirmed assumptions or judgments upon which it may be based, and the forecasted and other forward-looking information contained therein is subject to inherent uncertainties. We refer in our annual reports, quarterly reports and other documents that we file with the SEC to historical, forecasted and other forward-looking information published by sources such as Resource Information Systems, Inc. (RISI), Forest Economic Advisors, LLC (FEA), Random Lengths Publications, Inc. (Random Lengths) and the U.S. Census Bureau that we believe to be reliable. However, we have not independently verified this information and, with respect to the forecasted and forward-looking information, have not independently confirmed the assumptions and judgments upon which it is based. Forecasted and other forward-looking information is necessarily based on assumptions regarding future occurrences, events, conditions and circumstances and subjective judgments relating to various matters and is subject to inherent uncertainties. Actual results may differ materially from the results expressed or implied by, or based upon, such forecasted and forward-looking information.

Cybersecurity risks related to the technology used in our operations and other business processes, as well as security breaches of company, customer, employee, and vendor information, could adversely affect our business. We rely on various information technology systems to capture, process, store, and report data and interact with customers, vendors, and employees. Despite careful security and controls design, implementation, updating, and internal and independent third-party assessments, our information technology systems, and those of our third-party providers, could become subject to security breaches, cyber-attacks, employee misconduct, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. Network, system, and data breaches could result in misappropriation of sensitive data or operational disruptions, including interruption to systems availability and denial of access to and misuse of applications required by our customers to conduct business with us. In addition, hardware and operating system software and applications that we procure from third parties may contain defects in design or manufacture, including "bugs" and other problems that could unexpectedly interfere with the operation of the systems. Misuse of internal applications, theft of intellectual property, trade secrets, or other corporate assets, and inappropriate disclosure of confidential information could stem from such incidents. A breach in cybersecurity could result in manipulation and destruction of sensitive data, cause critical systems to malfunction, be damaged or shut down, and lead to disruption to our operations and production downtimes, potentially for lengthy periods of time. Theft of personal or other confidential data and sensitive proprietary information could also occur as a result of a breach in cybersecurity, exposing us to costs and liabilities associated with privacy and data security laws in the jurisdictions in which we operate. Additionally, a breach could expose us, our customers, our suppliers, and our employees to risks of misuse of such information. Such negative consequences of cyberattacks or security breaches could adversely affect our reputation, competitive position, business, or results of operations. The lost profits and increased costs related to cyber or other security threats or disruptions may not be fully insured against or indemnified by other means. A security failure could also impact our ability to operate our businesses effectively, adversely affect our reported financial results, impact our reputation, and expose us to potential liability or litigation. We may be required to expend additional resources to continue to enhance our security measures to investigate and remediate any security vulnerabilities.

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

Covenants and events of default in our debt instruments could limit our ability to undertake certain types of transactions and adversely affect our liquidity. Our Credit Facility and the indenture governing our 2024 Senior Notes contain a number of restrictive covenants that impose operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including, among others, restrictions on our ability to incur indebtedness, grant liens to secure indebtedness, engage in sale and leaseback transactions and merge or consolidate or sell all or substantially all of our assets.

In addition, restrictive covenants in our Credit Facility require us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we may be unable to meet them.

A breach of the covenants or restrictions under our Credit Facility or under the indenture governing the 2024 Senior Notes could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt. A payment default or an acceleration following an event of default under our Credit Facility or our indenture for our 2024 Senior Notes could trigger an event of default under the other indebtedness obligation, as well as any other debt to which a cross-acceleration or cross-default provision applies, which could result in the principal of and the accrued and unpaid interest on all such debt becoming due and payable. In addition, an event of default under our Credit Facility could permit the lenders under our Credit Facility to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay any amounts due and payable under our Credit Facility, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders or noteholders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness.

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

Our defined benefit plan funding requirements or plan settlement expense could impact our financial results and cash flow. We have several pension plans in the U.S. and Canada, covering many of the Company’s employees. Benefit accruals under our defined benefit pension plan in the U.S. were frozen as of January 1, 2010. Significant changes in interest rates, decreases in the fair value of plan assets, and timing and amount of benefit payments could affect the funded status of our plans and could increase future funding requirements of the plans. A significant increase in future funding requirements could have a negative impact on our financial position, results of operations, and cash flows. These plans allow eligible retiring employees to receive lump-sum distributions of benefits earned. Under applicable accounting rules, if annual lump sum distributions exceed an actuarially determined threshold of the total of the annual service and interest costs, we would be required to recognize, in the current period of operations, a settlement expense of a portion of the unrecognized actuarial loss, which could have a negative impact on our results of operations.

In addition to the risks discussed above, we are subject to a variety of other risks as a publicly traded U.S. manufacturing company. As a publicly-traded U.S. manufacturing company, we are subject to a variety of other risks, each of which could adversely affect our financial position, results of operations or cash flows, or the price of our common stock. These risks include but are not limited to:

•	the effects of global economic uncertainty or recession, including the impact of the COVID-19 pandemic and the responses of governmental authorities thereto;

•	the ability to attract and retain key management and other personnel and develop effective succession plans;

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 6, 2020, LP’s Board of Directors authorized LP to repurchase up to $200 million of LP’s common stock. LP may initiate, discontinue or resume purchases of its common stock under this authorization in the open market, in privately negotiated transactions or otherwise at any time or from time to time without prior notice. As of May 6, 2020, no purchases have occurred under this authorization.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

10.1	Form of 2020 Performance Shares Award Agreement under the 2013 Omnibus Stock Award Plan.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certifications pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

LOUISIANA-PACIFIC CORPORATION

Date:	May 6, 2020	BY:	/S/ W. BRADLEY SOUTHERN
W. Bradley Southern
Chief Executive Officer

Date:	May 6, 2020	BY:	/S/ ALAN J.M. HAUGHIE
Alan J.M. Haughie
Executive Vice President and
Chief Financial Officer