Form 10-Q
period 2020-06-30
LOUISIANA-PACIFIC CORP
filed 2020-08-06
CIK 60519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2020
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 112,306,685 shares of Common Stock, $1 par value, outstanding as of July 30, 2020. Except as otherwise specified and unless the context otherwise requires, references to "LP", the “Company”, “we”, “us”, and “our” refer to Louisiana-Pacific Corporation and its subsidiaries.

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

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following:

•
impacts from public health issues (including global pandemics, such as the COVID-19 pandemic and resulting quarantines) on the economy, demand for our products or our operations, including the responses of governmental authorities to contain such public health issues;

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

•
unplanned interruptions to our manufacturing operations, such as explosions, fires, inclement weather, natural disasters, accidents, equipment failures, labor disruptions, transportation interruptions, supply interruptions, public health issues (including pandemics and quarantines), riots, civil insurrection or social unrest, looting, protests, strikes and street demonstrations;

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Condensed Consolidated Statements of Income
Dollar amounts in millions, except per share amounts
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	$548	$588	$1,133	$1,170
Cost of sales	(431)	(510)	(908)	(1,011)
Gross profit	117	78	225	159
Selling, general, and administrative expenses	(50)	(58)	(105)	(114)
Loss on impairment	(8)	—	(15)	(1)
Other operating credits and charges, net	(6)	3	(8)	1
Income from operations	53	23	97	45
Interest expense	(6)	(4)	(12)	(8)
Investment income	4	2	3	7
Other non-operating items	(1)	(2)	4	9
Income before income taxes	50	19	92	52
Provision for income taxes	(19)	(3)	(28)	(11)
Net income	$31	$16	$64	$42
Net loss attributed to noncontrolling interest	2	2	2	2
Net income attributed to LP	$33	$17	$66	$44

Basic net income per share of common stock:
Net income per share - basic	$0.29	$0.14	$0.59	$0.34
Diluted net income per share of common stock:
Net income per share - diluted	$0.29	$0.14	$0.58	$0.34

Average shares of common stock used to compute net income per share:
Basic	112	123	112	127
Diluted	113	124	113	128
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income
Dollar amounts in millions
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$31	$16	$64	$42
Other comprehensive income, net of tax
Foreign currency translation adjustments	2	1	(21)	3
Unrealized gains on securities, net of reversals	(3)	—	(3)	(1)
Amortization of pension and post-retirement prior service costs and net loss	1	1	2	2
Other comprehensive income (loss), net of tax	—	2	(22)	4
Comprehensive income	31	17	42	46
Comprehensive income associated with noncontrolling interest	2	2	2	2
Comprehensive income attributed to LP	$33	$19	$44	$48
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets
Dollar amounts in millions
(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$259	$181
Receivables, net of allowance for doubtful accounts of $2 million and $1 million at June 30, 2020, and December 31, 2019, respectively	175	164
Inventories	240	265
Prepaid expenses and other current assets	15	9
Total current assets	689	619

Timber and timberlands	55	63
Property, plant, and equipment, net	912	965
Operating lease assets	42	44
Goodwill and other intangible assets	48	53
Investments in and advances to affiliates	11	10
Restricted cash	—	14
Other assets	50	67
Total assets	$1,807	$1,835
LIABILITIES AND EQUITY
Accounts payable and accrued liabilities	204	242
Income tax payable	13	—
Other current liabilities	2	2
Total current liabilities	219	244

Long-term debt	348	348
Deferred income taxes	71	73
Non-current operating lease liabilities	33	36
Other long-term liabilities	125	133
Total liabilities	796	834

Redeemable noncontrolling interest	11	10

Stockholders’ equity:
Common stock, $1 par value, 200,000,000 shares authorized; 129,665,899 and 112,259,769 shares issued and outstanding, respectively, as of June 30, 2020; and 129,665,899 and 111,945,021 shares issued and outstanding, respectively, as of December 31, 2019	130	130
Additional paid-in capital	446	454
Retained earnings	999	966
Treasury stock, 17,406,130 shares and 17,720,878 shares, at cost as of June 30, 2020, and December 31, 2019, respectively	(400)	(406)
Accumulated comprehensive loss	(175)	(153)
Total stockholders’ equity	1,000	991
Total liabilities and stockholders’ equity	$1,807	$1,835
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows
Dollar amounts in millions
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31	$16	$64	$42
Adjustments to net income:
Depreciation and amortization	28	29	56	60
Loss on impairment	8	—	15	1
Gain on acquisition	—	—	—	(14)
Deferred taxes	5	(5)	1	(11)
Other adjustments, net	15	—	10	5
Changes in assets and liabilities (net of acquisitions and divestitures):
Receivables	4	(6)	(27)	(41)
Prepaid expenses and other current assets	(4)	(3)	(5)	(3)
Inventories	38	19	2	(17)
Accounts payable and accrued liabilities	(6)	(2)	(22)	(17)
Income taxes payable, net of receivables	10	4	26	(5)
Net cash provided by operating activities	129	54	120	—
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant, and equipment additions	(15)	(38)	(39)	(81)
Proceeds from business divestiture	14	—	14	—
Redemption of insurance cash surrender value	10	—	10	—
Cash (used) acquired in acquisition	—	(7)	—	33
Other investing activities	3	—	3	—
Net cash provided by (used in) investing activities	12	(45)	(12)	(50)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(350)	(3)	(350)	(3)
Borrowing of long-term debt	—	—	350	—
Payment of cash dividends	(17)	(17)	(33)	(33)
Purchase of stock	—	—	—	(438)
Other financing activities	(1)	(3)	(6)	(7)
Net cash used in financing activities	(368)	(22)	(39)	(481)
EFFECT OF EXCHANGE RATE ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(2)	1	(5)	1
Net (decrease) increase in cash, cash equivalents and restricted cash	(229)	(13)	64	(530)
Cash, cash equivalents, and restricted cash at beginning of period	488	375	195	892
Cash, cash equivalents, and restricted cash at end of period	$259	$362	$259	$362

Supplemental cash flow information:
Cash paid for income taxes, net of cash received	$—	$7	$29	$28
Cash paid for interest, net of cash received	$2	$—	$12	$5
Unpaid capital expenditures	$11	$15	$11	$15

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Stockholders' Equity
Dollar and share amounts in millions, except per share amounts
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2019	130	$130	18	$(406)	$454	$966	$(153)	$991
Net income attributed to LP	—	—	—	—	—	33	—	33
Dividends paid ($0.145 per share)	—	—	—	—	—	(16)	—	(16)
Issuance of shares under stock plans	—	—	—	8	(8)	—	—	—
Taxes paid related to net settlement of stock-based awards	—	—	—	(4)	—	—	—	(4)
Compensation expense associated with stock-based compensation	—	—	—	—	2	—	—	2
Other comprehensive loss	—	—	—	—	—	—	(22)	(22)
Balance, March 31, 2020	130	$130	18	$(402)	$448	$983	$(175)	$984
Net income attributed to LP	—	—	—	—	—	33	—	33
Dividends paid ($0.145 per share)	—	—	—	—	—	(17)	—	(17)
Issuance of shares under stock plans	—	—	(1)	2	(1)	—	—	1
Compensation expense associated with stock-based compensation	—	—	—	—	1	—	—	1
Noncontrolling interest redemption value adjustment	—	—	—	—	(2)	—	—	(2)
Other comprehensive loss	—	—	—	—	—	—	—	—
Balance, June 30, 2020	130	$130	17	$(400)	$446	$999	$(175)	$1,000

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2018	153	$153	16	$(378)	$458	$1,613	$(146)	$1,700
Net income attributed to LP	—	—	—	—	—	27	—	27
Dividends paid ($0.135 per share)	—	—	—	—	—	(17)	—	(17)
Issuance of shares under stock plans	—	—	—	8	(8)	—	—	—
Taxes paid related to net settlement of stock-based awards	—	—	—	(4)	—	—	—	(4)
Purchase of stock	(12)	(12)	2	(38)	(80)	(308)	—	(438)
Compensation expense associated with stock-based compensation	—	—	—	—	2	—	—	2
Other comprehensive loss	—	—	—	—	—	—	2	2
Balance, March 31, 2019	141	$141	18	$(412)	$373	$1,314	$(144)	$1,273
Net income attributed to LP	—	—	—	—	—	$17	—	$17
Dividends paid ($0.135 per share)	—	—	—	—	—	(17)	—	(17)
Issuance of shares under stock plans	—	—	—	2	(1)	—	—	1
Compensation expense associated with stock-based compensation	—	—	—	—	2	—	—	2
Other comprehensive income	—	—	—	—	—	—	2	2
Balance, June 30, 2019	141	$141	18	$(410)	$374	$1,315	$(143)	$1,278
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

COVID-19 Impact

In March 2020, the World Health Organization (WHO) characterized the outbreak of COVID-19 as a global pandemic. In response to this declaration and the rapid global spread of COVID-19, national, state, and local governments have taken extraordinary, wide-ranging actions to contain the outbreak and spread of COVID-19, including quarantines, "stay-at-home" orders and similar mandates imposing varying degrees of restrictions on social and commercial activity to promote social distancing. We are continuing to follow national, state, and local guidelines, while also continuing to provide our products to support critical infrastructure needs.

The pandemic and the resulting containment did not materially impact our results for the three and six months ended June 30, 2020. We initially reduced mill operating schedules to balance production and demand but have resumed full operating schedules as of June 30, 2020. However, the duration of the COVID-19 pandemic, the actions to contain the pandemic and mitigate its impacts, and the effects on our operations cannot be reasonably estimated. Therefore, the related financial impact on our business cannot be reasonably estimated.

In March 2020, we borrowed $350 million under our revolving credit facility dated as of June 27, 2019 (the “Credit Facility”) with American AgCredit, PCA, as administrative agent and CoBank, ACB, as a letter of credit issuer, as a precautionary measure, to ensure funds are available to meet our obligations for a substantial period of time in response to the COVID-19 pandemic. On May 1, 2020, we entered into an amendment to our the Credit Facility to provide a total capacity of $550 million and on May 27, 2020, we entered into a second amendment to the Credit Facility (as amended, the “Amended Credit Facility”), which modified certain representations and warranties included in the Credit Facility, related to the impacts of the ongoing COVID-19 pandemic on the Company’s business, operations or financial conditions as more particularly set forth in the second amendment. We repaid the $350 million borrowed under our Amended Credit Facility in June 2020 and there were no outstanding amounts borrowed on this Amended Credit Facility as of June 30, 2020.

As of June 30, 2020, we had $259 million of cash and cash equivalents. Additionally, in response to the current business environment as impacted by COVID-19, we continue to take precautionary measures and adjust our operational needs, including a significant reduction in capital spending.

As a result of the economic and business impact of COVID-19, we may be required to revise certain accounting estimates and judgments such as, but not limited to, those related to the valuation of goodwill, intangibles, long-lived assets, accounts receivable, and inventory, which could have a material adverse effect on our financial position and results of operations.

Recently Adopted Accounting Policies

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). This ASU sets forth a "current expected credit loss" (CECL) model, which requires the measurement of all expected credit losses for financial instruments or other assets (e.g., trade receivables), held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. The Company adopted ASU 2016-13 on January 1, 2020. This adoption did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350). The standard simplifies the accounting for goodwill impairments by eliminating step 2 from the goodwill impairment test. The Company adopted ASU 2017-14 on January 1, 2020. This adoption did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820). The standard amends ASC 820 to add and remove disclosure requirements related to fair value measurement. The Company adopted ASU 2018-13 on January 1, 2020. This adoption did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (Subtopic 350-40). The standard provides additional guidance on the accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. The Company adopted ASU 2018-15 on January 1, 2020, using the prospective transition method. This adoption did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Accounting Standards Issued But Not Yet Adopted

In August 2018, the FASB issued ASU 2018-14, Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans, which amends ASC 715 to add, remove, and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The amended guidance modifies the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans by removing and adding certain disclosures for these plans. The eliminated disclosures include (a) the amounts in accumulated other comprehensive income expected to be recognized in net periodic benefit costs over the next fiscal year, and (b) the effects of a one percentage point change in assumed health care cost trend rates on the net periodic benefit costs and the benefit obligation for post-retirement health care benefits. Additional disclosures include descriptions of significant gains and losses affecting the benefit obligation for the period. The amended guidance is effective for fiscal years ending after December 15, 2020. Early adoption is permitted. The adoption of this guidance will modify our disclosures but is not expected to have a material effect on our Consolidated Financial Statements.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). This ASU simplifies the accounting for income taxes by, among other things, eliminating certain existing exceptions related to the general approach in ASC 740 relating to franchise taxes, reducing complexity in the interim-period accounting for year-to-date loss limitations and changes in tax laws, and clarifying the accounting for transactions outside of business combination that result in a step-up in the tax basis of goodwill. The transition requirements are primarily prospective, and the effective date is for interim and annual reporting periods beginning after December 15, 2020, with early adoption permitted. We are currently evaluating the impact of the new guidance on our Condensed Consolidated Financial Statements.

NOTE 2. REVENUE

The following table presents our reportable segment revenues, disaggregated by revenue source. We disaggregate revenue from contracts with customers into major product lines. We have determined that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. During the six months ended June 30, 2020, LP CanExel® prefinished siding was reclassified from Siding to Other, reflecting changes in organizational structure and, accordingly, the information that the chief operating decision maker uses to evaluate performance and allocate resources to our business segments. All prior periods presented have been adjusted for comparability.

As noted in the segment reporting information in Note 18 below, our reportable segments are Siding, Oriented Strand Board (OSB), Engineered Wood Products (EWP), and South America.

Three Months Ended June 30, 2020
By product type and family:	Siding	OSB	EWP	South America	Other	Inter-segment	Total
Value-add
SmartSide® strand siding	$207	$—	$—	$5	$—	$—	$212
SmartSide® fiber siding	11	—	—	—	—	—	11
CanExel® siding	—	—	—	—	3	—	3
OSB - Structural Solutions	—	95	1	32	—	—	128
LVL	—	—	30	—	—	—	30
LSL	—	—	9	—	—	—	9
I-Joist	—	—	32	—	—	—	32
	218	95	72	37	3	—	425
Commodity
OSB - commodity	—	108	—	—	—	—	108
Plywood	—	—	3	—	—	—	3
	—	108	3	—	—	—	111
Other
Other products	2	1	4	1	4	—	12
	$220	$204	$79	$38	$7	$—	$548

Six Months Ended June 30, 2020
By product type and family:	Siding	OSB	EWP	South America	Other	Inter-segment	Total
Value-add
SmartSide® strand siding	$398	$—	$—	$8	$—	$—	$406
SmartSide® fiber siding	30	—	—	—	—	—	30
CanExel® siding	—	—	—	—	14	—	14
OSB - Structural Solutions	—	198	2	64	—	—	264
LVL	—	—	66	—	—	—	66
LSL	—	—	21	—	—	—	21
I-Joist	—	—	69	—	—	—	69
	428	198	158	72	14	—	870
Commodity
OSB - commodity	—	221	—	—	—	—	221
Plywood	—	—	9	—	—	—	9
	—	221	9	—	—	—	230
Other
Other products	4	5	11	2	11	—	33
	$432	$424	$178	$74	$25	$—	$1,133

Three Months Ended June 30, 2019
By product type and family:	Siding	OSB	EWP	South America	Other	Inter-segment	Total
Value-add
SmartSide® strand siding	$200	$—	$—	$4	$—	$—	$204
SmartSide® fiber siding	25	—	—	—	—	—	25
CanExel® siding	—	—	—	—	7	—	7
OSB - Structural Solutions	—	100	2	35	—	—	138
LVL	—	—	40	—	—	—	40
LSL	—	—	14	—	—	—	14
I-Joist	—	—	38	—	—	—	38
	225	100	95	39	7	—	466
Commodity
OSB - commodity	5	97	1	—	—	(3)	100
Plywood	—	—	6	—	—	—	6
	5	97	7	—	—	(3)	107

Other
Other products	1	1	5	1	7	—	15
	$231	$199	$107	$40	$14	$(3)	$588

Six Months Ended June 30, 2019
By product type and family:	Siding	OSB	EWP	South America	Other	Inter-segment	Total
Value-add
SmartSide® strand siding	$387	$—	$—	$10	$—	$—	$397
SmartSide® fiber siding	51	—	—	—	—	—	51
CanExel® siding	—	—	—	—	24	—	24
OSB - Structural Solutions	—	199	4	73	—	—	276
LVL	—	—	71	—	—	—	71
LSL	—	—	28	—	—	(1)	28
I-Joist	—	—	64	—	—	—	64
	438	199	167	83	24	(1)	910
Commodity
OSB - commodity	8	204	3	—	—	(3)	212
Plywood	—	—	12	—	—	—	12
	8	204	15	—	—	(3)	225

Other
Other products	5	4	15	2	11	—	35
	$450	$407	$197	$85	$35	$(4)	$1,170
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

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income attributed to LP
Weighted average common shares outstanding - basic	112	123	112	127
Dilutive effect of employee stock plans	1	1	1	1
Shares used for diluted earnings per share	113	124	113	128
Earnings per share:
Basic earnings	$0.29	$0.14	$0.59	$0.34
Diluted earnings	$0.29	$0.14	$0.58	$0.34

NOTE 4. FAIR VALUE MEASUREMENTS

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. We are required to classify these financial assets and liabilities into two groups: (i) recurring—measured on a periodic basis and (ii) non-recurring—measured on an as-needed basis.

During the three and six months ended June 30, 2020, we sold our auction rate securities (ARS) and recognized a $3 million gain on available for sale securities, which is included in investment income in the Condensed Consolidated Statements of Income. Available for sale securities were $5 million as of December 31, 2019.

Trading securities consist of rabbi trust financial assets, which are recorded in other assets in our Condensed Consolidated Balance Sheets. The assets of the rabbi trust are invested in mutual funds and are reported at fair value based on active market quotations, which represent Level 1 inputs. The assets of the rabbi trust were $4 million at June 30, 2020, and December 31, 2019.

We estimated our 4.875% Senior Notes due in 2024 (2024 Senior Notes) to have a fair value of $356 million as of June 30, 2020, based upon market quotations. Our 2024 Senior Notes and other long-term debt were categorized as Level 1 in the U.S. GAAP fair value hierarchy. Fair values were based on trading activity among the Company’s lenders and the average bid and ask price as determined using published rates.

There were no outstanding amounts borrowed under our Amended Credit Facility as of June 30, 2020.

Carrying amounts reported on the balance sheet for cash and cash equivalents, accounts receivables, and accounts payable approximate fair value due to the short-term maturity of these items. During the three and six months ended June 30, 2020, and 2019, no adjustments were recognized associated with the fair value of these assets.

NOTE 5. RECEIVABLES

Receivables consisted of the following:

	June 30, 2020	December 31, 2019
Trade receivables	$134	$111
Income tax receivable	22	35
Other receivables	21	19
Allowance for doubtful accounts	(2)	(1)
Total	$175	$164

Trade receivables are primarily generated by sales of our products to our wholesale and retail customers. Other receivables as of June 30, 2020, and December 31, 2019, primarily consist of sales tax receivables, vendor rebates, a receivable associated with an affiliate, and other miscellaneous receivables.

NOTE 6. INVENTORIES

Inventories are valued at the lower of cost or net realizable value. Inventory cost includes materials, labor, and operating overhead. The major types of inventories are as follows (work in process is not material and is included in Semi-finished inventory below):

	June 30, 2020	December 31, 2019
Logs	$44	$47
Other raw materials	32	32
Semi-finished inventory	20	26
Finished products	144	160
Total	$240	$265

NOTE 7. DIVESTITURES

In February 2020, the Company entered into a joint agreement with Maibec, Inc. (Maibec) to sell LP’s East River facility located in Nova Scotia, Canada, as well as the assets and brand rights for CanExel®, the fiber-based prefinished siding product manufactured at that facility. In June 2020, we completed the sale to Maibec for a total purchase price of $16 million, $14 million of which was paid in cash at closing and $2 million of which is payable under a promissory note due in three equal annual installments beginning in June 2021. The current portion is included in prepaid and other current assets and the long-term portion is included in other assets within the Condensed Consolidated Balance Sheet. We recognized a gain on sale of $2 million for the three month period ended June 30, 2020, within other operating credits and charges, net in the Condensed Consolidated Statements of Income.

The total net carrying value of assets related to the East River facility and CanExel® at the date of sale was $14 million, consisting primarily of $10 million and $5 million of inventories and property, plant, and equipment, respectively.

The Condensed Consolidated Statements of Income for the three and six months ended June 30, 2020, include net sales of $3 million and $14 million, respectively, related to the divested East River facility and assets and brand rights for CanExel®. The Condensed Consolidated Statements of Income for three and six months ended June 30, 2019, include net sales of $7 million and $24 million, respectively, related to the East River facility.

NOTE 8. GOODWILL AND OTHER INTANGIBLES

Goodwill and indefinite-lived intangible assets are not amortized and are subject to assessment for impairment by applying a fair value based test on an annual basis or more frequently if circumstances indicate a potential impairment. The Company’s annual assessment date is October 1.

During the three months ended June 30, 2020, we performed an interim evaluation of impairment on the goodwill associated with our off-site construction operation Entekra Holdings, LLC (Entekra) due in part to the impacts of the COVID-19 pandemic on this reporting unit. As a result, we recognized a non-cash impairment charge of $5 million for the three and six month periods ended June 30, 2020, within loss on impairment in the Condensed Consolidated Statements of Income. We applied a discounted cash flow model in which cash flows are projected using internal forecasts over future periods, plus a terminal value, and were discounted to present value using a risk-adjusted rate of return. The cash flow forecasts included estimates of growth rates based on our current views of the long-term outlook of the reporting unit and may materially differ from actual results. The discount rate assumptions were based on an assessment of the risk inherent in the future cash flows of each reporting unit using industry, peer group, and company-specific information.

Changes in goodwill and other intangible assets as of June 30, 2020, are provided in the following table:

	Timber licenses[1]	Goodwill	Developed Technology	Trademark
Beginning balance December 31, 2019	$38	$30	$20	$3
Acquisition	—	—	—	—
Impairment charge		(5)
Amortization	(2)	—	—	—
Ending balance June 30, 2020	$36	$25	$20	$3

1Timber licenses are included in Timber and Timberlands on the Condensed Consolidated Balance Sheets.

NOTE 9. REDEEMABLE NONCONTROLLING INTEREST

Redeemable noncontrolling interest is interest in subsidiaries that is redeemable outside of our control either for cash or other assets. These interests are classified as mezzanine equity and measured at the greater of estimated redemption value or carrying value at the end of each reporting period. Net loss attributed to noncontrolling interest is recorded in the Condensed Consolidated Statements of Income. Any adjustments to the redemption value of redeemable noncontrolling interest are recognized in either net income or through accumulated paid-in capital, depending on the nature of the underlying security (preferred or common units).

The components of redeemable noncontrolling interest are as follows:

Dollar amounts in millions
Beginning balance December 31, 2019	$10
Purchase of redeemable common and preferred stock	—
Adjustment to redemption value (through accumulated paid in capital)	2
Net loss attributable to noncontrolling interest	(1)
Impairment charge attributed to noncontrolling interest	(1)
Ending balance June 30, 2020	11

NOTE 10. LONG TERM DEBT

The following table summarizes our outstanding debt:

	June 30, 2020	December 31, 2019
2024 Senior Notes	$350	$350
Amended Credit Facility	—	—
Financing leases	1	1
Unamortized debt costs	(3)	(3)
Total	348	348
Less: current portion	—	—
Long-term portion	$348	$348

The Amended Credit Facility which provides for revolving credit facilities in the aggregate principal amount of up to $550 million, with a $60 million sub-limit for letters of credit. The initial $350 million revolving facility provided pursuant to the Credit Facility (Revolving A Loan) terminates, and all loans made thereunder become due on June 27, 2024. The incremental $200 million revolving facility provided pursuant to the Amended Credit Facility in May 2020 (Revolving B Loan) terminates, and all loans made thereunder become due on May 1, 2023. Certain of LP’s existing and future wholly-owned domestic subsidiaries may guaranty our obligations under the Amended Credit Facility and, subject to certain limited exceptions, provide security through a lien on substantially all the personal property of these subsidiaries. In March 2020, we borrowed $350 million under the Amended Credit Facility and repaid the entire amount in June 2020.

Revolving borrowings under the Amended Credit Facility accrue interest, at our option, at either a “base rate” plus a margin of 0.875% to 2.000% for Revolving A Loans and 1.125% to 2.250% for Revolving B Loans or LIBOR plus a margin of 1.875% to 3.000% for Revolving A Loans and 2.125% to 3.250% for Revolving B Loans. The Amended Credit Facility also includes an unused commitment fee, due quarterly, ranging from 0.3% to 0.6% for both Revolving A Loans and Revolving B Loans. The applicable margins and fees within these ranges are based on our ratio of consolidated EBITDA to cash interest charges. The “base rate” is the highest of (i) the Federal funds rate plus 0.5%, (ii) the U.S. prime rate, and (iii) one-month LIBOR plus 1.0%.

The Amended Credit Facility contains various restrictive covenants and customary events of default, the occurrence of which could result in the acceleration of our obligation to repay the indebtedness outstanding thereunder. The Amended Credit Facility also contains financial covenants that require us and our consolidated subsidiaries to have, as of the end of each quarter, (i) a capitalization ratio (i.e., funded debt less unrestricted cash to total capitalization) of no more than 57.5% and (ii) a minimum consolidated net worth of at least $475 million plus 70% of consolidated net income after December 31, 2019, without a deduction for net losses.

On May 27, 2020, we entered into the second amendment to the Credit Facility, which modified certain provisions to disregard, for purposes of the Company’s representations and warranties included in the Amended Credit Facility, the impacts of the ongoing COVID-19 pandemic on the Company’s business, operations or financial conditions that were disclosed to lenders or otherwise publicly available in the Company’s filings with the Securities and Exchange Commission prior to the First Amendment Effective Date (as defined in the Amended Credit Facility).

In September 2016, we issued $350 million aggregate principal amount of the 2024 Senior Notes, which mature on September 15, 2024. We may, at our option on one or more occasions, redeem all or any portion of these notes at the redemption prices set forth in the indenture governing the 2024 Senior Notes, plus accrued and unpaid interest, if any, to, but not including, the date of redemption. The indenture governing the 2024 Senior Notes contains certain covenants that, among other things, limit our ability to grant liens to secure indebtedness, engage in sale and leaseback transactions and merge or consolidate or sell all or substantially all our assets. If we are subject to a "change of control," as defined in the indenture, we are required to offer to repurchase the 2024 Senior Notes at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, thereon to, but not including, the date of purchase. The indenture governing the 2024 Senior Notes contains customary events of default, including failure to make required payments on the 2024 Senior Notes, failure to comply with certain agreements or covenants contained in the indenture, failure to pay or acceleration of certain other indebtedness and certain events of bankruptcy and insolvency. An event of default in the indenture allows either the indenture trustee or the holders of at least 25% in aggregate principal amount of the then-outstanding 2024 Senior Notes to accelerate, or in certain cases, automatically causes the acceleration of, the amounts due under the 2024 Senior Notes.

On March 17, 2020, LP entered into a letter of credit facility agreement (Letter of Credit Facility) with Bank of America, N.A., which provides for the funding of letters of credit up to an aggregate outstanding amount of $20 million, which may be secured by certain cash collateral of LP. The Letter of Credit Facility includes an unused commitment fee, due quarterly, ranging from 0.50% to 1.875% of the daily available amount to be drawn on each letter of credit issued under the Letter of Credit Facility. The Letter of Credit Facility is subject to similar affirmative, negative, and financial covenants as those set forth in the Amended Credit Facility, including capitalization ratio and minimum net worth covenants.

As of June 30, 2020, we were in compliance with all financial covenants under the Amended Credit Facility.

NOTE 11. INCOME TAXES

For interim periods, we recognize income tax expense by applying the estimated annual effective income tax rate to year-to-date results unless this method does not result in a reliable estimate of year-to-date income tax expense. Each period, the income tax accrual is adjusted to the latest estimate, and the difference from the previously accrued year-to-date balance is adjusted to the current quarter. Changes in profitability estimates in various jurisdictions will impact our quarterly effective income tax rates.

The tax provision for income taxes for the first six months of 2020 reflected an estimated annual tax rate of 26%, compared with 24% for the first six months of 2019. The effective tax rate, including discrete items, for the three and six months ended June 30, 2020 were 37% and 30%, respectively, compared to 16% and 20% for the comparable periods in 2019. The 2020 increase in the total effective tax rate was primarily due to the effect of discrete items discussed below.

We recognized a discrete tax expense of $5 million during the six months ended June 30, 2020 related to the surrender of a corporate-owned life insurance contract and a sale of ARS. In addition, a net discrete tax benefit of $2 million and $3 million was recognized in the six months ended June 30, 2020 and 2019, respectively, principally related to excess tax benefits from stock-based compensation.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted into law and provided for changes to the U.S. tax code that impact businesses. As of June 30, 2020, we have made a reasonable estimate of the effects on our U.S. current and deferred tax balances.

NOTE 12. COMMITMENTS AND CONTINGENCIES

We maintain reserves for various contingent liabilities as follows:

	June 30, 2020	December 31, 2019
Environmental reserves	$9	$10
Other reserves	—	—
Total contingencies	9	10
Current portion (included in other current liabilities)	(2)	(2)
Long-term portion (included in other long-term liabilities)	$7	$8

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

NOTE 13. IMPAIRMENT OF LONG-LIVED ASSETS

We review the carrying values of our long-lived assets for potential impairments and believe we have adequate support for the carrying value of our long-lived assets. If demand and pricing for our products continue at levels significantly below cycle average demand and pricing, or should we decide to invest capital in alternative projects, or should changes occur related to our wood supply for our mills, it is possible that future impairment charges will be required. As of June 30, 2020, we believe the current impacts of the COVID-19 pandemic did not warrant an impairment of our long-lived assets. However, future changes in the long-term effects of the COVID-19 pandemic on the demand and pricing of our products may result in future impairment charges, including curtailed facilities.

We also review from time to time potential dispositions of various assets, considering current and anticipated economic and industry conditions, our strategic plan, and other relevant factors. Because a determination to dispose of particular assets can require management to make assumptions regarding the transaction structure of the disposition and to estimate the net sales proceeds, which may be less than previous estimates of undiscounted future net cash flows, we may be required to record impairment charges in connection with decisions to dispose of assets.

During the three and six months ended June 30, 2020, we recorded $4 million and $9 million, respectively, in pre-tax impairment charges related to our fiber producing assets at a Siding facility. These impairment charges reflect the announced, accelerated conversion of this facility from fiber production to pre-finishing in February 2020.

NOTE 14. PRODUCT WARRANTIES

We offer warranties on the sale of most of our products and record an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The activity in warranty reserves for the three and six months ended June 30, 2020, and 2019, is summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Beginning balance	$8	$13	$8	$14
Accrued to expense	—	1	1	1
Reduced to other operating credits and charges	—	(4)	—	(4)
Payments made	—	—	(1)	(1)
Total warranty reserves	8	9	8	9
Current portion of warranty reserves (included in other current liabilities)	(2)	(2)	(2)	(2)
Long-term portion of warranty reserves (included in other long-term liabilities)	$6	$7	$6	$7

We continue to monitor warranty and other claims associated with these products and believe as of June 30, 2020, that the warranty reserve balances associated with these matters are adequate to cover future warranty payments. However, it is possible that additional changes may be required in the future.

NOTE 15. DEFINED BENEFIT PENSION PLANS

The following table summarizes our net periodic pension cost for our defined benefit pension and postretirement plans during the three and six months ended June 30, 2020, and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Service cost	$1	$1	$1	$2
Other components of net periodic pension cost[1]:
Interest cost	3	3	5	6
Expected return on plan assets	(4)	(4)	(7)	(7)
Amortization of prior service cost	—	—	—	—
Amortization of net loss	1	1	3	2
Net periodic pension cost	$1	$2	$2	$3
1Other components of net periodic pension cost are included in other non-operating items on our Condensed Consolidated Statements of Income.

NOTE 16. ACCUMULATED COMPREHENSIVE INCOME (LOSS)

Other comprehensive income activity, net of tax, is provided in the following table for the three and six months ended June 30, 2020, and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Pension[1]
Balance at beginning of period	$(88)	$(91)	$(89)	$(93)
Amounts reclassified from accumulated other comprehensive loss to income [2]	1	1	2	2
Total other comprehensive income	1	1	2	2
Balance at end of period	(87)	(91)	(87)	(91)
Translation Adjustments
Balance at beginning of period	(90)	(55)	(67)	(57)
Translation adjustments	2	1	(21)	3
Balance at end of period	(88)	(54)	(88)	(54)
Other
Balance at beginning of period	3	3	3	3
Other comprehensive loss before reclassifications	—	—	—	(1)
Unrealized gains on securities, net of reversals	(3)	—	(3)	—
Total other comprehensive loss	(3)	—	(3)	(1)
Balance at end of period	—	3	—	3
Accumulated other comprehensive loss, end of period	$(175)	$(143)	$(175)	$(143)

1 Amounts are presented net of tax
2 Amounts of actuarial loss and prior service cost are components of net periodic benefit cost.

NOTE 17. OTHER OPERATING AND NON-OPERATING INCOME

Other operating credit and charges, net

During the three months ended June 30, 2020, we recognized charges of $10 million related to the discontinuance of our fiber product (primarily related to fiber inventory adjustments to net realizable values). We recognized severance and other charges of $2 million and $4 million for the three and six months ended June 30, 2020, respectively, related to certain reorganizations and product-line discontinuance. Additionally, we recognized $4 million of Canadian wage subsidies during the three and six months ended June 30, 2020.

During the three months ended June 30, 2019, we reduced our product-related warranty reserves by $4 million and recorded a gain of $1 million in insurance recoveries associated with property damage from prior years. Additionally, we recorded a charge of $1 million and $3 million for the three and six months ended June 30, 2019, respectively, related to severance associated with certain reorganizations within the corporate office and severance and other charges associated with planned curtailments.

Non-operating income

Non-operating income is comprised of the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Interest expense	$(6)	$(5)	$(11)	$(9)
Amortization of debt charges	—	(1)	(1)	(1)
Capitalized interest, net of reversals	—	1	—	2
Interest expense	(6)	(4)	(12)	(8)

Interest income	1	2	1	6
Gain on sale of auction rate securities	3	—	3	—
SERP market adjustments	—	—	(1)	1
Investment income	4	2	3	7

Net periodic pension cost, excluding service cost	—	(1)	(1)	(1)
Gain on acquisition of controlling interest	—	—	—	14
Foreign currency gain (loss)	(1)	(1)	5	(4)
Other non-operating items	$(1)	$(2)	$4	$9

NOTE 18. SELECTED SEGMENT DATA

We operate in four segments: Siding, OSB, EWP, and South America. Our business units have been aggregated into these four segments based upon the similarity of economic characteristics, customers, and distribution methods. Our results of operations are summarized below for each of these segments separately as well as for the “other” category, which comprises other products that are not individually significant. Our LP CanExel® prefinished siding was reclassified from Siding to Other during the six months ended June 30, 2020, reflecting changes in organizational structure and, accordingly, the information that the chief operating decision maker uses to evaluate performances and allocate resources to the segments. All prior periods presented have been adjusted for comparability.

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

Information about our product segments is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net sales
Siding	$220	$231	$432	$450
OSB	204	199	424	407
EWP	79	107	178	197
South America	38	40	74	85
Other	7	14	25	35
Intersegment sales	—	(3)	—	(4)
Total sales	$548	$588	$1,133	$1,170
PROFIT BY SEGMENT
Net income	$31	$16	$64	$42
Add (deduct):
Net loss attributed to noncontrolling interest	2	2	2	2
Income attributed to LP	33	17	66	44
Provision for income taxes	19	3	28	11
Depreciation and amortization	28	29	56	60
Stock-based compensation expense	1	3	3	5
Loss on impairment attributed to LP	7	—	14	1
Other operating credits and charges, net	(4)	(3)	(2)	(1)
Product-line discontinuance charges	10	—	10	—
Interest expense	6	4	12	8
Investment income	(4)	(2)	(3)	(7)
Other non-operating items	1	2	(4)	(9)
Adjusted EBITDA	$97	$53	$180	$111

Siding	51	45	93	84
OSB	46	(3)	81	5
EWP	3	10	12	17
South America	11	9	18	19
Other	(5)	(1)	(8)	—
Corporate	(9)	(7)	(16)	(14)
Adjusted EBITDA	97	53	180	111

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Condensed Consolidated Financial Statements and related Notes and other financial information appearing elsewhere in this quarterly report on Form 10-Q. The following discussion includes statements that are forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to our management.

Recent Developments

In March 2020, the WHO characterized the outbreak of COVID-19 as a global pandemic. In response to this declaration and the rapid global spread of COVID-19, national, state, and local governments have taken extraordinary, wide-ranging actions to contain the outbreak and spread of COVID-19, including quarantines, "stay-at-home" orders and similar mandates imposing varying degrees of restrictions on social and commercial activity to promote social distancing. Although many of the restrictions have eased across the country, the pandemic has yet to show substantial signs of decline in the United States. Some areas are re-imposing closures and other restrictions due to increasing rates of COVID-19 cases. There are no reliable estimates of how long the pandemic will last, how many people are likely to be affected by it or the duration or types of restrictions that will be imposed. For that reason, we are unable to predict the long-term impact of the pandemic on our business at this time.

The pandemic and actions taken in response thereto did not materially impact our results for the three and six months ended June 30, 2020. However, the COVID-19 pandemic and actions taken in response thereto are continuing to have a significant adverse effect on many sectors of the economy and overall financial conditions in the United States. We are continuing to follow national, state, and local guidelines, while also continuing to provide our products to support critical infrastructure needs. We initially reduced mill operating schedules to balance production and demand but have resumed full operating schedules as of June 30, 2020. The duration of the COVID-19 pandemic, the actions to contain the pandemic and mitigate its impacts, and the effects on our operations cannot be reasonably estimated. Therefore, the related financial impact cannot be reasonably estimated at this time.

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

Demand for our Building Products

Demand for our products correlates positively with new home construction and repair and remodeling activity in North America, which historically have been characterized by significant cyclicality. The COVID-19 pandemic had a significant adverse impact on the new home construction and a favorable impact on repair and remodel activity during the second quarter of 2020.

The U.S. Department of Census reported on July 17, 2020, that actual single housing starts were 23%, 15%, and 2% lower in April, May and June 2020, respectively, as compared to the same periods in 2019. Repair and remodeling activity is difficult to reasonably measure, but many indications, including the substantial increase in LP’s retail sales, suggest that it grew significantly in the second quarter of 2020.

While we expect demand for new home construction and repair and remodel activity to continue to be impacted by the COVID-19 pandemic, the results of operations, cash flows, financial position, and the related financial impacts cannot be reasonably estimated at this time.

Supply and Demand for OSB

OSB is sold as a commodity for which sales prices fluctuate daily based on market factors over which we have little or no control. We cannot predict whether the prices of our OSB products will remain at current levels or increase or decrease in the future.

For additional factors affecting our results, refer to the Overview within our Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our 2019 Annual Report on Form 10-K, and to “About Forward-Looking Statements” and “Risk Factors” in this quarterly report on Form 10-Q.

Critical Accounting Policies and Significant Estimates

Note 1 of the Notes to the Consolidated Financial Statements included in our 2019 Annual Report on Form 10-K is a discussion of our significant accounting policies and significant accounting estimates and judgments. Throughout the preparation of the financial statements, we employ significant judgments in the application of accounting principles and methods. These judgments are primarily related to the assumptions used to arrive at various estimates.

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

Non-GAAP Financial Measures and Other Key Performance Indicators

In evaluating our business, we utilize non-GAAP financial measures that fall within the meaning of SEC Regulation G and Regulation S-K Item 10(e), which we believe provide users of the financial information with additional meaningful comparison to prior reported results. Non-GAAP financial measures do not have standardized definitions and are not defined by U.S. GAAP. In this quarterly report on Form 10-Q, we disclose income attributed to LP before interest expense, provision for income taxes, depreciation and amortization, and exclude stock-based compensation expense, loss on impairment attributed to LP, product-line discontinuance charges, other operating credits and charges, net, loss on early debt extinguishment, investment income, and other non-operating items as Adjusted EBITDA (Adjusted EBITDA) which is a non-GAAP financial measure. We have included Adjusted EBITDA in this report because we view it as an important supplemental measure of our performance and believe that it is frequently used by interested persons in the evaluation of companies that have different financing and capital structures and/or tax rates. We also disclose income attributed to LP, which excludes loss on impairment attributed to LP product-line discontinuance charges, interest outside of normal operations, other operating credits and charges, net, gain (loss) on acquisition, other non-operating credits and charges, net, and adjusts for a normalized tax rate (Adjusted Income). We also disclose Adjusted Diluted EPS, calculated as Adjusted Income divided by diluted shares outstanding. We believe that Adjusted Diluted EPS and Adjusted Income are useful measures for evaluating our ability to generate earnings and that providing this measure should allow interested persons to more readily compare the earnings for past and future periods.

Neither Adjusted EBITDA, Adjusted Income, nor Adjusted Diluted EPS is a substitute for the U.S. GAAP measure of net income or for any other U.S. GAAP measures of operating performance. It should be noted that other companies may present similarly-titled measures differently and therefore, as presented by us, these measures may not be comparable to similarly-titled measures reported by other companies. Adjusted EBITDA, Adjusted Income, and Adjusted Diluted EPS have material limitations as performance measures because they exclude items that are actually incurred or experienced in connection with the operations of our business.

We have elected to change our definition of Adjusted EBITDA and Adjusted Income to exclude product-line discontinuance charges incurred during the second quarter of 2020. Product-line discontinuance charges consist of inventory and other asset impairment and exit charges related to products no longer offered. We consider product-line discontinuance charges to be outside the performance of our ongoing core business operations and believe that presenting

Adjusted EBITDA and Adjusted Income excluding product-line discontinuance charges provides increased transparency as to the operating costs of our current business performance. We did not revise prior years’ Adjusted EBITDA or Adjusted Income amounts because there were no significant costs similar in nature to these items.

The following table presents significant items by operating segment and reconciles Net income to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$31	$16	$64	$42
Add (deduct):
Net loss attributed to noncontrolling interest	2	2	2	2
Income attributed to LP	33	17	66	44
Provision for income taxes	19	3	28	11
Depreciation and amortization	28	29	56	60
Stock-based compensation expense	1	3	3	5
Loss on impairment attributed to LP	7	—	14	1
Other operating credits and charges, net	(4)	(3)	(2)	(1)
Product-line discontinuance charges	10	—	10	—
Interest expense	6	4	12	8
Investment income	(4)	(2)	(3)	(7)
Other non-operating items	1	2	(4)	(9)
Adjusted EBITDA	$97	$53	$180	$111

Siding	$51	$45	$93	$84
OSB	46	(3)	81	5
EWP	3	10	12	17
South America	11	9	18	19
Other	(5)	(1)	(8)	—
Corporate	(9)	(7)	(16)	(14)
Adjusted EBITDA	$97	$53	$180	$111

The following table provides the reconciliation of Net income to Adjusted Income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$31	$16	$64	$42
Add (deduct):
Net loss attributed to noncontrolling interest	2	2	2	2
Income attributed to LP	33	17	66	44
Loss on impairment attributed to LP	7	—	14	1
Other operating credits and charges, net	(4)	(3)	(2)	(1)
Product-line discontinuance	10	—	10	—
Gain on acquisition of controlling interest	—	—	—	(14)
Reported tax provision	19	3	28	11
Adjusted income before tax	65	17	116	40
Normalized tax provision at 25%	(16)	(5)	(29)	(10)
Adjusted Income	$49	$12	$87	$30
Diluted shares outstanding	113	124	113	128
Adjusted Diluted EPS	$0.43	$0.11	$0.77	$0.23

In addition, management monitors certain key performance indicators to evaluate our business performance, which include our Overall Equipment Effectiveness (OEE) and our performance relative to housing starts, as provided by reports from the U.S. Department of Census. These key performance indicators are further described on page 38 of this quarterly report on Form 10-Q and are incorporated herein by reference.

Results of Operations

Our results of operations are separately discussed below for each of our segments, as well as for the “other” category, which comprises other products that are not individually significant. See Note 18 of the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this quarterly report on Form 10-Q for further information regarding our segments.

SIDING

The Siding segment consists of LP SmartSide® Trim & Siding and LP Outdoor Building Solutions® innovative products for premium outdoor buildings. Our LP CanExel® prefinished siding was reclassified from Siding to Other during the six months ended June 30, 2020. All prior periods presented have been adjusted for comparability.

Segment sales, Adjusted EBITDA, and Adjusted EBITDA margin for this segment were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Net sales	$220	$231	(5)%	$432	$450	(4)%
Adjusted EBITDA	51	45	13%	93	84	11%
Adjusted EBITDA margin	23%	19%		22%	19%

Sales in this segment by product line were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
SmartSide® strand siding	$207	$200	4%	$398	$387	3%
SmartSide® fiber siding	11	25	(56)%	30	51	(41)%
Other	2	6	(67)%	4	13	(69)%
Total	$220	$231	(5)%	$432	$450	(4)%
Percent changes in average sales prices and unit shipments for the three and six months ended June 30, 2020, compared to the three and six months ended June 30, 2019, were as follows:

	Three Months Ended June 30, 2020 versus 2019		Six Months Ended June 30, 2020 versus 2019
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
SmartSide® strand siding	1%	3%	—%	3%
SmartSide® fiber siding	—%	(55)%	1%	(42)%
Net sales for the three and six months ended June 30, 2020 decreased by $11 million (or five percent) and by $18 million (or four percent), respectively, compared to the corresponding periods in 2019, primarily due to decreases in sales of SmartSide fiber, partially offset by SmartSide strand volume increases of three percent in both periods.

Adjusted EBITDA increased year over year by $6 million and $9 million, respectively, for the three and six months ended June 30, 2020, primarily due to the increased SmartSide strand revenue, increased production at the Dawson Creek facility after the prior year conversion to SmartSide strand, and sourcing and operational efficiency savings, partially offset by a decrease in SmartSide fiber sales.

OSB

The OSB segment manufactures and distributes OSB structural panel products including LP OSB, and Structural Solutions products such as LP TechShield® Radiant Barrier, LP TopNotch® Sub-Flooring, LP Legacy® Premium Sub-Flooring, LP WeatherLogic® Air & Water Barrier, and LP FlameBlock® Fire-Rated Sheathing.

Segment sales, Adjusted EBITDA, and Adjusted EBITDA Margin for this segment were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Net sales	$204	$199	3%	$424	$407	4%
Adjusted EBITDA	46	(3)	NA	81	5	NA
Adjusted EBITDA margin	23%	(2)%		19%	1%

Sales in this segment by product line were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
OSB - commodity	$108	$97	11%	$221	$204	8%
OSB - Structural Solutions	95	100	(5)%	198	199	(1)%
Other	1	1	—%	5	4	25%
Total	$204	$199	3%	$424	$407	4%

Percent changes in average sales prices and unit shipments for the three and six months ended June 30, 2020, compared to the three and six months ended June 30, 2019, were as follows:

	Three Months Ended June 30, 2020 versus 2019		Six Months Ended June 30, 2020 versus 2019
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
OSB - commodity	27%	(13)%	20%	(11)%
OSB - Structural Solutions	18%	(19)%	11%	(9)%
Net sales increased by $5 million (or three percent) and by $17 million (or four percent) for the three and six months ended June 30, 2020, respectively, compared to the corresponding periods in 2019. OSB prices increased over the prior year by $37 million and $56 million for the three- and six-month periods, partially offset by 16% and 10% lower volumes, respectively. Structural Solutions volumes, as a percentage of total OSB segment volume, were 41% and 42% for the three and six months ended June 30, 2020, respectively, compared to 43% and 42% in the comparable periods of 2019.

Adjusted EBITDA increased over the prior year by $49 million and $76 million for the three and six months ended June 30, 2020, respectively, primarily due to increased prices, lower raw material costs, and cost containment efforts.

EWP

The EWP segment consists of LP SolidStart® I-Joist (IJ), Laminated Veneer Lumber (LVL), Laminated Strand Lumber (LSL), and other related products. This segment also includes the sales of I-Joist and LVL products produced by the joint venture and sales of plywood produced as a by-product of the LVL production process.

Segment sales, Adjusted EBITDA, and Adjusted EBITDA margin for this segment were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Net sales	$79	$107	(26)%	$178	$197	(10)%
Adjusted EBITDA	3	10	(70)%	12	17	(29)%
Adjusted EBITDA margin	4%	9%		7%	9%

Sales in this segment by product line were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
I-Joist	$32	$38	(15)%	$69	$64	8%
LVL	30	40	(26)%	66	71	(7)%
LSL	9	14	(38)%	21	28	(25)%
Other, including OSB, plywood and related products	8	15	(45)%	22	34	(35)%
Total	$79	$107	(26)%	$178	$197	(10)%
Percent changes in average sales prices and unit shipments for the three and six months ended June 30, 2020, compared to the three and six months ended June 30, 2019, were as follows:

	Three Months Ended June 30, 2020 versus 2019		Six Months Ended June 30, 2020 versus 2019
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
I-Joist	(7)%	(9)%	(4)%	12%
LVL	(4)%	(22)%	(1)%	(5)%
LSL	(2)%	(34)%	1%	(24)%

Net sales decreased by $28 million (or 26%) and by $19 million (or ten percent) and Adjusted EBITDA decreased by $7 million and $5 million for the three and six months ended June 30, 2020, respectively, compared to the corresponding periods in 2019.

SOUTH AMERICA

Our South America segment manufactures and distributes OSB structural panel and siding products in South America and certain export markets. This segment has manufacturing operations in two countries, Chile and Brazil, and operates sales offices in Chile, Brazil, Peru, Columbia, and Argentina.

Segment sales, Adjusted EBITDA, and Adjusted EBITDA margin for this segment were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Net sales	$38	$40	(5)%	$74	$85	(13)%
Adjusted EBITDA	11	9	22%	18	19	(5)%
Adjusted EBITDA margin	29%	23%		24%	22%

Sales in this segment by product line were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
OSB -Structural Solutions	$32	$35	(9)%	$64	$73	(12)%
Siding	5	4	25%	8	10	(20)%
Other	1	1	—%	2	2	—%
Total	$38	$40	(5)%	$74	$85	(13)%
Percent changes in average sales prices and unit shipments for the three and six months ended June 30, 2020, compared to the three and six months ended June 30, 2019, were as follows:

	Three Months Ended June 30, 2020 versus 2019		Six Months Ended June 30, 2020 versus 2019
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
OSB	(14)%	11%	(22)%	6%
Siding	(14)%	54%	(18)%	(1)%
Foreign currency changes lowered net sales and Adjusted EBITDA by $8 million and $1 million, respectively, for the three months ended June 30, 2020, compared to 2019. For the six months ended June 30, 2020, foreign currency changes lowered net sales and Adjusted EBITDA by $14 million and $1 million, respectively, compared to 2019.  Excluding foreign currency changes, net sales in both the three- and six-month periods increased due to higher OSB and Siding volumes (local and export), partially offset by lower export prices.

OTHER PRODUCTS

Our Other products segment includes LP CanExel® prefinished siding, Entekra, remaining timber and timberlands, and other minor products, services, and closed operations, which are not classified as discontinued operations. During the six months ended June 30, 2020, our LP CanExel® prefinished siding was reclassified from Siding to Other, reflecting changes in the organizational structure of the business.

Other net sales were $7 million and $25 million for the three and six months ended June 30, 2020, respectively, as compared to $14 million and $35 million for the corresponding periods in 2019. Adjusted EBITDA was $(5) million and $(8) million for the three and six months ended June 30, 2020, respectively, as compared to $(1) million and breakeven, for the corresponding periods in 2019.

INCOME TAXES

We recorded an estimated tax provision of $19 million and $28 million in the three and six months ended June 30, 2020, respectively. We recorded an estimated tax provision of $3 million and $11 million in the three and six months ended June 30, 2019, respectively. Each quarter the income tax accrual is adjusted to the latest estimate, and the difference from the previously accrued year-to-date balance is recorded in the current quarter. For 2020, the primary differences between the U.S. statutory rate of 21% and the effective rate relate to state income tax, foreign tax rates, tax credits, stock-based compensation, the sale of our ARS and the redemption of our company-owned life insurance cash surrender value. For 2019, the primary differences between the U.S. statutory rate of 21% the effective rate related to state income tax, foreign tax rates, tax credits, and stock-based compensation.

On March 27, 2020, the CARES Act was enacted into law and provides for changes to the U.S. tax code that impact businesses. As of June 30, 2020, we have made a reasonable estimate of the effects on our U.S. current and deferred tax balances.

Legal and Environmental Matters

For a discussion of legal and environmental matters involving us and the potential impact thereof on our financial position, results of operations and cash flows, see Items 3, 7 and 8 in our 2019 Annual Report on Form 10-K and Note 12 of the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this quarterly report on Form 10-Q.

Liquidity and Capital Resources

OVERVIEW

Our principal sources of liquidity are existing cash and investment balances, cash generated by our operations, and our ability to borrow under such credit facilities as we may have in effect from time to time. We may also, from time to time, issue and sell equity, debt or hybrid securities, or engage in other capital market transactions.

Our principal uses of liquidity are paying the costs and expenses associated with our operations, servicing outstanding indebtedness, paying dividends, and making capital expenditures. We may also, from time to time, prepay or repurchase outstanding indebtedness or shares or acquire assets or businesses that are complementary to our operations. Any such repurchases may be commenced, suspended, discontinued or resumed, and the method or methods of affecting any such repurchases may be changed at any time, or from time to time, without prior notice.

OPERATING ACTIVITIES

During the three months ended June 30, 2020, and 2019, cash provided by operations was $129 million and $54 million, respectively. During the six months ended June 30, 2020, cash provided by operations was $120 million compared to breakeven for the comparable period in 2019. The improvement in cash provided by operations was primarily related to an increase in OSB pricing, favorable working capital changes (primarily reductions in inventory balances), and reductions in income tax payments.

INVESTING ACTIVITIES

During the three months ended June 30, 2020, and 2019, cash provided by investing activities was $12 million and cash used in investing activities was $45 million, respectively. During the six months ended June 30, 2020, and 2019, cash used in investing activities were $12 million and $50 million, respectively.

Capital expenditures for the three months ended June 30, 2020, and 2019, were $15 million and $38 million, respectively. Capital expenditures in the six months end June 30, 2020, and 2019, were $39 million and $81 million, respectively, primarily related to the expansion of our siding business and growth and maintenance capital. As a result of the outbreak of the COVID-19 pandemic, we reduced capital expenditure plans by 50% to approximately $70 million for the year 2020. We expect to fund our capital expenditures through cash on hand and cash generated from operations.

During the three and six months ended June 30, 2020, we received $14 million in cash related to the divestiture of our East River facility and assets and brand rights of CanExel®, $10 million related to the cash surrender value of the company-owned life insurance policy, and $3 million related to the sale of our ARS.

We paid $7 million to acquire a prefinishing company during the three months ended June 30, 2019. During the six months ended June 30, 2019, we acquired $40 million of cash in connection with our acquisition of a controlling interest in Entekra and the resulting consolidation of Entekra's financial results.

FINANCING ACTIVITIES

During the three and six months ended June 30, 2020, cash used in financing activities was $368 million and $39 million, respectively. In March 2020, we borrowed $350 million under our Amended Credit Facility as a precautionary measure due to the COVID-19 pandemic, and we repaid the outstanding balance in June 2020. We also paid $1 million of financing costs associated with our Amended Credit Facility during the three and six months ended June 30, 2020. During the three and six months ended June 30, 2020, we paid cash dividends of $17 million and $33 million, respectively. Additionally, we used $5 million to repurchase stock from employees in connection with income tax withholding requirements associated with our employee stock-based compensation plans.

During the three and six months ended June 30, 2019, cash used in financing activities was $22 million and $481 million, respectively. We used $438 million to repurchase stock though our share repurchase program during the six months ended June 30, 2019. We paid cash dividends of $17 million and $33 million during the three and six months ended June 30, 2019, respectively. The remaining financing activities relate to repayment of long-term debt and the repurchase of stock from employees in connection with income tax withholding requirements associated with our employee stock-based compensation plans.

CREDIT FACILITY AND LETTER OF CREDIT FACILITY

The Amended Credit Facility provides for revolving credit facilities in the aggregate principal amount of up to $550 million, with a $60 million sub-limit for letters of credit. The Revolving A Loan terminates, and all loans thereunder become due, on June 27, 2024. The Revolving B Loan terminates, and all loans made thereunder become due, on May 1, 2023. As of June 30, 2020, we had no amounts outstanding under the Amended Credit Facility.

The Amended Credit Facility contains a various restrictive covenants and customary events of default. The Amended Credit Facility also contains financial covenants that requires us and our consolidated subsidiaries to have, as of the end of each quarter, (i) a capitalization ratio (i.e., funded debt less unrestricted cash to total capitalization) of no more than 57.5% and (ii) a net worth of at least $475 million plus 70% of consolidated net income after December 31, 2019, without deduction for net losses.  As of June 30, 2020, we were in compliance with all financial covenants under the Amended Credit Facility. The Amended Credit Facility contains customary events of default, the occurrence of which could result in the acceleration of our obligation to repay the indebtedness outstanding thereunder. On May 27, 2020, LP entered into the Second Amendment, which modified certain provisions to disregard, for purposes of the Company’s representations and warranties included in the Amended Credit Facility, the impacts of the ongoing COVID-19 pandemic on the Company’s business, operations or financial conditions that were disclosed to lenders or otherwise publicly available in the Company’s filings with the Securities and Exchange Commission prior to the First Amendment Effective Date (as defined in the Amended Credit Facility).

On March 17, 2020, LP entered into the Letter of Credit Facility with Bank of America, N.A., which provides for the funding of letters of credit up to an aggregate outstanding amount of $20 million, which may be secured by certain cash collateral of LP. The Letter of Credit Facility includes an unused commitment fee, due quarterly, ranging from 0.50% to 1.875% of the daily available amount to be drawn on each letter of credit issued under the Letter of Credit Facility. The Letter of Credit Facility is subject to similar affirmative, negative and financial covenants as those set forth in the Amended Credit Facility, including capitalization ratio and minimum net worth covenants.

OTHER LIQUIDITY MATTERS

Off-Balance Sheet Arrangements

As of June 30, 2020, we had standby letters of credit of $12 million outstanding related to collateral for environmental impact on owned properties, deposit for forestry license, and insurance collateral, including workers' compensation.

Potential Impairments

We review our mill and investment assets for potential impairments at least annually and believe we have adequate support for the carrying value of our assets as of June 30, 2020. We recognized a non-cash impairment charge of $5 million during the three and six months ended June 30, 2020 related to goodwill assigned to the Entekra reporting unit in part to the impacts of the COVID-19 pandemic on this reporting unit.

If demand and pricing for our products continue at levels significantly below cycle average demand and pricing, or should we decide to invest capital in alternative projects, or should changes occur related to our wood supply for these locations, it is possible that future impairment charges will be required. As of June 30, 2020, we believe the current impacts of the COVID-19 pandemic did not warrant impairments of our long-lived assets. The long-term effects of the COVID-19 pandemic on the demand and pricing of our products may result in future impairment charges.

We also review from time to time possible dispositions of various assets, considering current and anticipated economic and industry conditions, our strategic plan, and other relevant factors. Because a determination to dispose of particular assets can require management to make assumptions regarding the transaction structure of the disposition and to estimate the net sales proceeds, which may be less than previous estimates of undiscounted future net cash flows, we may be required to record impairment charges in connection with decisions to dispose of assets.

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

We are exposed to market risk associated with changes in interest rates on our variable rate long-term debt. As of June 30, 2020, we had no outstanding amounts borrowed under our Amended Credit Facility. We do not currently have any derivative or hedging arrangements, or other known exposures, to changes in interest rates.

We historically have not entered into material commodity futures and swaps, although we may do so in the future.

ITEM 4.CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures

As of June 30, 2020, our Chief Executive Officer and Chief Financial Officer have carried out, with the participation of the Company's Disclosure Practices Committee and the Company's management, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2020, LP’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We monitor U.S. housing starts, which is a leading external indicator of residential construction in the United States that correlates with the demand for many of our products, and we believe that this is a useful measure for evaluating our results and that providing this measure should allow interested persons to more readily compare the earnings for past and future periods. Other companies may present housing start data differently and therefore, as presented by us, our housing start data may not be comparable to this indicator as reported by other companies.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Housing starts[1]:
Single-Family	211	242	425	431
Multi-Family	79	111	194	184
	290	353	619	615

[1] Actual U.S. Housing starts data reported by U.S. Census Bureau as published through July 17, 2020.

We monitor sales volumes for our products in our Siding, OSB and EWP segments, which we define as the number of units of our products sold within the applicable period. Evaluating sales volume by product type helps us identify and address changes in product demand, broad market factors that may affect our performance, and opportunities for future growth. It should be noted that other companies may present sales volumes differently and, therefore, as presented by us, sales volumes may not be comparable to similarly-titled measures reported by other companies. We believe that sales volumes can be a useful measure for evaluating and understanding our business.

The following table sets forth North American sales volumes for the three months ended June 30, 2020, and 2019:

	Three Months Ended June 30, 2020				Three Months Ended June 30, 2019
Sales Volume	Siding	OSB	EWP	Total	Siding	OSB	EWP	Total
SmartSide® strand siding (MMSF)	319	—	—	319	309	—	—	309
SmartSide® fiber siding (MMSF)	22	—	—	22	51	—	—	51
OSB - commodity (MMSF)	—	480	—	480	26	549	7	582
OSB - Structural Solutions (MMSF)	—	339	—	339	1	420	5	427
LVL (MCF)	—	—	1,534	1,534	—	—	1,968	1,968
LSL (MCF)	—	—	573	573	—	—	869	869
I-Joist (MMLF)	—	—	24	24	—	—	26	26

The following table set forth North American sales volume for the six months ended June 30, 2020, and 2019:

	Six Months Ended June 30, 2020				Six Months Ended June 30, 2019
Sales Volume	Siding	OSB	EWP	Total	Siding	OSB	EWP	Total
SmartSide® strand siding (MMSF)	610	—	—	610	593	—	—	593
SmartSide® fiber siding (MMSF)	60	—	—	60	104	—	—	104
OSB - commodity (MMSF)	—	1,002	—	1,002	43	1,120	16	1,179
OSB - Structural Solutions (MMSF)	—	737	—	737	2	810	11	823
LVL (MCF)	—	—	3,292	3,292	—	—	3,481	3,481
LSL (MCF)	—	—	1,272	1,272	—	—	1,666	1,666
I-Joist (MMLF)	—	—	50	50	—	—	45	45

We measure OEE at each of our mills to track improvements in the utilization and productivity of our manufacturing assets. OEE is a composite metric that considers asset uptime (adjusted for capital project downtime and similar events), production rates, and finished product quality. It should be noted that other companies may present OEE differently and, therefore, as presented by us, OEE may not be comparable to similarly-titled measures reported by other companies. We believe that when used in conjunction with other metrics, OEE can be a useful measure for evaluating our ability to generate profits, and that providing this measure should allow interested persons to more readily monitor operational improvements. OEE for the three and six months ended June 30, 2020 and 2019 for each of our segments is listed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Siding	88%	87%	88%	86%
OSB	90%	87%	89%	87%
EWP	93%	87%	91%	86%
South America	71%	77%	70%	77%

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

The description of certain legal and environmental matters involving LP set forth in Item 1 of this quarterly report on Form 10-Q under “Note 12” to the Notes to the Condensed Consolidated Financial Statements contained herein is incorporated herein by reference.

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

Our business, financial condition, and results of operations may be further adversely affected by global pandemics, including the recent COVID-19 pandemic. Our business, financial condition and results of operations have been and may continue to be adversely affected if the COVID-19 pandemic continues to interfere with the ability of our employees, suppliers, customers, distributors, financing sources or others to conduct business or continues to negatively affects consumer confidence or the global economy.

In December 2019, COVID-19 was reported to have surfaced in Wuhan, China. In January 2020, COVID-19 spread to other countries, including the United States. In March 2020, WHO characterized the outbreak of COVID-19 as a global pandemic and recommended containment and mitigation measures, the United States declared a national emergency concerning the pandemic, and multiple states and municipalities have declared public health emergencies. Along with these declarations, there have been extraordinary and wide-ranging actions taken by international, federal, state and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions across the United States and the world, including quarantines, and “stay-at-home” orders and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. Although many of the restrictions have eased across the country, the pandemic has yet to show substantial signs of decline in the United States and some areas are re-imposing closures and other restrictions due to increasing rates of COVID-19 cases. As a result, the COVID-19 pandemic is significantly affecting, and is likely to continue to affect, overall economic conditions in the United States.

The pandemic is a widespread health crisis that has affected large segments of the global economy, resulting in a rapidly changing market and economic activities. The pandemic and any preventative or protective actions that governments or we may take with respect to COVID-19 may have a material adverse effect on our business or our supply of raw materials, production, distribution channels, and customers, including business shutdowns or disruptions for an indefinite period of time, reduced operations, restrictions on manufacturing or shipping products or reduced consumer demand. Any additional financial impact cannot be estimated reasonably at this time but may materially affect our business, financial condition, or results of operations. The extent to which COVID-19 continues to affect our results will depend on future developments, which are highly uncertain and cannot be predicted.

We are uncertain of the potential full magnitude or duration of the business and economic impacts from the unprecedented public health effort to contain and combat the spread of COVID-19, which has previously included, and may in the future include, among other things, significant volatility in financial markets and a sharp decrease in the value of equity securities, including our common stock.

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

Unplanned events may interrupt our manufacturing operations, which may adversely affect our business. The manufacturing of our products is subject to unplanned events such as explosions, fires, inclement weather, natural disasters, accidents, equipment failures, labor disruptions, transportation interruptions, supply interruptions, public heal th issues (including pandemics and quarantines), riots, civil insurrection or social unrest, looting, protests, strikes and street demonstrations. Operational interruptions could significantly curtail the production capacity of a facility for a period of time. We have redundant capacity and capability to produce many of our products within our manufacturing platform to mitigate our business risk from such interruptions, but major or prolonged interruptions could compromise our ability to meet our customers' needs. Delayed delivery of our products to customers who require on-time delivery from us may cause customers to purchase alternative products at a higher cost, reschedule their own production, or incur other incremental costs. Customers may be able to pursue financial claims against us for their incremental costs, and we may incur costs to correct such problems in addition to any liability resulting from such claims. Interruptions may also harm our reputation among actual and potential customers, potentially resulting in a loss of business. To the extent these losses are not covered by insurance, our financial position, results of operations, and cash flows could be adversely affected by such events.

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

Cybersecurity risks related to the technology used in our operations and other business processes, as well as security breaches of company, customer, employee, and vendor information, could adversely affect our business. We rely on various information technology systems to capture, process, store, and report data and interact with customers, vendors, and employees. Despite careful security and controls design, implementation, updating, and internal and independent third-party assessments, our information technology systems, and those of our third-party providers, could become subject to security breaches, cyber-attacks, employee misconduct, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. Network, system, and data breaches could result in misappropriation of sensitive data or operational disruptions, including interruption to systems availability and denial of access to and misuse of applications required by our customers to conduct business with us. In addition, hardware and operating system software and applications that we procure from third parties may contain defects in design or manufacture, including "bugs" and other problems that could unexpectedly interfere with the operation of the systems. Misuse of internal applications, theft of intellectual property, trade secrets, or other corporate assets, and inappropriate disclosure of confidential information could stem from such incidents. A breach in cybersecurity could result in manipulation and destruction of sensitive data, cause critical systems to malfunction, be damaged or shut down, and lead to disruption to our operations and production downtimes, potentially for lengthy periods of time. Theft of personal or other confidential data and sensitive proprietary information could also occur as a result of a breach in cybersecurity, exposing us to costs and liabilities associated with privacy and data security laws in the jurisdictions in which we operate. Furthermore, we face additional cybersecurity risks related to our employees working remotely as a result of the COVID-19 pandemic. While we have security measures in place that are designed to protect customer and other sensitive information and the integrity of our information technology systems and prevent data loss and other security breaches, our security measures or those of our third party service providers may not be sufficiently broad in scope to protect all relevant information, may not function as planned, or could be breached as a result of third-party action, employee or vendor error, malfeasance, or otherwise. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement sufficient control measures to defend against these techniques. Further, once a security incident is identified, we may be unable to remediate or otherwise respond to such incident in a timely manner. Additionally, a breach could expose us, our customers, our suppliers, and our employees to risks of misuse of such information. Such negative consequences of cyberattacks or security breaches could adversely affect our reputation, competitive position, business, or results of operations. The lost profits and increased costs related to cyber or other security threats or disruptions may not be fully insured against or indemnified by other means. A security failure could also impact our ability to operate our businesses effectively, adversely affect our reported financial results, impact our reputation, and expose us to potential liability or litigation. As a result, cybersecurity and the continued development and enhancement of our controls, processes and practices remain a priority for us. We may be required to expend additional resources to continue to enhance our security measures to investigate and remediate any security vulnerabilities.

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

Covenants and events of default in our debt instruments could limit our ability to undertake certain types of transactions and adversely affect our liquidity. Our Amended Credit Facility and the indenture governing our 2024 Senior Notes contain a number of restrictive covenants that impose operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including, among others, restrictions on our ability to incur indebtedness, grant liens to secure indebtedness, engage in sale and leaseback transactions and merge or consolidate or sell all or substantially all of our assets.

In addition, restrictive covenants in our Amended Credit Facility require us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we may be unable to meet them.

A breach of the covenants or restrictions under our Amended Credit Facility or under the indenture governing the 2024 Senior Notes could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt. A payment default or an acceleration following an event of default under our Amended Credit Facility or our indenture for our 2024 Senior Notes could trigger an event of default under the other indebtedness obligation, as well as any other debt to which a cross-acceleration or cross-default provision applies, which could result in the principal of and the accrued and unpaid interest on all such debt becoming due and payable. In addition, an event of default under our Amended Credit Facility could permit the lenders under our Amended Credit Facility to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay any amounts due and payable under our Amended Credit Facility, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders or noteholders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness.

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

More detailed descriptions of our Amended Credit Facility and the indenture governing our 2024 Senior Notes are included in filings made by us with the SEC, along with the documents themselves, which provide the full text of these covenants.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 6, 2020, LP’s Board of Directors authorized LP to repurchase up to $200 million of LP’s common stock. LP may initiate, discontinue or resume purchases of its common stock under this authorization in the open market, in privately negotiated transactions or otherwise at any time or from time to time without prior notice. As of August 6, 2020, no purchases have occurred under this authorization.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

10.1
Second Amendment to Amended and Restated Credit Agreement, dated May 27, 2020, among the Company, as borrower, American AgCredit PCA, as administrative agent, CoBank, ACB, as letter of credit issuer and lenders and voting participants party thereto, incorporated herein by reference to the Company’s Current Report on Form 8-K, filed on May 29, 2020.

10.2	Amended and Restated LP Non-Employee Directors Compensation Plan

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certifications pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

LOUISIANA-PACIFIC CORPORATION

Date:	August 6, 2020	BY:	/S/ W. BRADLEY SOUTHERN
W. Bradley Southern
Chief Executive Officer

Date:	August 6, 2020	BY:	/S/ ALAN J.M. HAUGHIE
Alan J.M. Haughie
Executive Vice President and
Chief Financial Officer