Form 10-Q
period 2020-09-30
LOUISIANA-PACIFIC CORP
filed 2020-11-04
CIK 60519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2020
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 109,323,821 shares of Common Stock, $1 par value, outstanding as of October 30, 2020.
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

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following:

•
impacts from public health issues (including global pandemics, such as the COVID-19 pandemic) on the economy, demand for our products or our operations, including the actions and recommendations of governmental authorities to contain such public health issues;

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Condensed Consolidated Statements of Income
Dollar amounts in millions, except per share amounts
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	$795	$603	$1,928	$1,773
Cost of sales	(503)	(529)	(1,411)	(1,540)
Gross profit	292	75	517	233
Selling, general, and administrative expenses	(52)	(58)	(157)	(172)
Loss on impairment	(1)	(5)	(16)	(6)
Other operating credits and charges, net	3	(3)	(5)	(2)
Income from operations	242	8	339	53
Interest expense	(5)	(6)	(17)	(14)
Investment income	—	2	3	9
Other non-operating items	—	(1)	4	8
Income before income taxes	237	3	329	56
Provision for income taxes	(60)	(3)	(88)	(13)
Net income	$177	$1	$241	$42
Net loss attributed to noncontrolling interest	—	1	2	3
Net income attributed to LP	$177	$2	$243	$46

Basic net income per share of common stock:
Net income per share - basic	$1.58	$0.02	$2.16	$0.37
Diluted net income per share of common stock:
Net income per share - diluted	$1.57	$0.02	$2.15	$0.36

Average shares of common stock used to compute net income per share:
Basic	112	121	112	125
Diluted	113	122	113	126
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income
Dollar amounts in millions
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$177	$1	$241	$42
Other comprehensive income, net of tax
Foreign currency translation adjustments	4	(10)	(17)	(7)
Unrealized gains on securities, net of reversals	—	—	(3)	(1)
Amortization of pension and post-retirement prior service costs and net loss	1	1	3	3
Other comprehensive income (loss), net of tax	5	(9)	(17)	(5)
Comprehensive income	182	(9)	224	37
Comprehensive loss associated with noncontrolling interest	—	1	2	3
Comprehensive income attributed to LP	$182	$(7)	$226	$41
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets
Dollar amounts in millions
(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$420	$181
Receivables, net of allowance for doubtful accounts of $2 million and $1 million at September 30, 2020, and December 31, 2019, respectively	228	164
Inventories	238	265
Prepaid expenses and other current assets	18	9
Total current assets	904	619

Timber and timberlands	48	63
Property, plant, and equipment, net	902	965
Operating lease assets	40	44
Goodwill and other intangible assets	47	53
Investments in and advances to affiliates	12	10
Restricted cash	—	14
Other assets	20	67
Total assets	$1,973	$1,835
LIABILITIES AND EQUITY
Accounts payable and accrued liabilities	242	242
Other current liabilities	2	2
Total current liabilities	244	244

Long-term debt	348	348
Deferred income taxes	72	73
Non-current operating lease liabilities	32	36
Other long-term liabilities	124	133
Total liabilities	820	834

Redeemable noncontrolling interest	11	10

Stockholders’ equity:
Common stock, $1 par value, 200,000,000 shares authorized; 128,740,037 and 111,401,497 shares issued and outstanding, respectively, as of September 30, 2020; and 129,665,899 and 111,945,021 shares issued and outstanding, respectively, as of December 31, 2019	129	130
Additional paid-in capital	450	454
Retained earnings	1,132	966
Treasury stock, 17,338,540 shares and 17,720,878 shares, at cost as of September 30, 2020, and December 31, 2019, respectively	(399)	(406)
Accumulated comprehensive loss	(170)	(153)
Total stockholders’ equity	1,142	991
Total liabilities and stockholders’ equity	$1,973	$1,835
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows
Dollar amounts in millions
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$177	$1	$241	$42
Adjustments to net income:
Depreciation and amortization	28	30	84	90
Loss on impairment	1	5	16	6
Gain on acquisition	—	—	—	(14)
Deferred taxes	—	5	1	18
Other adjustments, net	7	12	17	16
Changes in assets and liabilities (net of acquisitions and divestitures):
Receivables	(48)	(6)	(75)	(46)
Prepaid expenses and other current assets	(2)	(3)	(7)	(6)
Inventories	4	31	6	14
Accounts payable and accrued liabilities	35	(11)	13	(29)
Income taxes payable, net of receivables	16	(4)	42	(33)
Net cash provided by operating activities	218	59	338	58
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant, and equipment additions	(14)	(37)	(53)	(118)
Investments in unconsolidated affiliate	—	(3)	—	(3)
Proceeds from business divestiture	1	—	15	—
Redemption of insurance cash surrender value	—	—	10	—
Cash acquired in acquisition	—	—	—	33
Other investing activities	—	(1)	3	(1)
Net cash used in investing activities	(13)	(40)	(25)	(90)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	—	—	(350)	(3)
Borrowing of long-term debt	—	—	350	—
Payment of cash dividends	(16)	(16)	(49)	(50)
Purchase of stock	(29)	(42)	(29)	(480)
Other financing activities	—	(2)	(6)	(8)
Net cash used in financing activities	(45)	(60)	(84)	(541)
EFFECT OF EXCHANGE RATE ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1	(2)	(4)	(1)
Net increase (decrease) in cash, cash equivalents and restricted cash	161	(44)	225	(574)
Cash, cash equivalents, and restricted cash at beginning of period	259	362	195	892
Cash, cash equivalents, and restricted cash at end of period	$420	$318	$420	$318

Supplemental cash flow information:
Cash paid for income taxes, net of cash received	$45	$—	$48	$29
Cash paid for interest, net of cash received	$7	$5	$19	$10
Unpaid capital expenditures	$4	$10	$4	$10

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Stockholders' Equity
Dollar and share amounts in millions, except per share amounts
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2019	130	$130	18	$(406)	$454	$966	$(153)	$991
Net income attributed to LP	—	—	—	—	—	33	—	33
Dividends paid ($0.145 per share)	—	—	—	—	—	(16)	—	(16)
Issuance of shares under stock plans	—	—	—	8	(8)	—	—	—
Taxes paid related to net settlement of stock-based awards	—	—	—	(4)	—	—	—	(4)
Compensation expense associated with stock-based compensation	—	—	—	—	2	—	—	2
Other comprehensive loss	—	—	—	—	—	—	(22)	(22)
Balance, March 31, 2020	130	$130	18	$(402)	$448	$983	$(175)	$984
Net income attributed to LP	—	—	—	—	—	33	—	33
Dividends paid ($0.145 per share)	—	—	—	—	—	(17)	—	(17)
Issuance of shares under stock plans	—	—	(1)	2	(1)	—	—	1
Compensation expense associated with stock-based compensation	—	—	—	—	1	—	—	1
Noncontrolling interest redemption value adjustment	—	—	—	—	(2)	—	—	(2)
Other comprehensive loss	—	—	—	—	—	—	—	—
Balance, June 30, 2020	130	$130	17	$(400)	$446	$999	$(175)	$1,000
Net income attributed to LP	—	—	—	—	—	177	—	177
Dividends paid ($0.145 per share)	—	—	—	—	—	(16)	—	(16)
Issuance of shares under stock plans	—	—	—	1	(1)	—	—	—
Purchase of stock	(1)	(1)	—	—	—	(28)	—	(29)
Compensation expense associated with stock-based compensation	—	—	—	—	5	—	—	5
Other comprehensive loss	—	—	—	—	—	—	5	5
Balance, September 30, 2020	129	$129	17	$(399)	$450	$1,132	$(170)	$1,142

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2018	153	$153	16	$(378)	$458	$1,613	$(146)	$1,700
Net income attributed to LP	—	—	—	—	—	27	—	27
Dividends paid ($0.135 per share)	—	—	—	—	—	(17)	—	(17)
Issuance of shares under stock plans	—	—	—	8	(8)	—	—	—
Taxes paid related to net settlement of stock-based awards	—	—	—	(4)	—	—	—	(4)
Purchase of stock	(12)	(12)	2	(38)	(80)	(308)	—	(438)
Compensation expense associated with stock-based compensation	—	—	—	—	2	—	—	2
Other comprehensive loss	—	—	—	—	—	—	2	2
Balance, March 31, 2019	141	$141	18	$(412)	$373	$1,314	$(144)	$1,273
Net income attributed to LP	—	—	—	—	—	17	—	17
Dividends paid ($0.135 per share)	—	—	—	—	—	(17)	—	(17)
Issuance of shares under stock plans	—	—	—	2	(1)	—	—	1
Compensation expense associated with stock-based compensation	—	—	—	—	2	—	—	2
Other comprehensive income	—	—	—	—	—	—	2	2
Balance, June 30, 2019	141	$141	18	$(410)	$374	$1,315	$(143)	$1,278
Net income attributed to LP	—	—	—	—	—	2	—	2
Dividends paid ($0.135 per share)	—	—	—	—	—	(16)	—	(16)
Issuance of shares under stock plans	—	—	—	2	(3)	—	—	(1)
Purchase of stock	(6)	(6)	—	—	80	(116)	—	(42)
Compensation expense associated with stock-based compensation	—	—	—	—	2	—	—	2
Other comprehensive income	—	—	—	—	—	—	(9)	(9)
Balance, September 30, 2019	135	$135	18	$(408)	$453	$1,185	$(152)	$1,213
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF OPERATIONS AND BASIS FOR PRESENTATION

Nature of Operations

Louisiana-Pacific Corporation and our subsidiaries is a leading provider of high-performance building solutions serving the new home construction, repair and remodeling, and outdoor structures markets. In addition to our U.S. operations, the Company also maintains manufacturing facilities in Canada, Chile, and Brazil through foreign subsidiaries and joint ventures. The principal customers for our building solutions are retailers, wholesalers, and homebuilding and industrial businesses in North America and South America, with limited sales to Asia, Australia, and Europe. References to "LP," "the Company," "we," "our," and "us" refer to Louisiana-Pacific Corporation and its consolidated subsidiaries as a whole.

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

COVID-19 Impact

In March 2020, the World Health Organization (WHO) characterized the outbreak of COVID-19 as a global pandemic. In response to this declaration and the rapid global spread of COVID-19, national, state, and local governments have taken extraordinary, wide-ranging actions to contain the outbreak and spread of COVID-19, including quarantines, "stay-at-home" orders, and similar mandates imposing varying degrees of restrictions on social and commercial activity to promote social distancing. We are continuing to follow national, state, and local guidelines, while also continuing to provide our products to support critical infrastructure needs. Activity in the markets in which we serve has continued to improve since the first quarter of 2020 and we expect that improvement trend to continue through the fourth quarter; however, as a result of increasing rates of COVID-19, the demand in most markets remains uncertain.

The pandemic and the resulting containment did not materially impact our results for the three and nine months ended September 30, 2020. However, the duration of the COVID-19 pandemic, the actions to contain the pandemic and mitigate its impacts, and the effects on our operations remain unpredictable and cannot be reasonably estimated.

As of September 30, 2020, there were no outstanding amounts borrowed under our Amended Credit Facility and we had $420 million of cash and cash equivalents. In response to the current business environment as impacted by COVID-19, we took precautionary measures and adjusted our operational needs, including a significant reduction in capital spending, during the first and second quarters of 2020. We have continued to evaluate the effects of the COVID-19 pandemic and will make appropriate operating adjustments in the future, as necessary.

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

NOTE 2. REVENUE

The following table presents our reportable segment revenues, disaggregated by revenue source. We disaggregate revenue from contracts with customers into major product lines. We have determined that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. During the nine months ended September 30, 2020, LP CanExel®

prefinished siding was reclassified from Siding to Other, reflecting changes in organizational structure and, accordingly, the information that the chief operating decision maker uses to evaluate performance and allocate resources to our business segments. All prior periods presented have been adjusted for comparability.

As noted in the segment reporting information in Note 18 below, our reportable segments are Siding, Oriented Strand Board (OSB), Engineered Wood Products (EWP), and South America.

Three Months Ended September 30, 2020
By product type and family:	Siding	OSB	EWP	South America	Other	Inter-segment	Total
Value-add
SmartSide®	$260	$—	$—	$4	$—	$—	$264
Fiber siding	6	—	—	—	—	—	6
CanExel® siding	—	—	—	—	—	—	—
OSB - Structural Solutions	—	162	—	40	—	—	202
LVL	—	—	35	—	—	—	35
LSL	—	—	14	—	—	—	14
I-Joist	—	—	37	—	—	—	37
	266	162	86	44	—	—	558
Commodity
OSB - commodity	—	198	—	—	—	—	198
Plywood	—	—	7	—	—	—	7
	—	198	7	—	—	—	205
Other
Other products	2	8	10	1	11	—	32
	$268	$368	$103	$45	$11	$—	$795

Nine Months Ended September 30, 2020
By product type and family:	Siding	OSB	EWP	South America	Other	Inter-segment	Total
Value-add
SmartSide®	$658	$—	$—	$12	$—	$—	$670
Fiber siding	36	—	—	—	—	—	36
CanExel® siding	—	—	—	—	14	—	14
OSB - Structural Solutions	—	360	2	104	—	—	466
LVL	—	—	101	—	—	—	101
LSL	—	—	35	—	—	—	35
I-Joist	—	—	106	—	—	—	106
	694	360	244	116	14	—	1,428
Commodity
OSB - commodity	—	419	—	—	—	—	419
Plywood	—	—	16	—	—	—	16
	—	419	16	—	—	—	435
Other
Other products	6	13	21	3	22	—	65
	$700	$792	$281	$119	$36	$—	$1,928

Three Months Ended September 30, 2019
By product type and family:	Siding	OSB	EWP	South America	Other	Inter-segment	Total
Value-add
SmartSide®	$213	$—	$—	$4	$—	$—	$217
Fiber siding	28	—	—	—	—	—	28
CanExel® siding	—	—	—	—	15	—	15
OSB - Structural Solutions	—	96	2	32	—	—	130
LVL	—	—	37	—	—	—	37
LSL	—	—	12	—	—	—	12
I-Joist	—	—	39	—	—	—	39
	241	96	91	36	15	—	478
Commodity
OSB - commodity	1	100	—	—	—	(1)	100
Plywood	—	—	7	—	—	—	7
	1	100	7	—	—	(1)	107

Other
Other products	2	2	8	1	6	—	19
	$244	$197	$105	$36	$21	$(1)	$603

Nine Months Ended September 30, 2019
By product type and family:	Siding	OSB	EWP	South America	Other	Inter-segment	Total
Value-add
SmartSide®	$600	$—	$—	$14	$—	$—	$614
Fiber siding	79	—	—	—	—	—	79
CanExel® siding	—	—	—	—	38	—	38
OSB - Structural Solutions	—	295	7	105	—	—	406
LVL	—	—	108	—	—	—	108
LSL	—	—	40	—	—	—	40
I-Joist	—	—	103	—	—	—	103
	679	295	257	119	38	—	1,387
Commodity
OSB - commodity	9	304	3	—	—	(4)	312
Plywood	—	—	19	—	—	—	19
	9	304	22	—	—	(4)	331

Other
Other products	7	6	23	2	16	—	55
	$695	$605	$303	$121	$53	$(4)	$1,773

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

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income attributed to LP
Weighted average common shares outstanding - basic	112	121	112	125
Dilutive effect of employee stock plans	1	1	1	1
Shares used for diluted earnings per share	113	122	113	126
Earnings per share:
Basic earnings	$1.58	$0.02	$2.16	$0.37
Diluted earnings	$1.57	$0.02	$2.15	$0.36

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

During the nine months ended September 30, 2020, we sold our auction rate securities (ARS) and recognized a $3 million gain on available for sale securities, which is included in investment income in the Condensed Consolidated Statements of Income. Available for sale securities were $5 million as of December 31, 2019.

Trading securities consist of rabbi trust financial assets, which are recorded in other assets in our Condensed Consolidated Balance Sheets. The assets of the rabbi trust are invested in mutual funds and are reported at fair value based on active market quotations, which represent Level 1 inputs. The assets of the rabbi trust were $4 million at September 30, 2020, and December 31, 2019.

We estimated our 4.875% Senior Notes due in 2024 (2024 Senior Notes) to have a fair value of $360 million as of September 30, 2020, based upon market quotations. Our 2024 Senior Notes and other long-term debt are categorized as Level 1 in the U.S. GAAP fair value hierarchy. Fair values are based on trading activity among the Company’s lenders and the average bid and ask price as determined using published rates.

There were no outstanding amounts borrowed under our Amended Credit Facility as of September 30, 2020.

Carrying amounts reported on the balance sheet for cash and cash equivalents, accounts receivables, and accounts payable approximate fair value due to the short-term maturity of these items. During the three and nine months ended September 30, 2020, and 2019, no adjustments were recognized associated with the fair value of these assets.

NOTE 5. RECEIVABLES

Receivables consisted of the following:

	September 30, 2020	December 31, 2019
Trade receivables	$183	$111
Income tax receivable	26	35
Other receivables	21	19
Allowance for doubtful accounts	(2)	(1)
Total	$228	$164

Trade receivables are primarily generated by sales of our products to our wholesale and retail customers. Other receivables as of September 30, 2020, and December 31, 2019, primarily consist of sales tax receivables, vendor rebates, a receivable associated with an affiliate, and other miscellaneous receivables.

NOTE 6. INVENTORIES

Inventories are valued at the lower of cost or net realizable value. Inventory cost includes materials, labor, and operating overhead. The major types of inventories are as follows (work in process is not material and is included in Semi-finished inventory below):

	September 30, 2020	December 31, 2019
Logs	$39	$47
Other raw materials	35	32
Semi-finished inventory	21	26
Finished products	143	160
Total	$238	$265

NOTE 7. DIVESTITURES

In February 2020, the Company entered into a joint agreement with Maibec, Inc. (Maibec) to sell LP’s East River facility located in Nova Scotia, Canada (the East River facility), as well as the assets and brand rights for CanExel®, the fiber-based prefinished siding product manufactured at that facility. In June 2020, we completed the sale to Maibec for a total purchase price of $17 million, $15 million of which was paid in cash in connection with the closing and $2 million of which is payable under a promissory note due in three equal annual installments beginning in June 2021. The current portion is included in prepaid expenses and other current assets and the long-term portion is included in other assets within the Condensed Consolidated Balance Sheet. We recognized a gain on sale of $2 million for the nine month period ended September 30, 2020, within other operating credits and charges, net in the Condensed Consolidated Statements of Income.

The total net carrying value of assets related to the East River facility and CanExel® at the date of sale was $14 million, consisting primarily of approximately $10 million and $5 million of inventories and property, plant, and equipment, net, respectively.

The Condensed Consolidated Statements of Income for the nine months ended September 30, 2020, include net sales of $14 million, related to the divested East River facility and assets and brand rights for CanExel®. The Condensed Consolidated Statements of Income for the nine months ended September 30, 2019, include net sales of $38 million, related to the East River facility.

NOTE 8. GOODWILL AND OTHER INTANGIBLES

Goodwill and indefinite-lived intangible assets are not amortized and are subject to assessment for impairment by applying a fair value based test on an annual basis or more frequently if circumstances indicate a potential impairment. The Company’s annual assessment date is October 1.

During the second quarter of 2020, we performed an interim evaluation of impairment on the goodwill associated with our off-site construction operation Entekra Holdings, LLC (Entekra) due in part to the impacts of the COVID-19 pandemic on this reporting unit. As a result, we recognized a non-cash impairment charge of $5 million for the nine month period ended September 30, 2020, within loss on impairment in the Condensed Consolidated Statements of Income. We applied a discounted cash flow model in which cash flows are projected using internal forecasts over future periods, plus a terminal value, and were discounted to present value using a risk-adjusted rate of return. The cash flow forecasts included estimates of growth rates based on our current views of the long-term outlook of the reporting unit and may materially differ from actual results. The discount rate assumptions were based on an assessment of the risk inherent in the future cash flows of each reporting unit using industry, peer group, and company-specific information.

Changes in goodwill and other intangible assets as of September 30, 2020, are provided in the following table:

	Timber licenses[1]	Goodwill	Developed Technology	Trademark
Beginning balance December 31, 2019	$38	$30	$20	$3
Acquisition	—	—	—	—
Impairment charge	—	(5)	—	—
Amortization	(3)	—	(1)	—
Ending balance September 30, 2020	$35	$25	$19	$3

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

The components of redeemable noncontrolling interest are as follows:

Dollar amounts in millions
Beginning balance December 31, 2019	$10
Purchase of redeemable common and preferred stock	—
Adjustment to redemption value (through accumulated paid in capital)	2
Net loss attributable to noncontrolling interest	(1)
Impairment charge attributed to noncontrolling interest	(1)
Ending balance September 30, 2020	$11

NOTE 10. LONG TERM DEBT

The following table summarizes our outstanding debt:

	September 30, 2020	December 31, 2019
2024 Senior Notes	$350	$350
Amended Credit Facility	—	—
Financing leases	1	1
Unamortized debt costs	(3)	(3)
Total	348	348
Less: current portion	—	—
Long-term portion	$348	$348

In March 2020, we borrowed $350 million under our revolving credit facility dated as of June 27, 2019 (the Credit Facility) with American AgCredit, PCA, as administrative agent and CoBank, ACB, as a letter of credit issuer, as a precautionary measure, to ensure funds were available to meet our obligations for a substantial period of time in response to the COVID-19 pandemic. On May 1, 2020, we entered into an amendment to our the Credit Facility to provide a total capacity of $550 million and on May 27, 2020, we entered into a second amendment to the Credit Facility (as amended, the Amended Credit Facility), which modified certain representations and warranties included in the Credit Facility related to the impacts of the ongoing COVID-19 pandemic on the Company’s business, operations or financial conditions as more particularly set forth in the second amendment.

The Amended Credit Facility provides for revolving credit facilities in the aggregate principal amount of up to $550 million, with a $60 million sub-limit for letters of credit. The initial $350 million revolving facility provided pursuant to the Credit Facility (Revolving A Loan) terminates, and all loans made thereunder become due, on June 27, 2024. The incremental $200 million revolving facility provided pursuant to the Amended Credit Facility in May 2020 (Revolving B Loan) terminates, and all loans made thereunder become due, on May 1, 2023. Certain of LP’s existing and future wholly-owned domestic subsidiaries may guaranty our obligations under the Amended Credit Facility and, subject to certain limited exceptions, provide security through a lien on substantially all the personal property of these subsidiaries. We repaid the $350 million in June 2020 and there were no outstanding amounts borrowed under the Amended Credit Facility as of September 30, 2020.

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

In March 2020, LP entered into a letter of credit facility agreement (Letter of Credit Facility) with Bank of America, N.A., which provides for the funding of letters of credit up to an aggregate outstanding amount of $20 million, which may be secured by certain cash collateral of LP. The Letter of Credit Facility includes an unused commitment fee, due quarterly, ranging from 0.50% to 1.875% of the daily available amount to be drawn on each letter of credit issued under the Letter of Credit Facility. The Letter of Credit Facility is subject to similar affirmative, negative, and financial covenants as those set forth in the Amended Credit Facility, including capitalization ratio and minimum net worth covenants.

As of September 30, 2020, we were in compliance with all financial covenants under the Amended Credit Facility.

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

The tax provision for income taxes for the nine months ended September 30, 2020, reflected an estimated annual tax rate of 26%, compared with 30% for the nine months ended September 30, 2019. The effective tax rate, including discrete items, for the three months ended September 30, 2020, was 25% compared to 85% for the comparable period in 2019. The effective tax rate, including discrete items, for the nine months ended September 30, 2020, was 27% compared to 23% for the comparable period in 2019. The increase in the year to date effective tax rate was primarily due to the effect of discrete items discussed below.

We recognized a net discrete tax expense of $3 million during the nine months ended September 30, 2020, primarily related to the surrender of a corporate-owned life insurance contract and a sale of ARS, partially offset by excess tax benefits from stock-based compensation. During the nine months ended September 30, 2019, we recognized a net discrete tax benefit of $4 million, primarily related to excess tax benefits from stock-based compensation.

NOTE 12. COMMITMENTS AND CONTINGENCIES

We maintain reserves for various contingent liabilities as follows:

	September 30, 2020	December 31, 2019
Environmental reserves	$11	$10
Other reserves	—	—
Total contingencies	11	10
Current portion (included in other current liabilities)	(2)	(2)
Long-term portion (included in other long-term liabilities)	$9	$8

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

Environmental Matters

We maintain a reserve for undiscounted estimated environmental loss contingencies. This reserve is primarily for estimated future costs of remediation of hazardous or toxic substances at numerous sites currently or previously owned by the Company. Our estimates of our environmental loss contingencies are based on various assumptions and judgments, the specific nature of which varies considering the particular facts and circumstances surrounding each environmental loss contingency. These estimates typically reflect assumptions and judgments as to the probable nature, magnitude and timing of the required investigation, remediation and/or monitoring activities and the probable cost of these activities, and in some cases reflect assumptions and judgments as to the obligation or willingness and ability of third parties to bear a proportionate or allocated share of the cost of these activities. Due to the numerous uncertainties and variables associated with these assumptions and judgments, and the effects of changes in governmental regulation and environmental technologies, both the precision and reliability of the resulting estimates of the related contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to environmental loss contingencies and, as additional information becomes known, may change our estimates significantly. During the three and nine months ended September 30, 2020, we recognized a charge of $2 million related to additional estimated environmental costs to be paid by a third party associated with a non-operating site.

Other Proceedings

We and our subsidiaries are parties to other legal proceedings. Based on the information currently available, management believes the resolution of such proceedings will not have a material adverse effect on our financial position, results of operations, cash flows, or liquidity.

NOTE 13. IMPAIRMENT OF LONG-LIVED ASSETS

We review the carrying values of our long-lived assets for potential impairments and believe we have adequate support for the carrying value of our long-lived assets. If demand and pricing for our products fall to levels significantly below cycle average demand and pricing, or should we decide to invest capital in alternative projects, or should changes occur related to our wood supply for our mills, it is possible that future impairment charges will be required. As of September 30, 2020, we believe the current impacts of the COVID-19 pandemic did not warrant an impairment of our long-lived assets. However, future changes in the long-term effects of the COVID-19 pandemic on the demand and pricing of our products may result in future impairment charges, including curtailed facilities.

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

During the three and nine months ended September 30, 2020, we recorded $1 million and $9 million, respectively, in pre-tax impairment charges primarily related to our fiber producing assets at a Siding facility. These impairment charges reflect the announced, accelerated conversion of this facility from fiber production to pre-finishing in February 2020.

NOTE 14. PRODUCT WARRANTIES

We offer warranties on the sale of most of our products and record an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The activity in warranty reserves for the three and nine months ended September 30, 2020, and 2019, is summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Beginning balance	$8	$9	$8	$14
Accrued to expense	—	—	1	1
Reduced to other operating credits and charges	—	—	—	(4)
Payments made	—	(1)	(1)	(2)
Total warranty reserves	8	9	8	9
Current portion of warranty reserves (included in other current liabilities)	(2)	(2)	(2)	(2)
Long-term portion of warranty reserves (included in other long-term liabilities)	$6	$7	$6	$7

We continue to monitor warranty and other claims associated with these products and believe as of September 30, 2020, that the warranty reserve balances associated with these matters are adequate to cover future warranty payments. However, it is possible that additional changes may be required in the future.

NOTE 15. DEFINED BENEFIT PENSION PLANS

The following table summarizes our net periodic pension cost for our defined benefit pension and postretirement plans during the three and nine months ended September 30, 2020, and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Service cost	$—	$1	$1	$3
Other components of net periodic pension cost[1]:
Interest cost	2	3	7	9
Expected return on plan assets	(4)	(4)	(11)	(11)
Amortization of prior service cost	1	—	1	—
Amortization of net loss	1	1	4	4
Net periodic pension cost	$—	$2	$2	$5
1Other components of net periodic pension cost are included in other non-operating items on our Condensed Consolidated Statements of Income.

NOTE 16. ACCUMULATED COMPREHENSIVE INCOME (LOSS)

Other comprehensive income activity, net of tax, is provided in the following table for the three and nine months ended September 30, 2020, and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Pension[1]
Balance at beginning of period	$(87)	$(91)	$(89)	$(93)
Amounts reclassified from accumulated other comprehensive loss to income [2]	1	1	3	3
Total other comprehensive income	1	1	3	3
Balance at end of period	(86)	(90)	(86)	(90)
Translation Adjustments
Balance at beginning of period	(88)	(54)	(67)	(57)
Translation adjustments	4	(10)	(17)	(7)
Balance at end of period	(84)	(64)	(84)	(64)
Other
Balance at beginning of period	—	3	3	3
Unrealized gains on securities, net of reversals	—	—	(3)	(1)
Balance at end of period	—	3	—	3
Accumulated other comprehensive loss, end of period	$(170)	$(152)	$(170)	$(152)

1 Amounts are presented net of tax.
2 Amounts of actuarial loss and prior service cost are components of net periodic benefit cost.

NOTE 17. OTHER OPERATING AND NON-OPERATING INCOME

Other operating credits and charges, net

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Reorganization charges	$(1)	$(2)	$(5)	$(5)
Canadian wage subsidies	5	—	9	—
Product-line discontinuance charges	1	—	(9)	—
Environmental costs	(2)	—	(2)	—
Severance and other charges associated with curtailment	—	(2)	—	(3)
Adjustment to product-related warranty reserves	—	—	—	4
Other	—	—	2	1
	$3	$(3)	$(5)	$(2)

During the three and nine months ended September 30, 2020, we recognized a charge of $2 million related to additional estimated environmental costs to be paid by a third party associated with a non-operating site. We incurred severance and other charges of $1 million and $5 million for the three and nine months ended September 30, 2020, respectively, related to certain reorganizations and product-line discontinuance. We received $5 million and $9 million of Canadian wage subsidies during the three and nine months ended September 30, 2020, respectively. Additionally, we recorded a recovery of $1 million and charges of $9 million for the three and nine months ended September 30, 2020, respectively, related to the discontinuance of our fiber product (primarily related to fiber inventory adjustments to net realizable values).

During the nine months ended September 30, 2019, we reduced our product-related warranty reserves by $4 million. Additionally, we recorded a charge of $3 million and $8 million for the three and nine months ended September 30, 2019, respectively, related to severance associated with certain reorganizations within the corporate office and severance and other charges associated with planned curtailments.

Non-operating income

Non-operating income is comprised of the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Interest expense	$(5)	$(5)	$(16)	$(14)
Amortization of debt charges	—	—	(1)	(1)
Capitalized interest, net of reversals	—	(1)	—	1
Interest expense	(5)	(6)	(17)	(14)

Interest income	—	2	1	8
Gain on sale of auction rate securities	—	—	3	—
SERP market adjustments	—	—	(1)	1
Investment income	—	2	3	9

Net periodic pension cost, excluding service cost	—	(1)	(1)	(2)
Gain on acquisition of controlling interest	—	—	—	14
Foreign currency gain (loss)	—	—	5	(4)
Other non-operating items	$—	$(1)	$4	$8

NOTE 18. SELECTED SEGMENT DATA

We operate in four segments: Siding, OSB, EWP, and South America. Our business units have been aggregated into these four segments based upon the similarity of economic characteristics, customers, and distribution methods. Our results of operations are summarized below for each of these segments separately as well as for the “Other” category, which comprises other products that are not individually significant. Our LP CanExel® prefinished siding was reclassified from Siding to Other during the nine months ended September 30, 2020, reflecting changes in organizational structure and, accordingly, the information that the chief operating decision maker uses to evaluate performances and allocate resources to the segments. All prior periods presented have been adjusted for comparability.

We evaluate the performance of our business segments based on net sales and Adjusted EBITDA. Accordingly, our chief operating decision maker evaluates performance and allocates resources based primarily on net sales and Adjusted EBITDA for our business segments. Adjusted EBITDA is a non-GAAP financial measure and is defined as income attributed to LP before interest expense, provision for income taxes, depreciation and amortization, and excludes stock-based compensation expense, loss on impairment attributed to LP, product-line discontinuance charges, other operating credits and charges, net, loss on early debt extinguishment, investment income, and other non-operating items.

Information about our product segments is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net sales
Siding	$268	$244	$700	$695
OSB	368	197	792	605
EWP	103	105	281	303
South America	45	36	119	121
Other	11	21	36	53
Intersegment sales	—	(1)	—	(4)
Total sales	$795	$603	$1,928	$1,773
PROFIT BY SEGMENT
Net income	$177	$1	$241	$42
Add (deduct):
Net loss attributed to noncontrolling interest	—	1	2	3
Income attributed to LP	177	2	243	46
Provision for income taxes	60	3	88	13
Depreciation and amortization	28	29	84	89
Stock-based compensation expense	5	2	8	6
Loss on impairment attributed to LP	1	5	15	6
Other operating credits and charges, net	(2)	3	(4)	2
Product-line discontinuance charges	(1)	—	9	—
Interest expense	5	6	17	14
Investment income	—	(2)	(3)	(9)
Other non-operating items	—	1	(4)	(8)
Adjusted EBITDA	$273	$49	$453	$160

Siding	$76	$44	$169	$128
OSB	189	(1)	270	4
EWP	9	6	21	22
South America	11	7	29	27
Other	(5)	(1)	(13)	(1)
Corporate	(7)	(6)	(23)	(20)
Adjusted EBITDA	$273	$49	$453	$160

NOTE 19. SUBSEQUENT EVENTS

In the first quarter of 2020, the Board of Directors authorized the repurchase of $200 million of LP’s common stock, and during the nine months ended September 30, 2020, LP paid $29 million for 0.9 million shares of its common stock under this authorization. From September 30, 2020, to November 4, 2020, LP has paid $71 million for 2.3 million shares of its common stock.

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

Impact of COVID-19

The COVID-19 pandemic did not materially impact our results of operations for the three and nine months ended September 30, 2020, but continues to have a significant adverse effect on many sectors of the economy and the overall financial condition in the U.S. LP is continuing to follow national, state and local health and safety guidelines while it operates to provide LP products to support critical infrastructure needs. Employees able to work from home have continued to do so. LP has rigorous cleaning and social distancing protocols as outlined by the Centers for Disease Control and Prevention (CDC). LP is running full mill operating schedules as of September 30, 2020. However, the duration of the COVID-19 pandemic, the actions to contain the pandemic and mitigate its impacts, and the effects on our operations cannot be reasonably estimated.

As of September 30, 2020, there were no outstanding amounts borrowed under our Amended Credit Facility and we had $420 million of cash and cash equivalents. In response to the current business environment as impacted by COVID-19, we took precautionary measures and adjusted our operational needs, including a significant reduction in capital spending, during the first and second quarters of 2020. We have continued to evaluate the effects of the COVID-19 pandemic and will make appropriate operating adjustments in the future, as necessary.

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

Demand for our Building Products

Demand for our products correlates positively with new home construction and repair and remodeling activity in North America, which historically have been characterized by significant cyclicality. The COVID-19 pandemic did not have an adverse impact on the new home construction or repair and remodel activity during the third quarter of 2020.

The U.S. Department of Census reported on October 20, 2020, that actual single housing starts were 15% higher in the third quarter of 2020 as compared to the same period in 2019. Repair and remodeling activity is difficult to reasonably measure, but many indications, including the substantial increase in LP’s retail sales, suggest that it grew significantly in the third quarter of 2020.

While we expect demand for new home construction and repair and remodel activity to continue to be impacted by the COVID-19 pandemic, its impact on our results of operations, cash flows, financial position, and the related financial impacts cannot be reasonably estimated at this time.

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

Non-GAAP Financial Measures and Other Key Performance Indicators

In evaluating our business, we utilize non-GAAP financial measures that fall within the meaning of SEC Regulation G and Regulation S-K Item 10(e), which we believe provide users of the financial information with additional meaningful comparison to prior reported results. Non-GAAP financial measures do not have standardized definitions and are not defined by U.S. GAAP. In this quarterly report on Form 10-Q, we disclose income attributed to LP before interest expense, provision for income taxes, depreciation and amortization, and exclude stock-based compensation expense, loss on impairment attributed to LP, product-line discontinuance charges, other operating credits and charges, net, loss on early debt extinguishment, investment income, and other non-operating items (Adjusted EBITDA) which is a non-GAAP financial measure. We have included Adjusted EBITDA in this report because we view it as an important supplemental measure of our performance and believe that it is frequently used by interested persons in the evaluation of companies that have different financing and capital structures and/or tax rates. We also disclose income attributed to LP, which excludes loss on impairment attributed to LP, product-line discontinuance charges, interest outside of normal operations, other operating credits and charges, net, gain (loss) on acquisition, and adjusts for a normalized tax rate (Adjusted Income). We also disclose Adjusted Diluted EPS, calculated as Adjusted Income divided by diluted shares outstanding. We believe that Adjusted Diluted EPS and Adjusted Income are useful measures for evaluating our ability to generate earnings and that providing this measure should allow interested persons to more readily compare the earnings for past and future periods.

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

The following table presents significant items by operating segment and reconciles Net income to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$177	$1	$241	$42
Add (deduct):
Net loss attributed to noncontrolling interest	—	1	2	3
Income attributed to LP	177	2	243	46
Provision for income taxes	60	3	88	13
Depreciation and amortization	28	29	84	89
Stock-based compensation expense	5	2	8	6
Loss on impairment attributed to LP	1	5	15	6
Other operating credits and charges, net	(2)	3	(4)	2
Product-line discontinuance charges	(1)	—	9	—
Interest expense	5	6	17	14
Investment income	—	(2)	(3)	(9)
Other non-operating items	—	1	(4)	(8)
Adjusted EBITDA	$273	$49	$453	$160

Siding	$76	$44	$169	$128
OSB	189	(1)	270	4
EWP	9	6	21	22
South America	11	7	29	27
Other	(5)	(1)	(13)	(1)
Corporate	(7)	(6)	(23)	(20)
Adjusted EBITDA	$273	$49	$453	$160
The following table provides the reconciliation of Net income to Adjusted Income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$177	$1	$241	$42
Add (deduct):
Net loss attributed to noncontrolling interest	—	1	2	3
Income attributed to LP	177	2	243	46
Loss on impairment attributed to LP	1	5	15	6
Other operating credits and charges, net	(2)	3	(4)	2
Product-line discontinuance	(1)	—	9	—
Gain on acquisition of controlling interest	—	—	—	(14)
Reported tax provision	60	3	88	13
Adjusted income before tax	235	13	351	53
Normalized tax provision at 25%	(59)	(3)	(88)	(13)
Adjusted Income	$176	$10	$263	$40
Diluted shares outstanding	113	122	113	126
Adjusted Diluted EPS	$1.56	$0.08	$2.32	$0.32

In addition, management monitors certain key performance indicators to evaluate our business performance, which include our Overall Equipment Effectiveness (OEE) and our sales volume relative to housing starts, as provided by reports from the U.S. Department of Census. These key performance indicators are further described on page 38 of this quarterly report on Form 10-Q and are incorporated herein by reference.

Results of Operations

Our results of operations are separately discussed below for each of our segments, as well as for the “Other” category, which comprises other products that are not individually significant. See Note 18 of the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this quarterly report on Form 10-Q for further information regarding our segments.

SIDING

The Siding segment consists of LP® SmartSide® Trim & Siding and LP® Outdoor Building Solutions®. Our LP CanExel® prefinished siding was reclassified from Siding to Other during the nine months ended September 30, 2020. All prior periods presented have been adjusted for comparability.

Segment sales, Adjusted EBITDA, and Adjusted EBITDA margin for this segment were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Net sales	$268	$244	10%	$700	$695	1%
Adjusted EBITDA	76	44	73%	169	128	32%
Adjusted EBITDA margin	28%	18%		24%	18%
Sales in this segment by product line were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
SmartSide®	$260	$213	22%	$658	$600	10%
Fiber siding	6	28	(79)%	36	79	(54)%
Other	2	3	(33)%	6	16	(63)%
Total	$268	$244	10%	$700	$695	1%
Percent changes in average sales prices and unit shipments for the three and nine months ended September 30, 2020, compared to the three and nine months ended September 30, 2019, were as follows:

	Three Months Ended September 30, 2020 versus 2019		Nine Months Ended September 30, 2020 versus 2019
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
SmartSide®	3%	19%	1%	9%
Net sales increased by $24 million (or 10%) and by $5 million (or one percent) for the three and nine months ended September 30, 2020, respectively, compared to the corresponding periods in 2019. This is primarily due to SmartSide revenue increases of 22% (19% volume, 3% prices) and 10% (9% volume, 1% prices) for the three and nine months ended September 30, 2020, respectively. The strategic exit of fiber decreased revenue by $22 million and $43 million for the three and nine months ended September 30, 2020.

Adjusted EBITDA increased year over year by $32 million and $41 million, respectively, for the three and nine months ended September 30, 2020, primarily due to the increased SmartSide revenue, improved operating efficiency, and lower raw material costs, partially offset by a decrease in fiber sales.

OSB

The OSB segment manufactures and distributes OSB structural panel products including LP OSB and Structural Solutions products such as LP® TechShield® Radiant Barrier, LP® TopNotch® Sub-Flooring, LP Legacy® Premium Sub-Flooring, LP WeatherLogic® Air & Water Barrier, and LP® FlameBlock® Fire-Rated Sheathing.

Segment sales, Adjusted EBITDA, and Adjusted EBITDA Margin for this segment were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Net sales	$368	$197	87%	$792	$605	31%
Adjusted EBITDA	189	(1)	NA	270	4	NA
Adjusted EBITDA margin	51%	(1)%		34%	1%

Sales in this segment by product line were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
OSB - commodity	$198	$100	98%	$419	$304	38%
OSB - Structural Solutions	162	96	69%	360	295	22%
Other	8	2	300%	13	6	117%
Total	$368	$197	87%	$792	$605	31%
Percent changes in average sales prices and unit shipments for the three and nine months ended September 30, 2020, compared to the three and nine months ended September 30, 2019, were as follows:

	Three Months Ended September 30, 2020 versus 2019		Nine Months Ended September 30, 2020 versus 2019
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
OSB - commodity	120%	(6)%	53%	(9)%
OSB - Structural Solutions	73%	(3)%	32%	(7)%
Net sales increased by $171 million (or 87%) and $187 million (or 31%) for the three and nine months ended September 30, 2020, respectively, compared to the corresponding periods in 2019. OSB prices increased over the prior year by $179 million and $235 million for the three and nine month periods, partially offset by five percent and eight percent lower sales volume, respectively. Structural Solutions sales volume, as a percentage of total OSB segment sales volume, was 44% and 43% for the three and nine months ended September 30, 2020, respectively, compared to 43% and 42% in the comparable periods of 2019.

Adjusted EBITDA increased over the prior year by $190 million and $266 million for the three and nine months ended September 30, 2020, respectively, primarily due to increased OSB prices, lower raw material costs, and lower freight costs.

EWP

The EWP segment consists of LP® SolidStart® I-Joist (I-Joist), Laminated Veneer Lumber (LVL), Laminated Strand Lumber (LSL), and other related products. This segment also includes the sales of I-Joist and LVL products produced by the joint venture and sales of plywood produced as a by-product of the LVL production process.

Segment sales, Adjusted EBITDA, and Adjusted EBITDA margin for this segment were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Net sales	$103	$105	(2)%	$281	$303	(7)%
Adjusted EBITDA	9	6	50%	21	22	(5)%
Adjusted EBITDA margin	9%	5%		7%	7%
Sales in this segment by product line were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
I-Joist	$37	$39	(5)%	$106	$103	3%
LVL	35	37	(5)%	101	108	(6)%
LSL	14	12	17%	35	40	(13)%
Other, including OSB, plywood and related products	17	17	—%	39	52	(25)%
Total	$103	$105	(2)%	$281	$303	(7)%
Percent changes in average sales prices and unit shipments for the three and nine months ended September 30, 2020, compared to the three and nine months ended September 30, 2019, were as follows:

	Three Months Ended September 30, 2020 versus 2019		Nine Months Ended September 30, 2020 versus 2019
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
I-Joist	(5)%	(1)%	(4)%	7%
LVL	(1)%	(4)%	(1)%	(5)%
LSL	1%	13%	1%	(12)%

Net sales decreased by $2 million (or two percent) and by $22 million (or seven percent) and Adjusted EBITDA decreased by $3 million and $1 million for the three and nine months ended September 30, 2020, respectively, compared to the corresponding periods in 2019.

SOUTH AMERICA

Our South America segment manufactures and distributes OSB structural panel and siding products in South America and certain export markets. This segment has manufacturing operations in Chile and Brazil and operates sales offices in Chile, Brazil, Peru, Columbia and Argentina.

Segment sales, Adjusted EBITDA, and Adjusted EBITDA margin for this segment were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Net sales	$45	$36	25%	$119	$121	(2)%
Adjusted EBITDA	11	7	57%	29	27	7%
Adjusted EBITDA margin	24%	20%		24%	22%

Sales in this segment by product line were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
OSB - Structural Solutions	$40	$32	25%	$104	$105	(1)%
Siding	4	4	—%	12	14	(14)%
Other	1	1	—%	3	2	50%
Total	$45	$36	25%	$119	$121	(2)%
Percent changes in average sales prices and unit shipments for the three and nine months ended September 30, 2020, compared to the three and nine months ended September 30, 2019, were as follows:

	Three Months Ended September 30, 2020 versus 2019		Nine Months Ended September 30, 2020 versus 2019
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
OSB	(15)%	32%	(16)%	15%
Siding	(11)%	40%	(14)%	10%
Foreign currency changes lowered net sales and Adjusted EBITDA by $7 million and $1 million, respectively, for the three months ended September 30, 2020, compared to the corresponding period in 2019. For the nine months ended September 30, 2020, foreign currency changes lowered net sales and Adjusted EBITDA by $22 million and $2 million, respectively, compared to the corresponding period in 2019.  Excluding foreign currency changes, net sales in both the three and nine month periods increased as compared to the prior year due to higher OSB and Siding volumes (local and export), partially offset by higher imported resin costs.

OTHER PRODUCTS

Our Other products segment includes Entekra, remaining timber and timberlands, and other minor products, services, and closed operations, which are not classified as discontinued operations (such as LP CanExel® prefinished siding). During the nine months ended September 30, 2020, our LP CanExel® prefinished siding was reclassified from Siding to Other, reflecting changes in the organizational structure of the business.

Other net sales were $11 million and $36 million for the three and nine months ended September 30, 2020, respectively, as compared to $21 million and $53 million for the corresponding periods in 2019. Adjusted EBITDA was $(5) million and $(13) million for the three and nine months ended September 30, 2020, respectively, as compared to $(1) million for each of the corresponding periods in 2019.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $52 million and $157 million for the three and nine months ended September 30, 2020, respectively, as compared to $58 million and $172 million for the corresponding periods in 2019. The decrease in 2020 is primarily due to a reduction in travel, corporate overhead and sales related initiatives primarily driven by restrictions related to the COVID-19 pandemic.

INCOME TAXES

We recorded an estimated tax provision of $60 million and $88 million in the three and nine months ended September 30, 2020, respectively. We recorded an estimated tax provision of $3 million and $13 million in the three and nine months ended September 30, 2019, respectively. Each quarter the income tax accrual is adjusted to the latest estimate, and the difference from the previously accrued year-to-date balance is recorded in the current quarter. For 2020, the primary differences between the U.S. statutory rate of 21% and the effective rate relate to state income tax, foreign tax rates, stock-based compensation, the sale of our ARS and the redemption of our company-owned life insurance cash surrender value. For 2019, the primary differences between the U.S. statutory rate of 21% the effective rate related to state income tax, foreign tax rates, tax credits, and stock-based compensation.

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

OPERATING ACTIVITIES

During the three months ended September 30, 2020, and 2019, cash provided by operations was $218 million and $59 million, respectively. During the nine months ended September 30, 2020, cash provided by operations was $338 million compared to $58 million for the comparable period in 2019. The improvement in cash provided by operations for the three and nine month periods ended September 30, 2020, was primarily related to increases in OSB commodity pricing and increases in SmartSide® sales volume.

INVESTING ACTIVITIES

During the three months ended September 30, 2020, and 2019, cash used in investing activities was $13 million and $40 million, respectively. During the nine months ended September 30, 2020, and 2019, cash used in investing activities was $25 million and $90 million, respectively.

Capital expenditures for the three months ended September 30, 2020, and 2019, were $14 million and $37 million, respectively. Capital expenditures in the nine months end September 30, 2020, and 2019, were $53 million and $118 million, respectively. As a result of the outbreak of the COVID-19 pandemic, we reduced capital expenditure plans by 50% for the year 2020. We expect to fund our capital expenditures through cash on hand and cash generated from operations.

During the three and nine months ended September 30, 2020, we received $1 million and $15 million, respectively, in cash related to the divestiture of our East River facility and assets and brand rights of CanExel®. During the nine months ended September 30, 2020, we received $10 million related to the cash surrender value of the company-owned life insurance policy, and $3 million related to the sale of our ARS.

During the nine months ended September 30, 2019, we paid $7 million to acquire a prefinishing company and acquired $40 million of cash in connection with our acquisition of a controlling interest in Entekra and the resulting consolidation of Entekra's financial results.

FINANCING ACTIVITIES

During the three and nine months ended September 30, 2020, cash used in financing activities was $45 million and $84 million, respectively. During the three months ended September 30, 2020, we used $29 million to repurchase shares of LP common stock under the share repurchase program authorized by our Board of Directors on February 6, 2020, which authorized LP to repurchase up to $200 million of our common stock. During the three and nine months ended September 30, 2020, we paid cash dividends of $16 million and $49 million, respectively. In March 2020, we borrowed $350 million under our Amended Credit Facility as a precautionary measure due to the COVID-19 pandemic, and we repaid the outstanding balance in the second quarter of 2020. We also paid $1 million of financing costs associated with our Amended Credit Facility during the nine months ended September 30, 2020. Additionally, we used $5 million to repurchase stock from employees in connection with income tax withholding requirements associated with our employee stock-based compensation plans.

During the three and nine months ended September 30, 2019, cash used in financing activities was $60 million and $541 million, respectively. We used $42 million and $480 million during the three and nine months ended September 30, 2019, respectively, to repurchase shares of LP common stock under the share repurchase program authorized by our Board of Directors in February 2019, which authorized LP to repurchase up to $600 million of our common stock. We paid cash dividends of $16 million and $50 million during the three and nine months ended September 30, 2019, respectively. The remaining financing activities relate to repayment of long-term debt and the repurchase of stock from employees in connection with income tax withholding requirements associated with our employee stock-based compensation plans.

CREDIT FACILITY AND LETTER OF CREDIT FACILITY

The Amended Credit Facility provides for revolving credit facilities in the aggregate principal amount of up to $550 million, with a $60 million sub-limit for letters of credit. The Revolving A Loan terminates, and all loans thereunder become due, on June 27, 2024. The Revolving B Loan terminates, and all loans made thereunder become due, on May 1, 2023. As of September 30, 2020, we had no amounts outstanding under the Amended Credit Facility.

The Amended Credit Facility contains various restrictive covenants and customary events of default. The Amended Credit Facility also contains financial covenants that requires us and our consolidated subsidiaries to have, as of the end of each quarter, (i) a capitalization ratio (i.e., funded debt less unrestricted cash to total capitalization) of no more than 57.5% and (ii) a net worth of at least $475 million plus 70% of consolidated net income after December 31, 2019, without deduction for net losses.  As of September 30, 2020, we were in compliance with all financial covenants under the Amended Credit Facility. The Amended Credit Facility contains customary events of default, the occurrence of which could result in the acceleration of our obligation to repay the indebtedness outstanding thereunder. On May 27, 2020, LP entered into the second amendment to the Amended Credit Facility, which modified certain provisions to disregard, for purposes of the Company’s representations and warranties included in the Amended Credit Facility, the impacts of the ongoing COVID-19 pandemic on the Company’s business, operations or financial conditions that were disclosed to lenders or otherwise publicly available in the Company’s filings with the Securities and Exchange Commission prior to the First Amendment Effective Date (as defined in the Amended Credit Facility).

In March 2020, LP entered into the Letter of Credit Facility with Bank of America, N.A. (the Letter of Credit Facility), which provides for the funding of letters of credit up to an aggregate outstanding amount of $20 million, which may be secured by certain cash collateral of LP. The Letter of Credit Facility includes an unused commitment fee, due quarterly, ranging from 0.50% to 1.875% of the daily available amount to be drawn on each letter of credit issued under the Letter of Credit Facility. The Letter of Credit Facility is subject to similar affirmative, negative and financial covenants as those set forth in the Amended Credit Facility, including capitalization ratio and minimum net worth covenants. As of September 30, 2020, we were in compliance with all covenants under the Letter of Credit Facility.

OTHER LIQUIDITY MATTERS

Off-Balance Sheet Arrangements

As of September 30, 2020, we had standby letters of credit of $12 million outstanding related to collateral for environmental impact on owned properties, deposit for forestry license, and insurance collateral, including workers' compensation.

Potential Impairments

We review our mill and investment assets for potential impairments at least annually and believe we have adequate support for the carrying value of our assets as of September 30, 2020. We recognized a non-cash impairment charge of $5 million during the nine months ended September 30, 2020 related to goodwill assigned to the Entekra reporting unit in part due to the impacts of the COVID-19 pandemic on this reporting unit.

If demand and pricing for our products are significantly below cycle average demand and pricing, or should we decide to invest capital in alternative projects, or should changes occur related to our wood supply for these locations, it is possible that future impairment charges will be required. As of September 30, 2020, we believe the current impacts of the COVID-19 pandemic did not warrant impairments of our long-lived assets. The long-term effects of the COVID-19 pandemic on the demand and pricing of our products may result in future impairment charges.

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

We are exposed to market risk associated with changes in interest rates on our variable rate long-term debt. As of September 30, 2020, we had no outstanding amounts borrowed under our Amended Credit Facility. We do not currently have any derivative or hedging arrangements, or other known exposures, to changes in interest rates.

We historically have not entered into material commodity futures and swaps, although we may do so in the future.

ITEM 4.CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures

As of September 30, 2020, our Chief Executive Officer and Chief Financial Officer have carried out, with the participation of the Company's Disclosure Practices Committee and the Company's management, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2020, LP’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
KEY PERFORMANCE INDICATORS

We consider the following items to be key performance indicators because LP’s management uses these metrics to evaluate our business and trends, measure our performance, and make strategic decisions and believes that the key performance indicators presented provide additional perspective and insights when analyzing the core operating performance of LP. These key performance indicators should not be considered superior to, as a substitute for or as an alternative to, and should be considered in conjunction with, the U.S. GAAP financial measures presented herein. These measures may not be comparable to similarly-titled performance indicators used by other companies.

We monitor housing starts, which is a leading external indicator of residential construction in the United States that correlates with the demand for many of our products. We believe that this is a useful measure for evaluating our results and that providing this measure should allow interested persons to more readily compare our sales volume for past and future periods to an external indicator of product demand. Other companies may present housing start data differently and therefore, as presented by us, our housing start data may not be comparable to similarly-titled indicators reported by other companies.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Housing starts[1]:
Single-Family	284	246	716	674
Multi-Family	104	103	300	290
	388	349	1,016	964

[1] Actual U.S. Housing starts data reported by U.S. Census Bureau as published through October 20, 2020.

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

The following table sets forth North American sales volumes for the three months ended September 30, 2020, and 2019:

	Three Months Ended September 30, 2020				Three Months Ended September 30, 2019
Sales Volume	Siding	OSB	EWP	Total	Siding	OSB	EWP	Total
SmartSide® siding (MMSF)	395	—	—	395	332	—	—	332
SmartSide® fiber siding (MMSF)	22	—	—	22	56	—	—	56
OSB - commodity (MMSF)	—	531	—	531	4	565	—	569
OSB - Structural Solutions (MMSF)	—	406	—	406	1	419	5	425
I-Joist (MMLF)	—	—	28	28	—	—	28	28
LVL (MCF)	—	—	1,791	1,791	—	—	1,870	1,870
LSL (MCF)	—	—	850	850	—	—	751	751

The following table set forth North American sales volume for the nine months ended September 30, 2020, and 2019:

	Nine Months Ended September 30, 2020				Nine Months Ended September 30, 2019
Sales Volume	Siding	OSB	EWP	Total	Siding	OSB	EWP	Total
SmartSide® siding (MMSF)	1,005	—	—	1,005	926	—	—	926
SmartSide® fiber siding (MMSF)	83	—	—	83	161	—	—	161
OSB - commodity (MMSF)	—	1,533	—	1,533	47	1,685	17	1,749
OSB - Structural Solutions (MMSF)	—	1,142	—	1,142	4	1,229	16	1,249
I-Joist (MMLF)	—	—	78	78	—	—	73	73
LVL (MCF)	—	—	5,084	5,084	—	—	5,351	5,351
LSL (MCF)	—	—	2,122	2,122	—	—	2,418	2,418

We measure OEE of each of our mills to track improvements in the utilization and productivity of our manufacturing assets. OEE is a composite metric that considers asset uptime (adjusted for capital project downtime and similar events), production rates, and finished product quality. It should be noted that other companies may present OEE differently and, therefore, as presented by us, OEE may not be comparable to similarly-titled measures reported by other companies. We believe that when used in conjunction with other metrics, OEE can be a useful measure for evaluating our ability to generate profits, and that providing this measure should allow interested persons to more readily monitor operational improvements. OEE for the three and nine months ended September 30, 2020 and 2019, respectively, for each of our segments is listed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Siding	88%	85%	88%	86%
OSB	87%	86%	88%	86%
EWP	90%	78%	89%	80%
South America	75%	75%	72%	76%

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

Our business, financial condition, and results of operations may be adversely affected by global pandemics, including the recent COVID-19 pandemic. Our business, financial condition and results of operations have been and may be adversely affected if the COVID-19 pandemic continues to interfere with the ability of our employees, suppliers, customers, distributors, financing sources or others to conduct business or continues to negatively affects consumer confidence or the global economy.

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

We are uncertain of the potential full magnitude, duration, and timing of the business and economic impacts from the unprecedented public health effort to contain and combat the spread of COVID-19, which has previously included, and may in the future include, among other things, significant volatility in financial markets and a sharp decrease in the value of equity securities, including our common stock.

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

In addition to wood fiber, we also use a significant quantity of various resins in our manufacturing processes. Resin product costs are influenced by changes in the prices or availability of raw materials used to produce resins, primarily petroleum products, as well as demand for and availability of resin products. The selling prices of our products have not always increased in response to raw material cost increases. We are unable to determine to what extent, if any, we will be able to pass any future raw material cost increases through to our customers through product price increases. Our inability to pass increased costs through to our customers could have a material adverse effect on our financial condition, results of operations, and cash flows. In addition, supply disruptions in resin may impact our ability to produce our products or may cause production costs to increase.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 6, 2020, LP’s Board of Directors authorized LP to repurchase up to $200 million of shares of LP’s common stock (the “Share Repurchase Program”). LP may initiate, discontinue or resume purchases of its common stock under this authorization in the open market, in privately negotiated transactions or otherwise at any time or from time to time without prior notice.

The following shares of our common stock were repurchased under this authorization during the quarter ended September 30, 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Purchase Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In millions)
July 1, 2020 - July 31, 2020	—	$—	—	$—
August 1, 2020 - August 31, 2020	—	$—	—	$—
September 1, 2020 - September 30, 2020	925,862	$30.91	925,862	$171
Total for Third Quarter 2020			925,862	$171
1 On February 11, 2020, we announced that our Board of Directors authorized the Share Repurchase Program. As of September 30, 2020, $29 million has been used to repurchase our common stock under the Share Repurchase Program.

Additional repurchases of common stock may be made through open market, block and privately-negotiated transactions, including Rule 10b5-1 plans, at times and in such amounts as management deems appropriate, subject to market and business conditions, regulatory requirements and other factors.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certifications pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

104	Cover Page Interactive Data File (embedded with Inline XBRL document and contained in Exhibit 101)*
*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

LOUISIANA-PACIFIC CORPORATION

Date:	November 4, 2020	BY:	/S/ W. BRADLEY SOUTHERN
W. Bradley Southern
Chief Executive Officer

Date:	November 4, 2020	BY:	/S/ ALAN J.M. HAUGHIE
Alan J.M. Haughie
Executive Vice President and
Chief Financial Officer