Form 10-K
period 2020-12-31
LOUISIANA-PACIFIC CORP
filed 2021-02-18
CIK 60519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended	Commission File Number
December 31, 2020	1-7107
 _____________________________
LOUISIANA-PACIFIC CORPORATION
(Exact name of registrant as specified in its charter)

Delaware			93-0609074
(State of Incorporation)			(I.R.S. Employer Identification No.)

414 Union Street	Suite 2000
Nashville	TN	37219	(615)	986 - 5600
(Address of principal executive offices)			(Registrant’s telephone number including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $1 par value	LPX	New York Stock Exchange
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2,275,217,766.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 106,505,896 shares of Common Stock, $1 par value, outstanding as of February 12, 2021.

Documents Incorporated by Reference

Certain portions of the registrant's Definitive Proxy Statement for its 2021 Annual Meeting of Stockholders (which is expected to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's 2020 fiscal year) are incorporated by reference into Part III by this annual report on Form 10-K.
Except as otherwise specified and unless the context otherwise requires, references to “LP,” the “Company,” “we,” “us,” and “our” refer to Louisiana-Pacific Corporation and its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their businesses and other matters as long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statements. This annual report on Form 10-K contains, and other reports and documents we file with, or furnish to, the Securities and Exchange Commission (SEC) may contain, forward-looking statements. These statements are based upon the beliefs and assumptions of, and on information available to, our management.

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

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following:

•impacts from public health issues (including global pandemics, such as the ongoing COVID-19 pandemic) on the economy, demand for our products or our operations, including the actions and recommendations of governmental authorities to contain such public health issues;
•changes in governmental fiscal and monetary policies, including tariffs, and levels of employment;
•changes in general economic conditions, including impacts from the ongoing COVID-19 pandemic;
•changes in the cost and availability of capital;
•changes in the level of home construction and repair activity;
•changes in competitive conditions and prices for our products;
•changes in the relationship between supply of and demand for building products;
•changes in the financial or business conditions of third-party wholesale distributors and dealers;
•changes in the relationship between supply of and demand for raw materials, including wood fiber and resins, used in manufacturing our products;
•changes in the cost of and availability of energy, primarily natural gas, electricity, and diesel fuel;
•changes in the cost of and availability of transportation;
•impact of manufacturing our products internationally;
•difficulties in the launch or production ramp-up of newly introduced products;
•unplanned interruptions to our manufacturing operations, such as explosions, fires, inclement weather, natural disasters, accidents, equipment failures, labor disruptions, transportation interruptions, supply interruptions, public health issues (including pandemics and quarantines), riots, civil insurrection or social unrest, looting, protests, strikes and street demonstrations;
•changes in other significant operating expenses;
•changes in currency values and exchange rates between the U.S. dollar and other currencies, particularly the Canadian dollar, Brazilian real and Chilean peso;
•changes in, and compliance with, general and industry-specific laws and regulations, including environmental and health and safety laws and regulations, the U.S. Foreign Corrupt Practices Act and anti-bribery laws, laws related to our international business operations, and changes in building codes and standards;
•changes in tax laws, and interpretations thereof;
•changes in circumstances giving rise to environmental liabilities or expenditures;
•warranty costs exceeding our warranty reserves;
•challenge or exploitation of our intellectual property or other proprietary information by others in the industry;
•changes in the funding requirements of our defined benefit pension plans;

•the resolution of existing and future product-related litigation and other legal proceedings;
•the amount and timing of any repurchases of our common stock and the payment of dividends on our common stock, which will depend on market and business conditions and other considerations; and
•acts of public authorities, war, civil unrest, natural disasters, fire, floods, earthquakes, inclement weather and other matters beyond our control.

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

*	All or a portion of the referenced section is incorporated by reference from our Definitive Proxy Statement for our 2021 Annual Meeting of the Stockholders (which is expected to be filed with the SEC within 120 days after the end of our 2020 fiscal year).

PART I

ITEM 1.    Business

General

We are a leading provider of high-performance building solutions that meet the demands of builders, remodelers, and homeowners worldwide. We have leveraged our expertise serving the new home construction, repair and remodeling, and outdoor structures markets to become an industry leader known for innovation, quality, and reliability. Our customers are primarily homebuilding, retail, wholesale, and industrial businesses. Since our founding in 1972, LP has been Building a Better World™ by helping customers construct beautiful, durable homes. We are headquartered in Nashville, Tennessee, and as of December 31, 2020, we operated 25 plants across the U.S., Canada, Chile, and Brazil.

The table below summarizes the relative sizes of our business segments in 2020:

Segment	Net Sales (in millions)	Percentage of 2020 Net Sales
Siding	$959	34%
Oriented Strand Board (OSB)	1,220	44%
Engineered Wood Products (EWP)	389	14%
South America	169	6%
Other	52	2%
Intersegment	(1)	—%
	$2,788

Our Business Segments

Siding

We believe that we are the largest producer of engineered wood siding. Our Siding segment serves diverse end markets with a broad product offering, including LP® SmartSide® Trim & Siding, LP® SmartSide® ExpertFinish® prefinished siding, and LP Outdoor Building Solutions® products for premium outdoor buildings. Our SmartSide products consist of a full line of engineered wood siding, trim, soffit, and fascia. These products offer superior protection against hail, wind, moisture, fungal decay, and termites compared to solid wood. These products are used in new home construction, repair and remodeling projects, and outdoor structures such as sheds.

We intend to continue growing Siding sales and increase the breadth of our Siding product offerings. To do so, we plan to increase production capacity of these higher-margin, value-added products through the addition of new plants, additional conversion of existing OSB plants to SmartSide manufacturing plants, and the expansion of our pre-finished offerings. We will also continue to drive product innovation by utilizing our technological expertise in wood composites, overlays, chemical treatments, and durable and beautiful paints to better address the needs of our customers.

Oriented Strand Board (OSB)

OSB is an innovative, affordable and sustainable product made from wood strands, arranged in layers, and bonded with resin and wax. OSB serves many of the same uses as plywood, including roof decking, sidewall sheathing and floor underlayment, but can be produced at a significantly lower cost. Our OSB segment manufactures and distributes OSB structural panel products including our value-added OSB portfolio known as LP Structural Solutions (LP® TechShield® Radiant Barrier, LP WeatherLogic® Air & Water Barrier, LP Legacy® Premium Sub-Flooring, and LP® FlameBlock® Fire-Rated Sheathing) and LP® TopNotch® Sub-Flooring.

We intend to continue to grow sales of our Structural Solutions portfolio as a percentage of our total production and to aggressively manage cost through (i) the efficiency with which we operate our manufacturing facilities (measured in Overall Equipment Effectiveness, or OEE), (ii) the efficiency with which we convert sustainably harvested wood fiber into our products, and (iii) our ongoing work to optimize logistics and reduce other costs.

Engineered Wood Products (EWP)

Our EWP segment is comprised of LP® SolidStart® I-Joist (I-Joist), Laminated Veneer Lumber (LVL), and Laminated Strand Lumber (LSL) and other related products. This segment also includes the sale of I-Joists produced by our joint venture with Resolute Forest Products, Inc. In North America, we are one of the top three producers (including our joint venture production) of I-Joists, LVL, and LSL. Plywood manufactured by our LVL operations in British Columbia is also included in this segment. We believe that our engineered I-Joists, which are used primarily in residential and commercial flooring and roofing systems and other structural applications, are stronger, lighter, straighter, and more sustainable than conventional lumber joists of similar dimensions. Our LVL and LSL are high-grade, value-added structural products used in applications where extra strength and quality are required, such as headers and beams.

On February 16, 2021, we announced (i) that LSL production will cease during 2021 in connection with the conversion of the Houlton, Maine facility to SmartSide production and (ii) our decision to explore strategic alternatives with respect to the remaining EWP segment, including a possible sale in whole or in part.

South America

Our South American segment manufactures and distributes OSB structural panel and siding products in South America and certain export markets. This segment also distributes and sells related products to encourage the region’s transition to wood frame construction. We believe that we are the leading producer of OSB and siding in South America, and we are positioned to capitalize on the growing demand for wood-based residential construction in South America.

Our Business Strategy

Grow Our Siding Business. We believe that our leadership position in treated engineered wood siding positions us to benefit from demand growth, particularly as sustainable engineered wood continues to displace alternative siding materials such as vinyl, fiber cement, and other materials. We have consistently grown our Siding segment above the underlying market growth rates, and this segment is less sensitive to new housing market cyclicality as over 50% of SmartSide demand comes from other markets, including sheds and repair and remodeling. We believe that long-term market trends and demographics suggest continued growth in demand for sustainable engineered wood siding in these markets, which we are well-positioned to meet.

On February 16, 2021, we announced a phased capacity expansion strategy for SmartSide. In 2021, we will start the conversion of our Houlton, Maine mill from the production of LSL and OSB to SmartSide. This expansion strategy will also include the conversion of our OSB mill in Sagola, Michigan, to SmartSide production sometime after siding production begins at the Houlton mill. The conversion of these two facilities will add approximately 520 million square feet of SmartSide capacity and remove 670 million square feet of OSB capacity (on a 3/8" basis).

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

Focus on Operating Efficiency, Cost Reduction, and Portfolio Optimization. We continue to improve the OEE of our manufacturing facilities. Our OEE programs have produced excellent returns and generated many best practices that have been applied across our manufacturing system. Given these initiatives and the strategic locations of many of our facilities, we believe that we are very competitive with regard to average delivered cost.

As market conditions change, we will continue to adapt our product mix, selectively invest in new technologies that modernize our manufacturing facilities and manage our capacity to best match customer demand. We believe that these strategies optimize our portfolio and margins and enhance the quality and consistency of our earnings.

Pursue Selected Strategic Transactions. We continuously evaluate strategic investments in assets, businesses, and technologies as well as the performance of our businesses. We believe that our pursuit of these opportunities, if successful, could enable us to increase the size and scope of our businesses or joint ventures.

On February 16, 2021, we announced our decision to explore strategic alternatives with respect to the EWP segment, including a possible sale in whole or in part. We can give no assurance as to whether we will be able to identify any strategic alternatives that are likely to increase value to our stockholders.

Expand Internationally. We believe that our investments in South America will help us continue to satisfy the growing demand for wood-based residential construction in this region. Continued investments as a market leader in this region should allow us to capitalize on demand while diversifying our revenue mix and market cyclicality.

Our Market

Our sales and marketing efforts are primarily focused on traditional distribution, professional building products dealers, home centers, third-party wholesale buying groups, and end-users, particularly homeowners. The wholesale distribution channel includes a variety of specialized and broad-line wholesale distributors and dealers focused primarily on the supply of products for use by professional builders and contractors. The retail distribution channel includes large retail chains catering to the do-it-yourself (DIY) and repair and remodeling markets as well as smaller independent retailers.

Our Customers

We seek to maintain a broad customer base and a balanced approach to national distribution through both wholesale and retail channels. In 2020, our top ten customers accounted for approximately 46% of our sales. Our principal customers include the following:

•Wholesale distribution companies, which supply building materials to retailers on a regional, state or local basis;
•Distributors, who provide building materials to smaller retailers, contractors, and others;
•Building materials professional dealers that specialize in sales to professional builders, remodeling firms, and trade contractors that are involved in residential home construction and light commercial building;
•Retail home centers that provide access to consumer markets with a broad selection of home improvement materials and increasingly serve professional builders, DIY remodelers, and trade contractors; and
•Shed producers that design, construct, and distribute prefabricated residential and light commercial structures, including fully manufactured, modular, and panelized structures, for consumer and professional markets.

Our Competitors / Competition

The building products industry is highly competitive. We compete internationally with several thousand forest and building products firms, ranging from very large, fully integrated firms to smaller enterprises that may manufacture a few items. We also compete less directly with firms that manufacture substitutes for wood building products.

Our specialty products, including Siding, Structural Solutions OSB products, and EWP, generally compete based upon product features, benefits, quality, and availability. Our commodity OSB generally competes based upon price, quality, and availability of products.

Our Manufacturing

We operate manufacturing facilities throughout North and South America. Our facilities utilize the best available manufacturing techniques based on the needs of our businesses, and we continuously work to improve efficiency and productivity, as measured by OEE. We currently operate 22 strategically located manufacturing and production facilities in the U.S. and Canada, two facilities in Chile, and one facility in Brazil. We also operate additional facilities through our joint ventures in North America.

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

Raw Materials

Wood fiber is the primary raw material used in most of our operations, and the primary source of wood fiber is timber. The primary end-markets for timber harvested in the North America are manufacturers who supply: (1) the housing market where it is used in the construction of new housing and the repair and remodeling of existing housing; (2) the pulp and paper market; (3) commercial and industrial markets; (4) export markets; and (5) emerging biomass energy production markets. The supply of timber is limited by the availability of timberlands and access to the wood fiber. The availability of timberlands, in turn, is limited by several factors, including policies governing forest management, alternate uses of land, and loss to urban or suburban real estate development. Because wood fiber is subject to commodity pricing, the cost of various types of timber that we purchase in the market has, at times, fluctuated greatly due to weather, governmental regulations, or economic and other industry conditions. However, our mills are generally located near large and diverse supplies of timber. We source all our wood fiber sustainably, as certified by Sustainable Forestry Initiative Inc. (SFI) and Programme for the Endorsement of Forest Certification (PEFC).

In addition to wood fiber, we use significant quantities of various resins in our manufacturing processes. Resin product costs are influenced by changes in the prices of raw materials used to produce resin, primarily petroleum products and energy, as well as competing demand for resin products. Currently, we purchase most of our resin from three major suppliers. However, there can be no assurance that pricing or availability of resins will not be impacted by competing demand or supply chain disruptions due to significant weather events.

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

Seasonality

Our business is subject to seasonal variances, with demand for many of our products tending to be higher during the building season, which generally occurs in the second and third quarters in North America and the fourth and first quarters in South America, although demand was lower than usual in the second quarter of 2020 due to the COVID-19 pandemic. Occasionally, we engage in promotional activities designed to stimulate demand for our products, such as reducing our selling prices and providing extended payment terms, particularly at times when demand is otherwise reduced. We do this in an effort to better balance our inventory levels with demand, manage the logistics of our product shipments, and allow our production facilities to run efficiently.

Government Regulation

Our operations are subject to the laws and regulations of the United States and multiple foreign jurisdictions. These regulations, which differ among jurisdictions, include those related to financial and other disclosures, accounting standards, corporate governance, intellectual property, tax, trade, antitrust, employment, immigration and travel regulations, privacy, and anti-corruption. Additional information concerning legal and regulatory matters is set forth under “Risk Factors – Legal and Regulatory Risk Factors” in Item 1A of this annual report on Form 10-K.

We are subject to income taxes in the United States and foreign jurisdictions. Our provision for income taxes and the effective tax rate could be affected by numerous factors, including changes in applicable tax laws, interpretations of applicable tax laws, amount and composition of pre-tax income in jurisdictions with differing tax rates, and valuation of deferred tax assets. Additional information concerning tax matters is set forth under “Risk Factors – Regulatory and statutory changes applicable to us or our customers, including changes in effective tax rates or tax law, could adversely affect our financial condition and results of operations.” in Item 1A of this annual report on Form 10-K, and in Note 10 of the Notes to the Consolidated Financial Statements included in Item 8 of this annual report on Form 10-K.

Our operations are also subject to many environmental laws and regulations governing, among other things, the discharge of pollutants and other emissions on or into the land, water, and air, the disposal of hazardous substances or other contaminants, the remediation of contamination and the restoration and reforestation of timberlands. In addition, certain environmental laws and regulations impose liability and responsibility on present and former owners, operators, or users of facilities and sites for contamination at such facilities and sites without regard to causation or knowledge of contamination. Compliance with environmental laws and regulations can significantly increase the costs of our operations. In some cases, plant closures can invoke more rigorous compliance requirements. Violations of environmental laws and regulations can subject us to additional costs and expenses, including defense costs and expenses and civil and criminal penalties. We cannot guarantee that the environmental laws and regulations to which we are subject will not become more stringent or be more stringently implemented or enforced in the future.

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

Workforce and Employee Relations

Our employees are our most important assets and they are integral to our ability to achieve our strategic objectives. The continued success and growth of LP’s business depends, in large part, on our ability to attract, retain and develop a diverse population of talented and high-performing employees at all levels. We have developed key recruitment and retention strategies, objectives, and measures that we focus on as part of the overall management of LP, which will continue to support our efforts to succeed in a competitive labor market. These strategies, objectives and measures are the basis of our workforce management framework and are advanced through the following programs, policies and initiatives:

Labor Relations: We are committed to working collaboratively with the unions that represent some of our employees. As of December 31, 2020, we employed approximately 4,500 team members of which approximately 2,700, 1,000, and 800 were employed in the United States, Canada, and South America, respectively. Approximately 3,900 were employed at manufacturing facilities, and 900 team members were subject to collective bargaining agreements and/or national trade union agreements.

Health, Safety and Wellness: We are committed to the health, safety and wellness of our employees. Safety is a core principle and key value at LP, and we safeguard our people, projects, and reputation by maintaining a safety culture which strives to eliminate workplace incidents, risks, and hazards. Our innovative safety and health processes are at the forefront of everything we do. We provide our employees, contractors and guests with ongoing safety training to ensure that safety policies and procedures are effectively communicated and implemented. We also aim to start every meeting, every mill tour, and every morning at our manufacturing facilities with a message about safety. The success of our business is fundamentally connected to the safety and well-being of our people.

LP is committed to continual improvement of our health and safety performance. We establish internal, annual targets and seek continual safety performance improvements every year. One of the metrics that we carefully track is Total Incident Rate (TIR), a common industry measure of recordable incidents per 100 employees. We have established a targeted TIR of <1.0, which we believe represents industry-leading performance. We use this data to prioritize, manage and carefully track safety performance at all of our facilities and integrate sound safety practices to make a meaningful difference in every facet of our operations. To further enhance LP’s commitment to safety, we are also establishing a Serious Injury/Fatality (SIF) program. The SIF program is a proactive approach to address the most significant exposures our employees face on the job. We anticipate that the SIF program will enhance hazard recognition and employee engagement and drives our teams to evaluate controls to ensure we are incorporating improved levels of protection whenever possible.

In response to the COVID-19 pandemic, we formed a Pandemic Response Team, which is responsible for implementing COVID-19 safety protocols and procedures to protect our employees and the communities in which we operate. We manufacture products deemed essential to critical infrastructure industries, and as a result, all of our manufacturing facilities have continued to operate during the COVID-19 pandemic. Thus, since March 2020, we have continuously adopted safety protocols and procedures at all of our facilities and have utilized our best commercial efforts to comply with local, state and federal government regulations and health and safety standards, as well as Centers for Disease Control and Prevention (CDC) guidance. For a detailed discussion of the impact of the COVID-19 pandemic on our business, see “Risk Factors” in Item 1A of this Form 10-K.

Inclusion and Diversity: We embrace the diversity of our team members, customers, stakeholders and consumers, including their unique backgrounds, experiences, thoughts and talents, and are committed to continued efforts to increase diversity and foster an inclusive workplace. Everyone at LP is valued and appreciated for their distinct contributions to the growth and sustainability of our business. We strive to cultivate a culture and vision that supports and enhances our ability to recruit, develop and retain diverse talent at every level.

Our Human Resources Department and our executive management team provide oversight of our policies, programs and initiatives focusing on workforce diversity and inclusion, talent and development, and compensation and benefits and it is our policy to fully comply with all laws (domestic and foreign) applicable to equal employment opportunity and discrimination in the workplace.

Talent and Development: Our talent strategy is focused on attracting the best talent and recognizing and rewarding their performance, while continually developing, engaging and retaining our employees. We focus on the team member experience, removing barriers to engagement, further modernizing the human relations process, and continually improving equity and effectiveness of all talent practices.

Our talent development programs provide employees with the resources they need to help achieve their career goals, build management skills and lead the Company.

Compensation and Benefits: We strive to provide competitive compensation and benefits programs to help meet the needs of our employees and to provide the proper incentives to attract, retain and motivate them.

While subject to change, LP's current benefit programs may include, depending on country/region and employment position, stock awards granted pursuant to our stock award plans, awards granted under LP’s annual cash incentive award plan, a 401(k) Plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family medical leave, paid parental leave (maternity, paternity, adoption), employee emergency support fund, tuition assistance, and scholarship programs.

We also provide our employees and their families with access to a variety of innovative, flexible, and convenient health and wellness programs. These benefits provide protection and security so employees can have peace of mind concerning events that may impact their financial well-being. In addition, we offer employees the ability to customize benefit options to meet their needs and the needs of their families.

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

Segment and Price Trend Data

The following tables set forth, for each of the last three years: (1) our sales volumes, (2) housing starts and (3) OEE. We consider the following items to be key performance indicators because LP’s management uses these metrics to evaluate our business and trends, measure our performance, and make strategic decisions and believes that the key performance indicators presented provide additional perspective and insights when analyzing the core operating performance of LP. These key performance indicators should not be considered superior to, as a substitute for or as an alternative to, and should be considered in conjunction with, the U.S. GAAP financial measures presented herein. These measures may not be comparable to similarly-titled performance indicators used by other companies.

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

Sales Volume Information Summary

	Year Ended December 31, 2020
Sales Volume	Siding	OSB	EWP	Total
SmartSide (MMSF)	1,393	—	—	1,393		2020
Fiber siding (MMSF)	91	—	—	91	Housing starts[1]:
OSB - commodity (MMSF)	—	1,978	—	1,978	Single-Family	991
OSB - Structural Solutions (MMSF)	—	1,565	—	1,565	Multi-Family	389
I-Joist (MMLF)	—	—	109	109		1,380
LVL (MCF)	—	—	6,957	6,957
LSL (MCF)	—	—	2,711	2,711
	Year Ended December 31, 2019
Sales Volume	Siding	OSB	EWP	Total
SmartSide (MMSF)	1,234	—	—	1,234		2019
Fiber siding (MMSF)	204	—	—	204	Housing starts[1]:
OSB - commodity (MMSF)	47	2,144	17	2,208	Single-Family	888
OSB - Structural Solutions (MMSF)	3	1,599	19	1,621	Multi-Family	402
I-Joist (MMLF)	—	—	98	98		1,290
LVL (MCF)	—	—	7,015	7,015
LSL (MCF)	—	—	3,040	3,040
	Year Ended December 31, 2018
Sales Volume	Siding	OSB	EWP	Total
SmartSide (MMSF)	1,139	—	—	1,139		2018
Fiber siding (MMSF)	222	—	—	222	Housing starts[1]:
OSB - commodity (MMSF)	136	2,582	34	2,752	Single-Family	876
OSB - Structural Solutions (MMSF)	61	1,610	36	1,707	Multi-Family	374
I-Joist (MMLF)	—	—	86	86		1,250
LVL (MCF)	—	—	6,932	6,932
LSL (MCF)	—	—	3,694	3,694
1 Actual U.S. Housing starts data reported by U.S. Census Bureau is based upon information published through January 21, 2021.

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

Overall Equipment Effectiveness Summary

	Years Ended December 31,
	2020	2019	2018
Siding	89%	85%	84%
OSB	87%	86%	84%
EWP	89%	81%	N/A
South America	73%	76%	75%

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

Business and Operational Risk Factors

Our business, financial condition, and results of operations may be adversely affected by global pandemics, including the recent COVID-19 pandemic. Our business, financial condition, and results of operations have been and may be adversely affected if the COVID-19 pandemic continues to interfere with the ability of our employees, suppliers, customers, distributors, financing sources, or others to conduct business or continues to negatively affect consumer confidence or the global economy.

In March 2020, the World Health Organization (WHO) characterized the outbreak of COVID-19 as a global pandemic and recommended containment and mitigation measures. The United States declared a national emergency concerning the pandemic, and multiple states and municipalities have declared public health emergencies. Along with these declarations, there have been extraordinary and wide-ranging actions taken by international, federal, state and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions across the United States and the world, including quarantines and “stay-at-home” orders and similar mandates for many individuals to restrict daily activities substantially and for many businesses to curtail or cease normal operations. Although some restrictions have eased in some jurisdictions, there have been increasing rates of COVID-19 infection in regions across the United States and the world in recent months, which have yet to show substantial signs of decline, and some areas are re-imposing closures and other restrictions due to such increasing rates of COVID-19 cases. As a result, the COVID-19 pandemic is significantly affecting, and is likely to continue to affect, overall economic conditions in the United States.

The pandemic is a widespread health crisis that has affected large segments of the global economy, resulting in a rapidly changing market and economic activities. The pandemic and any preventative or protective actions that governments, our customers or suppliers or we may take, in addition to those already in place, with respect to COVID-19 may have a material adverse effect on our business or our supply of raw materials, production, distribution channels, and customers, including business shutdowns or disruptions for an indefinite period of time, reduced operations, restrictions on manufacturing or shipping products or reduced consumer demand. Any additional financial impact cannot be estimated reasonably at this time but may materially affect our business, financial condition, or results of operations. The extent to which COVID-19 continues to affect our results will depend on future developments, including whether there are additional outbreaks, mutations or related strains of the virus in locations where we operate, and the availability of, and prevalence of access to, effective medical treatments and vaccines for COVID-19, which are highly uncertain and cannot be predicted.

We are uncertain of the potential long-term impacts of the pandemic on our business, and the severity, duration, and timing of the business and economic impacts from the continuing, unprecedented public health effort to contain and combat the spread of COVID-19, which has previously included, and may in the future include, among other things, significant volatility in financial markets and a sharp decrease in the value of equity securities, including our common stock.

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

Our reliance on third-party wholesale distribution channels could impact our business. We offer our products directly and through a variety of third-party wholesale distributors and dealers. Adverse changes in the financial or business condition of these wholesale distributors and dealers or our customers, including as a result of the impacts arising from the COVID-19 pandemic, could subject us to losses and affect our ability to bring our products to market. One or more of our customers may experience financial difficulty, file for bankruptcy protection, or go out of business as a result of the COVID-19 pandemic's current and future effects, which could result in an increase in customer financial difficulties that affect us. The direct impact on us could include reduced revenues and write-offs of accounts receivable and negatively impact our operating cash flow. While we currently cannot estimate what those effects will be, if they are severe, the indirect impact could include impairments of intangible assets and reduced liquidity, among others. Any such adverse changes could have a material adverse effect on our business, financial position, liquidity, results of operations, and cash flows. Further, our ability to effectively manage inventory levels at wholesale distributor locations may be impaired under such arrangements, which could increase expenses associated with excess and obsolete inventory and negatively impact cash flows.

Unplanned events may interrupt our manufacturing operations, which may adversely affect our business. The manufacturing of our products is subject to unplanned events such as explosions, fires, inclement weather, natural disasters, accidents, equipment failures, labor disruptions, transportation interruptions, supply interruptions, public health issues (including pandemics and quarantines), riots, civil insurrection or social unrest, looting, protests, strikes, and street demonstrations. Operational interruptions could significantly curtail the production capacity of a facility for a period of time. We have redundant capacity and capability to produce many of our products within our manufacturing platform to mitigate our business risk from such interruptions, but major or prolonged interruptions could compromise our ability to meet our customers' needs. Delayed delivery of our products to customers who require on-time delivery from us may cause customers to purchase alternative products at a higher cost, reschedule their own production, or incur other incremental costs. Customers may be able to pursue financial claims against us for their incremental costs, and we may incur costs to correct such problems in addition to any liability resulting from such claims. Interruptions may also harm our reputation among actual and potential customers, potentially resulting in a loss of business. To the extent these losses are not covered by insurance, our financial position, results of operations, and cash flows could be adversely affected by such events.

We may experience difficulties in the launch or production ramp-up of new products, which could adversely affect our business. As we ramp up manufacturing processes for newly introduced products, we may experience difficulties, including manufacturing disruptions, delays, or other complications, which could adversely impact our ability to serve our customers, our reputation, our costs of production, and, ultimately, our financial position, results of operations and cash flows.

Cybersecurity risks related to the technology used in our operations and other business processes, as well as security breaches of company, customer, employee, or vendor information, could adversely affect our business. We rely on various information technology systems to capture, process, store, and report data and interact with customers, vendors, and employees. Despite careful security and controls design, implementation, updating, and internal and independent third-party assessments, our information technology systems, and those of our third-party providers, could become subject to security breaches, cyber-attacks, employee misconduct, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. Network, system, and data breaches could result in misappropriation of sensitive data or operational disruptions, including interruption to systems availability and denial of access to and misuse of applications required by our customers to conduct business with us. In addition, hardware and operating system software and applications that we procure from third parties may contain defects in design or manufacture, including "bugs" and other problems that could unexpectedly interfere with the operation of the systems. Misuse of internal applications, theft of intellectual property, trade secrets, or other corporate assets, and inappropriate disclosure of confidential information could stem from such incidents. A breach in cybersecurity could result in manipulation and destruction of sensitive data, cause critical systems to malfunction, be damaged or shut down, and lead to disruption to our operations and production downtimes, potentially for lengthy periods of time. Theft of personal or other confidential data and sensitive proprietary information could also occur as a result of a breach in cybersecurity, exposing us to costs and liabilities associated with privacy and data security laws in the jurisdictions in which we operate. Furthermore, we face additional cybersecurity risks related to our employees in administrative functions continuing to work remotely as a result of the COVID-19 pandemic. While we have security measures in place that are designed to protect customer and other sensitive information and the integrity of our information technology systems and prevent data loss and other security breaches, our security measures or those of our third-party service providers may not be sufficiently broad in scope to protect all relevant information, may not function as planned, or could be breached as a result of third-party action, employee or vendor error, malfeasance, or otherwise. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement sufficient control measures to defend against these techniques. Once a security incident is identified, we may be unable to remediate or otherwise respond to such an incident in a timely manner. Additionally, a breach could expose us, our customers, our suppliers, and our employees to risks of misuse of such information. Such negative consequences of cyberattacks or security breaches could adversely affect our reputation, competitive position, business, or results of operations. The lost profits and increased costs related to cyber or other security threats or disruptions may not be fully insured against or indemnified by other means. A security failure could also impact our ability to operate our businesses effectively, adversely affect our reported financial results, impact our reputation, and expose us to potential liability or litigation. As a result, cybersecurity and the continued development and enhancement of our controls, processes, and practices remain a priority for us. We may be required to expend additional resources to continue to enhance our security measures to investigate and remediate any security vulnerabilities.

From time to time, we may implement new technology systems or replace and/or upgrade our current information technology systems. These upgrades or replacements may not improve our productivity to the levels anticipated and may subject us to inherent costs and risks associated with implementing, replacing, and updating these systems, including potential disruption of our internal control structure, substantial capital expenditures, demands on management time and other risks of delays or difficulties in transitioning to new systems or of integrating new systems into other existing systems. Our inability to prevent information technology system disruptions or to mitigate the impact of such disruptions could have an adverse effect on us.

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

We manufacture our products internationally and are exposed to risks associated with doing business globally. We manufacture our products in the United States, Canada, Chile and Brazil and sell our products primarily in North and South America. Accordingly, we are subject to risks associated with potential disruption caused by changes in political, monetary, economic and social environments, including civil and political unrest, terrorism, possible expropriation, local labor conditions, changes in laws, regulations and policies of foreign governments and trade disputes with the United States (including tariffs), and compliance with U.S. laws affecting activities of U.S.

companies abroad, including tax laws, economic sanctions and enforcement of contract, and intellectual property rights.

Our international operations and sourcing of materials (including from Canada) could be harmed by a variety of factors including:

•	recessionary trends in international markets;
•
legal and regulatory changes and the burdens and costs of our compliance with a variety of laws, including export controls, import and customs trade restrictions, tariffs and regulations related to the COVID-19 pandemic;

•	increases in transportation costs or transportation delays;
•	work stoppages and labor strikes;
•	fluctuations in exchange rates, particularly the value of the U.S. dollar relative to other currencies; and
•	political unrest, terrorism and economic instability.

If any of these or other factors were to render the conduct of our business in a particular country undesirable or impractical, our business, financial condition or results of operations could be materially adversely affected.

Industry Risk Factors

Our business primarily relies on North American new home construction and repair, which are impacted by risks associated with fluctuations in the housing market. Downward changes in the general economy, the housing market, or other business conditions could adversely affect our results of operations, cash flows, and financial condition. The housing market is sensitive to changes in economic conditions and other factors, such as the level of employment, access to labor, consumer confidence, consumer income, availability of financing, interest rate, and inflation levels, and growth of the gross domestic product.

Adverse changes in any of these conditions generally, or in any of the markets where we operate, could decrease demand for our products and could adversely impact our businesses by: causing consumers to delay or decrease homeownership; making consumers more price-conscious, resulting in a shift in demand to smaller homes; making consumers more reluctant to make investments in their existing homes; or making it more challenging to secure loans for major renovations or new home construction. Although the U.S. new home construction market is improving, demand for new homes is still recovering after the 2007-2009 U.S. economic recession. While we believe long-term housing market fundamentals remain positive, including low-interest rates and a relatively constrained supply of homes available for sale, we expect that overall economic conditions in the United States will be negatively impacted by the spread of COVID-19, as discussed above, though the magnitude and duration of any such impact are unknown and highly uncertain. If conditions in the overall housing market or in a specific market or submarket worsen in the future beyond our current expectations, such changes could have a material adverse effect on our financial position, results of operations, and cash flows. Additionally, higher interest rates, high levels of unemployment, restrictive lending practices, heightened regulation, and increased foreclosures could have a material adverse effect on our financial position, results of operations, and cash flows.

We have a high degree of product concentration in OSB. OSB accounted for about 47%, 39%, and 54% of our North American sales in 2020, 2019, and 2018, respectively, and we expect OSB sales to continue to account for a substantial portion of our revenues and profits in the future. The concentration of our business in the OSB market further increases our sensitivity to commodity pricing and price volatility. Historical prices for our commodity products have been volatile, and we, like other participants in the building products industry, have limited influence over the timing and extent of price changes for our products. Commodity product pricing is significantly affected by the relationship between supply and demand in the building products industry. Product supply is influenced primarily by fluctuations in available manufacturing capacity. Demand is affected by the state of the economy in general and a variety of other factors, including the level of new residential construction activity and home repair and remodeling activity, changes in the availability and cost of mortgage financing. In this competitive environment, with so many variables for which we do not control, we cannot guarantee that pricing for our OSB products will not decline from current levels. The continued development of builder and consumer preference for our OSB products (commodity and Structural Solutions) over competitive products is critical to sustaining and expanding demand for our products. Therefore, a failure to maintain and increase builder and consumer acceptance of our OSB products could have a material adverse effect on our financial position, liquidity, results of operations, and cash flows.

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

Our results of operations may be adversely affected by potential shortages of raw materials and increases in raw material costs. The most significant raw material used in our operations is wood fiber. Wood fiber is subject to commodity pricing, which fluctuates based on market factors over which we have no control. In addition, the cost of various types of wood fiber that we purchase in the market has at times fluctuated greatly because of governmental, economic or industry conditions and may be affected by increased demand resulting from initiatives to increase the use of biomass materials in the production of heat, power, bio-based products, and biofuels. Wood fiber supply could also be influenced by natural events, such as forest fires, severe weather conditions, insect epidemics, and other natural disasters, which may increase wood fiber costs, restrict access to wood fiber, or force production curtailments.

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

Many of the Canadian forestlands from which we obtain wood fiber also are subject to the constitutionally protected treaty or common-law rights of the aboriginal peoples of Canada. Most of British Columbia is not covered by treaties, and, as a result, the claims of British Columbia’s aboriginal peoples relating to forest resources are largely unresolved, although many aboriginal groups are actively engaged in treaty discussions with the governments of British Columbia and Canada. Final or interim resolution of claims brought by aboriginal groups are expected to result in additional restrictions on the sale or harvest of timber and may increase operating costs and affect timber supply and prices in Canada.

Legal and Regulatory Risk Factors

We are subject to significant environmental regulation and environmental compliance expenditures and liabilities. Our business is subject to many environmental laws and regulations, particularly with respect to discharges of pollutants and other emissions on or into the land, water, and air, and the disposal and remediation of hazardous substances or other contaminants and the restoration and reforestation of timberlands. Compliance with these laws and regulations is a significant factor in our business. We have incurred and expect to continue to incur significant expenditures to comply with applicable environmental laws and regulations. Moreover, the environmental laws and regulations to which we are subject could become more stringent in the future, which could result in additional compliance costs or restrictions on our ability to manufacture our products or operate our business. Our failure to comply with applicable environmental laws and regulations and permit requirements could result in civil or criminal fines or penalties or enforcement actions, including regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures, installation of pollution control equipment, or remedial actions.

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

We are subject to various environmental, product liability, and other legal proceedings, matters, and claims. The outcome of these proceedings, matters, and claims, and the magnitude of related costs and liabilities are subject to uncertainties. We currently are, or from time to time in the future may be, involved in a number of environmental matters and legal proceedings, including legal proceedings involving antitrust, warranty or non-warranty product liability claims, negligence, and other claims, including claims for wrongful death, personal injury and property damage alleged to have arisen out of use by others of our or our predecessors’ products or the release by us or our predecessors of hazardous substances. The conduct of our business involves the use of hazardous substances and the generation of contaminants and pollutants. In addition, the end-users of many of our products are members of the general public. Environmental matters and other legal matters and proceedings, including class action settlements relating to certain of our products, have in the past caused and, in the future, may cause us to incur substantial costs. The actual or alleged existence of defects in any of our products could also subject us to significant product liability claims. We have established contingency reserves in our Consolidated Financial Statements with respect to the estimated costs of existing environmental matters and legal proceedings to the extent that our management has determined that such costs are both probable and reasonably estimable as to amount. However, such reserves are based upon various estimates and assumptions relating to future events and circumstances, all of which are subject to inherent uncertainties. We regularly monitor our estimated exposure to environmental and litigation loss contingencies and, as additional information becomes known, may change our estimates significantly. However, no estimate of the range of any such change can be made at this time. We may incur costs in respect of existing and future environmental matters and legal proceedings as to which no contingency reserves have been established. We cannot assure you that we will have sufficient resources available to satisfy the related costs and expenses associated with these matters or proceedings.

Regulatory and statutory changes applicable to us or our customers, including changes in effective tax rates or tax law, could adversely affect our financial condition and results of operations. We and many of our customers are subject to various national, state and local laws, rules and regulations. Changes in any of these areas could result in additional compliance costs, seizures, confiscations, recall or monetary fines, any of which could prevent or inhibit the manufacture, distribution and sale of our products.

We are also subject to periodic examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these examinations will not have a material adverse effect on our business, financial condition and results of operations.

We are also exposed to changes in tax law, as well as any future regulations issued and changes in interpretations of tax laws, which can impact our current and future years' tax provision. The effect of such tax law changes or regulations and interpretations, as well as any additional tax legislation in the U.S. or other jurisdictions in which we operate, could have a material adverse effect on our business, financial condition and results of operations.

In addition, our products and markets are subject to extensive and complex local, state, federal, and foreign statutes, ordinances, rules, and regulations. These mandates, including building design and safety and construction standards and zoning requirements, affect the cost, selection, and quality requirements of building components, such as the structural panel and siding products that we manufacture and sell, and often provide broad discretion to governmental authorities as to the types and quality specifications of products used in new home construction and repair and remodeling projects. Compliance with these standards and changes in such statutes, ordinances, rules, and regulations may increase the costs of manufacturing our products or may reduce the demand for certain of our products in the affected geographical areas or product markets. Conversely, a decrease in product safety standards could reduce demand for our more modern products if less expensive alternatives that did not meet higher standards became available for use in that market. All or any of these changes could have a material adverse effect on our business, financial condition, and results of operations.

We are subject to the U.S. Foreign Corrupt Practices Act and other anti-corruption laws, as well as other laws governing our operations. If we fail to comply with these laws, we could be subject to civil or criminal penalties, other remedial measures, and legal expenses, which could adversely affect our business, financial condition and results of operations. Our operations are subject to anti-corruption laws, including the U.S. Foreign Corrupt Practices Act (FCPA), and other anti-corruption laws that apply in countries where we do business. The FCPA and these other laws generally prohibit us and our employees and intermediaries from bribing, being bribed or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage. We conduct business in a number of jurisdictions that pose a high risk of potential FCPA violations, and we participate in relationships with third parties whose actions could potentially subject us to liability under the FCPA or other anti-corruption laws. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted.

We are also subject to other laws and regulations governing our international operations, including regulations administered by the U.S. Department of Commerce’s Bureau of Industry and Security, the U.S. Department of Treasury’s Office of Foreign Assets Control, and various non-U.S. government entities, including applicable export control regulations, economic sanctions on countries and persons, customs requirements, currency exchange regulations and transfer pricing regulations (collectively, “Trade Control Laws”).

We have and maintain a compliance program with policies, procedures and employee training to help ensure compliance with applicable anti-corruption laws and the Trade Control Laws. However, despite our compliance program, there is no assurance that we or our intermediaries will be completely effective in complying with all applicable anti-corruption laws, including the FCPA or other legal requirements, or Trade Control Laws. If we are not in compliance with the FCPA and other anti-corruption laws or Trade Control Laws, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have an adverse impact on our business, financial condition, results of operations and liquidity.

Likewise, any investigation of any potential violations of the FCPA, other anti-corruption laws or Trade Control Laws by the U.S. or foreign authorities could also have an adverse impact on our reputation, business, financial condition and results of operations.

Financial Risk Factors

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

We have not independently verified the results of third-party research or confirmed assumptions or judgments upon which it may be based, and the forecasted and other forward-looking information contained therein is subject to inherent uncertainties. We have referred, and may in the future refer, in our annual reports, quarterly reports, and other documents that we file with the SEC to historical, forecasted, and other forward-looking information published by sources such as Resource Information Systems, Inc. (RISI), Forest Economic Advisors, LLC (FEA), Random Lengths Publications, Inc. (Random Lengths) and the U.S. Census Bureau that we believe to be reliable. However, we have not independently verified this information and, with respect to the forecasted and forward-looking information, have not independently confirmed the assumptions and judgments upon which it is based. Forecasted and other forward-looking information is necessarily based on assumptions regarding future occurrences, events, conditions, and circumstances and subjective judgments relating to various matters and is subject to inherent uncertainties. Actual results may differ materially from the results expressed or implied by, or based upon, such forecasted and forward-looking information.

Because we have operations outside the United States and report our earnings in U.S. dollars, unfavorable fluctuations in currency values and exchange rates could have a material adverse effect on our results of operations. Because our reporting currency is the U.S. dollar, our non-U.S. operations face the additional risk of fluctuating currency values and exchange rates. Such operations may also face hard currency shortages and controls on currency exchange. Changes in the value of foreign currencies (principally Canadian dollars, Brazilian reals, and Chilean pesos) could have an adverse effect on our results of operations. We have, in the past, entered into foreign exchange contracts associated with certain of our indebtedness and may continue to enter into foreign exchange contracts associated with major equipment purchases to manage a portion of the foreign currency rate risk. We historically have not entered into currency rate hedges with respect to our exposure from operations, although we may do so in the future. There can be no assurance that fluctuation in foreign currencies and other foreign exchange risks will not have a material adverse effect on our financial position, results of operations, or cash flows.

Covenants and events of default in our debt instruments could limit our ability to undertake certain types of transactions and adversely affect our liquidity. Our Amended Credit Facility (as defined herein) and the indenture governing our 2024 Senior Notes contain a number of restrictive covenants that impose operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including, among others, restrictions on our ability to incur indebtedness, grant liens to secure indebtedness, engage in sale and leaseback transactions and merge or consolidate or sell all or substantially all of our assets.

In addition, restrictive covenants in our Amended Credit Facility require us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we may be unable to meet them.

A breach of the covenants or restrictions under our Amended Credit Facility or under the indenture governing our 2024 Senior Notes could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt. A payment default or an acceleration following an event of default under our Amended Credit Facility or our indenture for our 2024 Senior Notes could trigger an event of default under the other indebtedness obligation, as well as any other debt to which a cross-acceleration or cross-default provision applies, which could result in the principal of and the accrued and unpaid interest on all such debt becoming due and payable. In addition, an event of default under our Amended Credit Facility could permit the lenders under our Amended Credit Facility to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay any amounts due and payable under our Amended Credit Facility, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders or noteholders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness.

As a result of these restrictions, we may be:

•limited in how we conduct our business and grow in accordance with our strategy;
•unable to raise additional debt or equity financing to operate during general economic or business downturns; or
•unable to compete effectively or to take advantage of new business opportunities.

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

General Risk Factors

In addition to the risks discussed above, we are subject to a variety of other risks as a publicly traded U.S. manufacturing company. As a publicly-traded U.S. manufacturing company, we are subject to a variety of other risks, each of which could adversely affect our financial position, results of operations or cash flows, or the price of our common stock. These risks include but are not limited to:

•the effects of global economic uncertainty or recession, including the impact of the COVID-19 pandemic and the responses of governmental authorities thereto;
•the ability to attract and retain key management and other personnel and develop effective succession plans;
•pursuing growth through acquisitions, including the ability to identify acceptable acquisition candidates, finance and consummate acquisitions on favorable terms, and successfully integrate acquired assets or businesses;
•compliance with a wide variety of health and safety laws and regulations and changes to such laws and regulations;
•the exertion of influence over us, individually or collectively, by a few entities with concentrated ownership of our stock;
•taxation by multiple jurisdictions and the impact of such taxation on the effective tax rate and the amount of taxes paid;
•changes in tax laws and regulations;
•new or modified legislation related to health care;
•compliance with Section 404 of the Sarbanes-Oxley Act of 2002, including the potential impact of compliance failures; and
•failure to meet the expectations of investors, including as a result of factors beyond the control of an individual company.

ITEM 1B.    Unresolved Staff Comments

None.

ITEM 2.    Properties

Information regarding our principal facilities and their production capacities is set forth in the following table. Information regarding currently operating production capacities is based on annual typical operating rates and normal production mixes under current market conditions, considering known constraints such as log supply. Market conditions, fluctuations in log supply, environmental restrictions, and the nature of current orders may cause actual production rates and mixes to vary significantly from the production rates and mixes shown.

OSB[5]		Siding[4]
OSB - 3/8" basis, million square feet		Siding - 3/8" basis, million square feet
Carthage, TX	500	Dawson Creek, British Columbia, Canada[2]	300
Peace Valley, British Columbia, Canada[1]	800	Newberry, MI	165
Hanceville, AL	420	Hayward, WI2	475
Jasper, TX	475	Tomahawk, WI	230
Maniwaki, Quebec, Canada	650	Two Harbors, MN	220
Roxboro, NC	525	Swan Valley, Manitoba, Canada[2]	350
Sagola, MI	420
Clarke County, AL	725
8 facilities	4,515	6 facilities	1,740

EWP		South America
I-Joist. million lineal feet [3]		OSB / Siding — 3/8” basis, million square feet
Red Bluff, CA	80	Panguipulli, Chile	290
		Lautaro, Chile	160
LVL , thousand cubic feet		Ponta Grossa, Brazil	300
Golden, BC, Canada	4,000	3 facilities	750
Wilmington, NC	4,600
2 facilities	8,600

LSL, thousand cubic feet
Houlton, ME2	5,500

1 The Peace Valley facility curtailed operations in the third quarter of 2019. On February 16, 2021, we announced the process to restart this facility.
2 The Hayward, WI, Dawson Creek, British Columbia, Canada, and Swan Valley, Manitoba, Canada siding facilities and the Houlton, ME LSL facility can produce commodity OSB when market conditions warrant.
3 In addition to the plants described, our 50/50 joint venture with Resolute Forest Products, Inc. owns and operates a plant in St. Prime, Quebec, Canada, and a plant in La Rouche, Quebec, Canada. The combined annual production capacity of these facilities is 140 million lineal feet.
4 In addition to the Siding plants listed, we own and operate three finishing facilities in Roaring River, NC, Granite City, IL, and Green Bay, WI, which support our siding production.
5 In addition to the OSB plants listed we own a facility in Watkins, MN, which supports our Structural Solutions portfolio.

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

ITEM 4.     Mine Safety Disclosures
    N/A

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The common stock of LP is listed on the New York Stock Exchange with the ticker symbol “LPX.” As of February 12, 2021, there were approximately 4,145 holders of record of our common stock.

DIVIDEND POLICY

We paid quarterly cash dividends of $0.145 per share for each quarter of 2020. We paid quarterly cash dividends of $0.135 per share for each quarter of 2019. We will continue to review our ability to pay cash dividends on an ongoing basis and the payment of dividends in the future is subject the discretion of LP’s Board of Directors depending upon, among other factors, our financial condition and other general market and business conditions, and legal and contractual restrictions on the payment of dividends, including compliance with the terms of our Amended Credit Facility.

ISSUER PURCHASES OF EQUITY SECURITIES

In February 2020, LP’s Board of Directors authorized a stock repurchase plan under which LP may repurchase up to $200 million of shares of LP’s common stock. In November 2020, LP’s Board of Directors authorized the expansion of this stock repurchase plan under which LP may repurchase up to an additional $300 million of shares of LP’s common stock. LP may initiate, discontinue or resume purchases of its common stock under this authorization in the open market, in privately negotiated transactions, including under SEC Rule 10b5-1 plans, or otherwise at any time or from time to time without prior notice.

The following amount of our common stock was repurchased under this authorization during the quarter ended December 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Purchase Plans or Programs[1]	Approximate Dollar Value of Shares Available for Repurchase Under the Plans or Programs (in millions)
October 1, 2020 - October 31, 2020	2,080,236	$30.70	2,080,236	$108
November 1, 2020 - November 30, 2020	1,513,406	$31.77	1,513,406	$359
December 1, 2020 - December 31, 2020	1,598,421	$37.18	1,598,421	$300
Total for Fourth Quarter 2020	5,192,063		5,192,063
1As of December 31, 2020, $200 million has been used to repurchase our common stock under SEC Rule 10b5-1 plans.

Additional repurchases of common stock may be made through open market, block and privately-negotiated transactions, including SEC Rule 10b5-1 plans, at such times and in such amounts as management deems appropriate, subject to Board of Directors' authorization, market and business conditions, regulatory requirements, and other factors.

PERFORMANCE GRAPH

The following graph compares the cumulative total return to investors, including dividends paid (assuming reinvestment of dividends) and appreciation or depreciation in stock price, from an investment in LP common stock for the period from December 31, 2015, through December 31, 2020, to the total cumulative return to investors from the Standard & Poor’s 500 Stock Index and Standard & Poor’s Building Products Index1 for the same period. Stockholders are cautioned that the graph shows the returns to investors as of the dates noted and may not be representative of the returns for any other past or future periods.

Comparison of 5 Year Cumulative Total Return
Among LP, the S&P 500 Index and the S&P Building Products Index
$250
$225
$200
$175
$150
$125
$100
$75
$50
12/15
12/16
12/17
12/18
12/19
12/20
LP
S&P 500
S&P Building Products Index

1We have selected the S&P Building Products Index, which represents large capitalization building products industry performance, as our peer index for comparison in this performance graph as we believe it is representative of the industry in which we compete. The Dow Jones U.S. Forestry & Paper Index was presented as a comparison in our annual report on Form 10-K for our fiscal year ended December 31, 2019 performance graph as a peer index, in addition to a comparison against the S&P 500 Building Products Index, but it was discontinued on September 18, 2020 and so we are unable to continue to include this index going forward.

ITEM 6.    Selected Financial Data

Dollar amounts in millions, except per share	2020	2019	2018	2017 (1)	2016 (1)
Year ended December 31
SUMMARY INCOME STATEMENT DATA
Net sales	$2,788	$2,310	$2,828	$2,734	$2,233
Income from continuing operations	$497	$(10)	$399	$391	$150
Net income	$497	$(10)	$395	$390	$150
Net income attributed to LP	$499	$(5)	$395	$390	$150
Income from continuing operations, per share—basic	$4.48	$(0.04)	$2.79	$2.71	$1.05
Income from continuing operations, per share—diluted	$4.46	$(0.04)	$2.76	$2.67	$1.03
Net income per share—basic	$4.48	$(0.04)	$2.76	$2.70	$1.04
Net income attributed per share—diluted	$4.46	$(0.04)	$2.73	$2.66	$1.03
Average shares of common stock outstanding
Basic	111	123	143	144	143
Diluted	112	123	144	146	145
Cash dividends declared per common share	$0.58	$0.54	$0.52	$—	$—
SUMMARY BALANCE SHEET INFORMATION
Cash and cash equivalents	$535	$181	$878	$928	$659
Working capital (excluding cash and cash equivalents)	$172	$194	$147	$162	$120
Total assets	$2,086	$1,835	$2,514	$2,449	$2,031
Long-term debt, excluding current portion	$348	$348	$347	$351	$374
Capital expenditures	$(77)	$(163)	$(214)	$(149)	$(125)
Acquisition of businesses / investment in unconsolidated affiliates	$—	$27	$(45)	$(21)	$—
NON-GAAP MEASURES
Adjusted EBITDA (2)	$781	$209	$660	$678	$350
Adjusted Income (2)	$482	$45	$397	$339	$130

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
(2) See reconciliation and definitions to the most directly reportable U.S. generally accepted accounting principles (U.S. GAAP) measures included in Item 7 of this annual report on Form 10-K.

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Consolidated Financial Statements and related Notes and other financial information appearing elsewhere in this annual report on Form 10-K, and with Part II, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of our Form 10-K for our fiscal year ended December 31, 2019, filed with the SEC on February 13, 2020, which provides a discussion of our financial condition and results of operations for fiscal year 2019 compared to fiscal year 2018. The following discussion includes statements that are forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management.

OVERVIEW

General

We are a leading provider of high-performance building solutions that meet the demands of builders, remodelers, and homeowners worldwide. We have leveraged our expertise serving the new home construction, repair and remodeling, and outdoor structures markets to become an industry leader known for innovation, quality, and reliability. Our manufacturing facilities are located in the U.S., Canada, Chile, and Brazil.

To serve these markets, we operate in four segments: Siding, OSB, EWP, and South America.

Executive Summary

Total net sales for 2020 increased by $478 million (or 21%) over the prior year to $2.8 billion. SmartSide net sales increased by $118 million (or 15%), and OSB prices increased by $481 million, partially offset by five percent lower OSB sales volume. LP South America net sales was $10 million higher than the prior year, net of $27 million of unfavorable currency movements. EWP net sales was lower by $7 million, and our strategic exits from fiber and CanExel products reduced net sales by $65 million and $32 million, respectively.

Net income attributed to LP was $499 million ($4.46 per diluted share) for 2020 compared to a net loss of $5 million ($(0.04) per diluted share) in the prior year. In addition to the growth in SmartSide net sales and increases to OSB prices, raw material costs (primarily wood fiber and resin) were favorable as compared to the prior year by $32 million. Fiber discontinuance costs of $20 million were also recognized during 2020. During 2019, we recognized pre-tax impairment charges of $92 million related to certain operating and non-operating assets.

Our Adjusted EBITDA increased $572 million over the prior year to $781 million, due to SmartSide growth, $481 million of OSB pricing, and the favorable raw material prices.

Demand for Building Products

Demand for our products correlates to a significant degree to the level of new home construction activity in North America, which historically has been characterized by significant cyclicality. While the COVID-19 pandemic did have an initial adverse impact on new home construction and repair and remodeling activity during the first and second quarters of 2020, the level of new home construction and remodel activity during 2020 increased overall as compared the prior year.

The U.S. Census Bureau reported on January 21, 2021, that 2020 actual single housing starts were 12% higher than those in 2019. Actual multi-family housing starts in 2020 were about three percent lower than those in 2019. Repair and remodeling activity is difficult to reasonably measure, but many indications, including the substantial increase in LP’s retail sales, suggest that it grew significantly in 2020.

The chart below, which is based on data published by U.S. Census Bureau, provides a graphical summary of new housing starts for single and multi-family in the U.S. showing actual and rolling five and ten-year averages for housing starts.
Supply and Demand for Siding

SmartSide is a specialty building material and is subject to competition from various siding technologies, including vinyl, stucco, wood, fiber cement, brick, and others. We believe we are the largest manufacturer to the $900 million engineered wood siding and trim market. The overall siding and trim market is estimated to be over $11 billion. We have consistently grown our SmartSide above the underlying market growth rates. SmartSide is generally less sensitive to new housing market cyclicality since roughly 50% of its demand comes from other markets, including: sheds and repair and remodel. Our growth in this market depends upon continued displacement of vinyl, wood fiber, cement, stucco, bricks and other alternatives, our product innovation and our technological expertise in wood and wood composites to address the needs of our customers.

Supply and Demand for OSB

OSB is a commodity product, and it is subject to competition from manufacturers worldwide. Product supply is influenced primarily by fluctuations in available manufacturing capacity and imports. The ratio of overall OSB demand to capacity generally drives price. While OSB prices increased significantly during 2020 as compared to 2019, we cannot predict whether the prices of our OSB products will remain at current levels or increase or decrease in the future.

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

As of December 31, 2020, we used a discount rate and long-term rate of return assumption of 2.3% and 5.8%, respectively, for our U.S. defined benefit pension plan. We used a discount rate and a long-term rate of return assumption of 3.0% and 3.2%, respectively, for our Canadian plans as of December 31, 2020.
•A 50 basis point change in our discount rate assumption would lead to an increase or decrease in our pension liability of approximately $15 million.
•A 50 basis point change in the long-term rate of return on plan assets used in accounting for our pension plans would have a $1 million impact on pension expense, and a 50 basis point change in the discount rate would have a nominal impact on pension expense.

It is not possible to forecast or predict whether there will be actuarial gains and losses in future periods, and if required, the magnitude of any such adjustment. These gains and losses are driven by differences in actual experience or changes in the assumptions that are beyond our control, such as changes in interest rates and the actual return on pension plan assets.

Income Taxes

We establish deferred tax liabilities or assets for temporary differences between financial and tax reporting bases and subsequently adjust them to reflect changes in tax rates expected to be in effect when the temporary differences reverse. We review our deferred tax assets for recoverability and establish valuation allowances based on historical taxable income, projected future taxable income, applicable tax strategies, and the expected timing of the reversals of existing temporary differences. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2020, the valuation allowances on our deferred tax assets were $10 million.

In addition, we evaluate uncertainties in the application of complex tax regulations in the calculation of tax liabilities. We provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. We make this assessment based only on the technical merits of the tax position. The technical merits of a tax position derive from both statutory and judicial authority (legislation and statutes, legislative intent, regulations, rulings, and case law) and their applicability to the facts and circumstances of the tax position. If a tax position does not meet the more likely than not recognition threshold, the benefit of that position is not recognized in the financial statements, and a liability to unrecognize the tax benefits is established. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in our Consolidated Financial Statements. The tax benefit recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate resolution with a taxing authority. The actual benefits (expense) ultimately realized may differ from our estimates. In future periods, changes in facts, circumstances, and new information may require us to change the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recorded in the Consolidated Financial Statements in the period in which such changes occur. As of December 31, 2020, we had liabilities for unrecognized tax benefits pertaining to uncertain tax positions totaling $11 million.

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

Although we believe we can reasonably estimate customer volumes and support and the related customer payments at interim periods, it is possible that actual results could be different from previously estimated amounts. At the end of each year, a significant portion of the actual volume and support activity is known. Thus, we do not believe that a material change in the amounts recorded as customer program costs payable is likely. As of December 31, 2020, we had $44 million accrued as customer rebates.

NON-GAAP FINANCIAL MEASURES

In evaluating our business, we utilize non-GAAP financial measures that fall within the meaning of SEC Regulation G and Regulation S-K Item 10(e), which we believe provide users of the financial information with additional meaningful comparison to prior reported results. Non-GAAP financial measures do not have standardized definitions and are not defined by U.S. GAAP. In this annual report on Form 10-K, we disclose income attributed to LP before interest expense, provision for income taxes, depreciation and amortization, and exclude stock-based compensation expense, loss on impairment attributed to LP, product-line discontinuance charges, other operating credits and charges, net, loss on early debt extinguishment, investment income, and other non-operating items as Adjusted EBITDA (Adjusted EBITDA) which is a non-GAAP financial measure. We have included Adjusted EBITDA in this report because we view it as an important supplemental measure of our performance and believe that it is frequently used by interested persons in the evaluation of companies that have different financing and capital structures and/or tax rates. We also disclose income attributed to LP, excluding loss on impairment attributed to LP, product-line discontinuance charges, interest expense outside of normal operations, other operating credits and charges, net, loss on early debt extinguishment, gain (loss) on acquisition, and adjusts for a normalized tax rate as Adjusted Income (Adjusted Income). We also disclose Adjusted Diluted EPS, calculated as Adjusted Income divided by diluted shares outstanding. We believe that Adjusted Diluted EPS and Adjusted Income are useful measures for evaluating our ability to generate earnings and that providing this measure should allow interested persons to more readily compare the earnings for past and future periods.

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

The following table presents significant items by operating segment and reconciles Net income to Adjusted EBITDA (dollar amounts in millions):

Year ended December 31,	2020	2019	2018	2017	2016
Net income	$497	$(10)	$395	$390	$150
Add (deduct):
Loss from noncontrolling interest	2	5	—	—	—
Loss from discontinued operations	—	—	4	1	1
Income from continuing operations attributed to LP	499	(5)	399	391	150
Provision for income taxes	125	(13)	122	119	20
Depreciation and amortization	111	122	120	123	113
Stock-based compensation expense	12	9	8	10	13
Loss on impairment attributed to LP	15	92	11	9	1
Other operating credits and charges, net	(4)	1	(2)	3	8
Product-line discontinuance charges	8	—	—	—	—
Interest expense	19	19	16	19	32
Investment income	(4)	(10)	(18)	(11)	(8)
Early debt extinguishment	—	—	—	—	17
Other non-operating items	—	(6)	4	14	4
Adjusted EBITDA	$781	$209	$660	$678	$350

Siding	$246	$169	$196	$182	$124
OSB	519	10	425	459	216
EWP	23	26	26	23	—
South America	42	34	40	33	26
Other	(19)	(3)	(2)	4	5
Corporate	(30)	(27)	(25)	(23)	(21)
Adjusted EBITDA	$781	$209	$660	$678	$350

The following table provides the reconciliation of net income to Adjusted Income (dollar amounts in millions, except earnings per share):

Year ended December 31,	2020	2019	2018	2017	2016
Net income	$497	$(10)	$395	$390	$150
Add (deduct):
Loss from noncontrolling interest	2	5	—	—	—
Loss from discontinued operations	—	—	4	1	1
Loss on impairment attributed to LP	15	92	11	9	1
Gain on acquisition	—	(14)	—	—	—
Other operating credits and charges, net	(4)	1	(2)	3	8
Product-line discontinuance charges	8	—	—	—	—
Interest expense outside of normal operations	—	—	—	—	3
Early debt extinguishment	—	—	—	—	17
Reported tax provision	125	(13)	122	119	20
Normalized tax provision at 25% for 2020, 2019 and 2018 and 35% for 2017 and 2016	(161)	(16)	(132)	(183)	(70)
Adjusted Income	$482	$45	$397	$339	$130
Adjusted weighted average shares - diluted	112	123	144	146	145
Adjusted Diluted EPS	$4.31	$0.37	$2.75	$2.32	$0.89

OUR OPERATING RESULTS

Our results of operations for each of our segments are discussed below, as are results of operations for the “other” category, which comprises other products that are not individually significant. See Note 20 of the Notes to the Consolidated Financial Statements included in Item 8 of this annual report on Form 10-K for further information regarding our segments.

Siding

The Siding segment serves diverse end markets with a broad product offering including LP® SmartSide® Trim & Siding, LP® SmartSide® ExpertFinish® prefinished siding, and LP Outdoor Building Solutions® products for premium outdoor buildings. Our SmartSide products consist of a full line of engineered wood siding, trim, soffit, and fascia. Our LP CanExel® prefinished siding was reclassified from Siding to our Other segment during the year ended December 31, 2020. All prior periods presented have been adjusted for comparability.

Segment Net sales, Adjusted EBITDA, and Adjusted EBITDA margin for this segment were as follows:

Dollar amounts in millions			Increase (decrease)
Year ended December 31,	2020	2019	2020 - 2019
Net sales	$959	$917	5%
Adjusted EBITDA	246	169	46%
Adjusted EBITDA margin	26%	18%

Net sales in this segment by product line were as follows:

Dollar amounts in millions			Increase (decrease)
Year ended December 31,	2020	2019	2020 - 2019
SmartSide	$915	$797	15%
Fiber siding	36	101	(65)%
Other	8	19	(57)%
Total	$959	$917
Percent changes in average net sales price and unit shipments were as follows:

	2020 versus 2019
	Average Selling Price	Unit Shipments
SmartSide	2%	13%

Year Ended December 31, 2020, Compared to Year Ended December 31, 2019

Siding net sales increased by $42 million (or five percent) compared to 2019, primarily due to SmartSide revenue growth of $118 million, or 15% (13% volume of unit shipments, two percent average net sales price). The strategic exit of fiber decreased revenue by $65 million compared to 2019. SmartSide siding revenue comprised 94% of the total siding shipments in 2020 as compared to 83% in 2019.

Adjusted EBITDA increased by $77 million (or 46%) from 2019, primarily due to SmartSide net sales growth, lower sales and marketing costs of $9 million, and lower raw material costs of $12 million, partially offset by the strategic exit of fiber.

OSB

The OSB segment manufactures and distributes OSB structural panel products including our value-added OSB portfolio known as LP Structural Solutions (LP® TechShield® Radiant Barrier, LP WeatherLogic® Air & Water Barrier, LP Legacy® Premium Sub-Flooring, and LP® FlameBlock® Fire-Rated Sheathing) and LP® TopNotch® Sub-Flooring. OSB is manufactured using wood strands arranged in layers and bonded with resins and wax. Significant cost inputs to produce OSB (including approximate breakdown percentages for 2020) were as follows: wood fiber (30%), resin and wax (16%), labor and burden (16%), utilities (six percent), and manufacturing and other (32%).

Segment Net sales, Adjusted EBITDA, and Adjusted EBITDA margin for this segment were as follows:

Dollar amounts in millions			Increase (decrease)
Year ended December 31,	2020	2019	2020 - 2019
Net sales	$1,220	$777	57%
Adjusted EBITDA	519	10	5,090%
Adjusted EBITDA margin	43%	1%

Net sales in this segment by product line were as follows:

Dollar amounts in millions			Increase (decrease)
Year ended December 31,	2020	2019	2020 - 2019
OSB - commodity	$632	$387	63%
OSB - Structural Solutions	580	381	52%
Other	9	9	1%
Total	$1,220	$777
Percent changes in average net sales prices and unit shipments were as follows:

	2020 versus 2019
	Average Selling Price	Unit Shipments
OSB - commodity	79%	(8)%
OSB - Structural Solutions	54%	(2)%

Year Ended December 31, 2020, Compared to Year Ended December 31, 2019

OSB net sales increased by $443 million (or 57%) from 2019, primarily due to $481 million attributable to increased prices, partially offset by a five percent reductions in shipments. Structural Solutions sales volume, as a percentage of total OSB segment sales volume, was 44% in 2020 compared to 43% in 2019.

Adjusted EBITDA increased by $509 million to $519 million from 2019, primarily due to the increase in OSB prices and lower raw material costs of $18 million.

EWP

The EWP segment is comprised of LP® SolidStart® I-Joist (I-Joist), Laminated Veneer Lumber (LVL), and Laminated Strand Lumber (LSL) and other related products. This segment also includes the sales of I-Joist and LVL products produced by our joint venture and sales of plywood produced as a by-product of the LVL production process.

Segment Net sales, Adjusted EBITDA, and Adjusted EBITDA margin for this segment were as follows:

Dollar amounts in millions			Increase (decrease)
Year ended December 31,	2020	2019	2020 - 2019
Net Sales	$389	$396	(2)%
Adjusted EBITDA	23	26	(12)%
Adjusted EBITDA margin	6%	7%

Net sales in this segment by product line were as follows:

Dollar amounts in millions			Increase (decrease)
Year ended December 31,	2020	2019	2020 - 2019
I-Joist	$148	$137	7%
LVL	141	142	(1)%
LSL	45	50	(9)%
Other, including plywood and related products	55	67	(18)%
Total	$389	$396
Percent changes in average net sales prices and unit shipments were as follows:

	2020 versus 2019
	Average Selling Price	Unit Shipments
I-Joist	(3)%	11%
LVL	—%	(1)%
LSL	2%	(11)%

Year Ended December 31, 2020, Compared to Year Ended December 31, 2019

EWP net sales decreased by $7 million (or two percent) from 2019, primarily due a reduction in sales volume. Adjusted EBITDA declined by $3 million primarily due to higher input costs, partially offset by operating efficiencies.

South America

Our South America segment manufactures and distributes OSB structural panel and siding products in South America and certain export markets. This segment has manufacturing operations in two countries, Chile and Brazil, and operates sales offices in Chile, Brazil, Peru, Columbia, and Argentina.

Segment Net sales, Adjusted EBITDA, and Adjusted EBITDA margin for this segment were as follows:

Dollar amounts in millions			Increase (decrease)
Year ended December 31,	2020	2019	2020 - 2019
Net sales	$169	$159	6%
Adjusted EBITDA	42	34	24%
Adjusted EBITDA margin	25%	21%

Net sales in this segment by product were as follows:

Dollar amounts in millions			Increase (decrease)
Year ended December 31,	2020	2019	2020 - 2019
OSB -Structural Solutions	$146	$138	6%
Siding	20	19	9%
Other	3	3	(7)%
Total	$169	$159

Percent changes in average net sales prices and unit shipments for 2020 compared to 2019 were as follows:

	2020 versus 2019
	Average Selling Price	Unit Shipments
OSB	(8)%	15%
Siding	(9)%	16%

Year Ended December 31, 2020, Compared to Year Ended December 31, 2019

South America net sales increased by $10 million (or six percent) compared to 2019 due to higher OSB and Siding pricing and volume (local and export), net of $27 million of unfavorable currency movements. Adjusted EBITDA increased by $8 million (or 24%) from 2019 due to both higher OSB and Siding prices and volumes, partially offset by higher imported raw material costs.

Other

Our other products segment includes our off-site framing operation Entekra Holdings, LLC (Entekra), remaining timber and timberlands, and other minor products, services, and closed operations, which are not classified as discontinued operations. During 2020, our LP CanExel® prefinished siding was reclassified from Siding to our Other segment, reflecting changes in the organizational structure of the business.

Net sales were $52 million for 2020 as compared to $66 million in 2019. Adjusted EBITDA was $(19) million for 2020 as compared to $(3) million in 2019.

GENERAL CORPORATE AND OTHER EXPENSE, NET

General corporate and other expenses primarily comprise corporate overhead unrelated to business activities such as: wages and benefits, professional fees, insurance, and other expenses for corporate functions, including certain executive officers, public company activities, tax, internal audits, and other corporate functions.

General corporate and other expense, net, was $37 million in 2020 as compared to $30 million in 2019. The increase in 2020 as compared to 2019 was primarily due to increased costs associated with the achievement of performance targets.

IMPAIRMENTS OF LONG-LIVED ASSETS

During 2020, we recorded $11 million of pre-tax impairment charges on our operating long-lived assets. Included within these impairment charges were $9 million charge related to our fiber producing assets. These impairment charges reflect the accelerated conversion from fiber production to pre-finishing. Additionally, we recorded $2 million in pre-tax impairment charges related to our divestiture of the East River facility.

During 2019, we recorded $92 million of pre-tax impairment charges of our non-operating and operating long-lived assets. Included within these impairment charges are $47 million related to non-operating assets located at Val-d’Or and St Michel, Quebec, Canada; Cook, Minnesota; and Silsbee, Texas; and $39 million related to an EWP facility producing LSL and OSB and $5 million related to the East River facility that we sold in 2020. These impairment charges reflected changes to anticipated usage of these facilities driven by market changes and improved operating efficiencies across our remaining facilities.

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

INCOME TAXES

We recorded a tax provision of $125 million in 2020 compared to $13 million in 2019. For 2020, the primary differences between the U.S. statutory rate of 21% and the effective rate relate to state income tax, foreign tax rates, tax credits, uncertain tax positions, and changes in the valuation allowance. We paid $70 million and $20 million of income taxes net of refunds in 2020 and 2019, respectively.

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

Operating Activities

During 2020, we generated $659 million of cash from operations as compared to $159 million in 2019. The improvement in cash provided by operations was primarily related to growth in SmartSide and increases in OSB pricing. At December 31, 2020, and 2019, we had working capital of $172 million and $194 million, respectively.

Investing Activities

During 2020, net cash used for investing activities was $49 million as compared to $137 million in 2019. Capital expenditures for 2020 and 2019, were $77 million and $163 million, respectively. This reduction in capital expenditures was due, in part, to our decision at the onset of the COVID-19 pandemic to reduce capital expenditure plans by 50% for the year 2020.

During 2020, we received $15 million in cash related to the divestiture of our East River facility and assets and brand rights of CanExel®. Additionally, we received $10 million related to the cash surrender value of the company-owned life insurance policy, and $3 million related to the sale of our auction rate securities (ARS).

During 2019, we acquired $40 million of cash in connection with our acquisition of a controlling interest in Entekra and the resulting consolidation of Entekra's financial results with those of the Company and paid $13 million in acquisitions and investments during 2019.

Capital expenditures in 2021 are expected to be in the range of $220 million to $230 million, including $80 million to $85 million for the Houlton conversion, $30 million to $35 million for other strategic growth projects, $10 million for Peace Valley, and $100 million for sustaining maintenance. We expect to fund our capital expenditures through cash on hand, cash generated from operations, and available borrowing under our credit facility, as necessary.

Financing Activities

During 2020, net cash used in financing activities was $272 million as compared to $717 million in 2019. We used $200 million to repurchase LP common stock pursuant to an authorization by our Board of Directors in February 2020 which was expanded by our Board of Directors in November 2020 by an additional $300 million. Additionally, we used $65 million to pay quarterly cash dividends. In the first quarter of 2020, we borrowed $350 million under our Amended Credit Facility as a precautionary measure due to the COVID-19 pandemic, and we repaid the outstanding balance in the second quarter of 2020.

Cash used in financing activities for the year ended December 31, 2019, consisted of $638 million to repurchase LP common stock, $65 million to pay cash dividends, and $5 million to repay outstanding debt.

CREDIT AGREEMENT

Our revolving credit facility, dated June 27, 2019, with American AgCredit, PCA, as administrative agent, and CoBank, ACB, as a letter of credit issuer (the Credit Facility), which was amended by an amendment on May 1, 2020 to provide for a total capacity of $550 million and a second amendment on May 27, 2020 to modify certain representations and warranties included in the Credit Facility related to the impacts of the ongoing COVID-19 pandemic on the Company’s business, operations or financial conditions as described in more detail below and more particularly set forth in such amendment (as amended, the Amended Credit Facility), provides for revolving credit facilities in the aggregate principal amount of up to $550 million, with a $60 million sub-limit for letters of credit. The initial $350 million revolving facility provided pursuant to the Credit Facility (Revolving A Loan) terminates, and all loans thereunder become due, on June 27, 2024. The incremental $200 million revolving facility provided pursuant to the Amended Credit Facility (the Revolving B Loan) terminates, and all loans made thereunder become due, on May 1, 2023. As of December 31, 2020, we had no amounts outstanding under the Amended Credit Facility.

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

As of December 31, 2020, we were in compliance with all financial covenants under the Amended Credit Facility.

In March 2020, LP entered into the Letter of Credit Facility with Bank of America, N.A. (the Letter of Credit Facility), which provides for the funding of letters of credit up to an aggregate outstanding amount of $20 million, which may be secured by certain cash collateral of LP. The Letter of Credit Facility includes a letter of credit fee, due quarterly, ranging from 0.50% to 1.875% of the daily available amount to be drawn on each letter of credit issued under the Letter of Credit Facility. The Letter of Credit Facility is subject to similar affirmative, negative and financial covenants as those set forth in the Amended Credit Facility, including capitalization ratio and minimum net worth covenants.

As of December 31, 2020, we were in compliance with all covenants under the Letter of Credit Facility.

OTHER LIQUIDITY MATTERS

2024 Senior Notes

In September 2016, we issued the 2024 Senior Notes in the aggregate principal amount of $350 million, which mature on September 15, 2024. For additional information regarding the 2024 Senior Notes, please see Note 12 of the Notes to the Consolidated Financial Statements included in Item 8 of this annual report on Form 10-K.

Contingency Reserves

Contingency reserves, which represent an estimate of future cash needs for various contingencies (principally, environmental reserves), totaled $14 million at December 31, 2020, of which $1 million is estimated to be payable within one year. There is inherent uncertainty concerning the reliability and precision of such estimates, and as such, the amounts ultimately paid in resolving these contingencies could exceed the current reserves by a material amount.

Off-Balance Sheet Arrangements

As of December 31, 2020, we had standby letters of credit of $12 million outstanding related to collateral for environmental impact on owned properties, deposit for forestry license, and insurance collateral, including workers' compensation.

Contractual Obligations

The table below summarizes our contractual obligations as of December 31, 2020, over the next several years. See the discussion above concerning provisions that could accelerate the due dates on our long-term debt.

Dollars amounts in millions		Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt[1]	$351	$—	$—	$350	$—
Interest payments on long-term debt[2]	68	17	34	17	—
Operating leases	52	9	11	5	27
Other long-term obligations [3]	29	15	10	4	—
Total contractual cash obligations [4,5]	$500	$41	$55	$376	$27
_______________
1As described in Note 12 of the Notes to Consolidated Financial Statements, our 2024 Senior Notes are subject to certain acceleration provisions.
2The estimate of interest payments assumes interest is paid through the date of maturity or expiration of the related debt based upon stated rates in the respective debt instruments.
3Other long-term obligations primarily consist of obligations related to information technology infrastructure.
4Unrecognized uncertain tax positions have been excluded from the above table as it is not reasonably possible to estimate when these unrecognized uncertain tax positions may need to be paid. As of December 31, 2020, the amount of uncertain tax positions excluded from the above table is $11 million.
5As of December 31, 2020, LP had warranty reserves of $8 million. These have been excluded from the above table as it is not reasonably possible to determine when these may need to be paid.

Impact of Inflation

The Company does not believe inflation has had a material impact on sales or operating results during periods covered in this document.

Potential Impairments

We continue to review several mills and investments for potential impairments. Management currently believes we have adequate support for the carrying value of each of these assets based upon the anticipated cash flows that result from our estimates of future demand, pricing and production costs, assuming certain levels of planned capital expenditures. If demand and pricing for the relevant products continue at levels significantly below cycle average demand and pricing, or should we decide to invest capital in alternative projects, or should changes occur related to our wood supply for these locations, it is possible that further impairment charges will be required. As of December 31, 2020, we concluded that the remaining curtailed facility in our OSB segment is temporarily idled rather than abandoned, and it remains within its historical asset group, for which no impairment is required.

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

Some of our products are sold as commodities, and therefore sales prices fluctuate daily based on market factors over which we have little or no control. The most significant commodity product we sell is OSB. Based upon an assumed North America annual production capacity in the OSB segment of 4.5 billion square feet (3/8" basis) or 3.9 billion square feet (7/16" basis), a $1 change in the annual average price per thousand square feet on 7/16” basis would change annual pre-tax profits by approximately $4 million. Excluding the Peace Valley facility, which was curtailed in 2019, $1 change in the annual average price per thousand square feet on a 7/16" basis would change annual pre-tax profits by approximately $3 million.

We historically have not entered into material commodity futures and swaps, although we may do so in the future.

ITEM 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Louisiana-Pacific Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Louisiana-Pacific Corporation and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Property, plant and equipment, net—Peace Valley Facility in British Columbia—Refer to Notes 1 and 15 to the financial statements

Critical Audit Matter Description

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts are no longer recoverable. As part of this evaluation, the Company determines the lowest level for which identifiable cash flows are largely independent of other groups of assets. During the prior year, the

Company indefinitely curtailed production at the Peace Valley facility in British Columbia (the “Facility”). The Company concluded that the Facility is temporarily idled rather than abandoned, and it remains within its historical asset group, for which no impairment is required.

We identified the Company’s conclusion that the Facility continues to be temporarily idled rather than abandoned, including the reasonableness of the Company’s assertion that it could restart the facility, as a critical audit matter because of the significant judgment required by the Company in reaching this conclusion. Our audit procedures performed to evaluate this conclusion required a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s determination that the Facility is temporarily idled or abandoned included the following, among others:

•We tested the effectiveness of controls over the Company’s consideration of available information to determine whether the Facility is temporarily idled or abandoned.

•We evaluated the reasonableness of the Company’s conclusion by:

◦Inquiring of senior financial and operational personnel to (1) corroborate that the Company has not committed to a plan to abandon the Facility and (2) understand the market conditions that would support restarting the Facility.

◦Comparing the market conditions identified that support restarting the Facility to (1) historical conditions, (2) internally forecasted conditions, and (3) forecasted conditions included in industry and analyst reports for the Company.

◦Inspecting internal and external communications regarding the planned future usage of the Facility, including the Company’s announcement subsequent to year-end that it will be initiating a process to restart the Facility.

◦Inspecting evidence of ongoing maintenance activities at the Facility.

/s/ Deloitte & Touche LLP
Nashville, Tennessee
February 18, 2021
We have served as the Company’s auditor since 1997.

Consolidated Statements of Income
Dollar amounts in millions, except per share

	Year ended December 31,
	2020	2019	2018
Net sales	$2,788	$2,310	$2,828
Cost of sales	(1,920)	(2,007)	(2,084)
Gross profit	867	303	744
Selling, general, and administrative expenses	(211)	(230)	(209)
Loss on impairments	(16)	(92)	(11)
Other operating credits and charges, net	(4)	(1)	2
Income from operations	636	(20)	526
Interest expense	(19)	(19)	(16)
Investment income	4	10	18
Other non-operating items	—	6	(4)
Income from continuing operations before income taxes	621	(23)	524
Provision for income taxes	(125)	13	(122)
Equity in unconsolidated affiliate	1	—	(3)
Income from continuing operations	497	(10)	399
Loss from discontinued operations before income taxes	—	—	(5)
Provision for income taxes from discontinued operations	—	—	1
Loss from discontinued operations	—	—	(4)
Net income	$497	$(10)	$395
Net loss attributed to noncontrolling interest	2	5	—
Net income attributed to LP	$499	$(5)	$395

Amounts attributed to LP common shareholders:
Income from continuing operations, net of tax	$499	$(5)	$399
Loss from discontinued operations, net of tax	—	—	(4)
	$499	$(5)	$395
Basic net income per share attributed to LP:
Income per share from continuing operations	$4.48	$(0.04)	$2.79
Loss per share from discontinued operations	—	—	(0.03)
Net income per share - basic	$4.48	$(0.04)	$2.76
Diluted net income per share attributed to LP:
Income per share from continuing operations	$4.46	$(0.04)	$2.76
Loss per share from discontinued operations	—	—	(0.03)
Net income per share - diluted	$4.46	$(0.04)	$2.73
Average shares of common stock used to compute net income per share:
Basic	111	123	143
Diluted	112	123	144
See Notes to the Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
Dollar amounts in millions

	Year ended December 31,
	2020	2019	2018
Net income	$497	$(10)	$395
Other comprehensive income, net of tax
Foreign currency translation adjustments	(1)	(10)	(17)
Unrealized gains on securities, net of reversals	(3)	(1)	—
Defined benefit pension plans:
Change benefit obligations	3	—	3
Amortization of amounts included in net periodic benefit cost	5	4	6
Other	(2)	—	—
Other comprehensive income (loss), net of tax	2	(7)	(8)
Comprehensive income	$499	$(17)	$387
Comprehensive loss associated with noncontrolling interest	2	5	—
Comprehensive income attributed to LP	$501	$(12)	$387

See Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets
Dollar amounts in millions

	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$535	$181
Receivables, net of allowance for doubtful accounts of $2 million and $1 million at December 31, 2020, and 2019, respectively	184	164
Inventories	259	265
Prepaid expenses and other current assets	15	9
Total current assets	993	619
Timber and timberlands	52	63
Property, plant and equipment, net	918	965
Operating lease assets	40	44
Goodwill and other intangible assets	46	50
Investments in and advances to affiliates	11	10
Restricted cash	—	14
Other assets	24	69
Deferred tax asset	3	1
Total assets	$2,086	$1,835

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$267	$242
Income taxes payable	18	—
Current portion of contingency reserves	1	2
Total current liabilities	286	244

Long-term debt	348	348
Deferred income taxes	78	73
Non-current operating lease liabilities	32	36
Contingency reserves, excluding current portion	13	8
Other long-term liabilities	86	125
Total liabilities	842	834

Redeemable noncontrolling interest	10	10

Stockholders’ equity:
Preferred stock, $1 par value, 15,000,000 shares authorized, no shares issued	—	—
Common stock, $1 par value; 200,000,000 shares authorized; 123,547,974 shares and 106,240,030 shares issued and outstanding, respectively, as of December 31, 2020; 129,665,899 shares and 111,945,021 shares issued and outstanding, respectively, as of December 31, 2019	124	130
Additional paid-in capital	452	454
Retained earnings	1,206	966
Treasury stock, 17,307,944 shares and 17,720,878 shares, at cost as of December 31, 2020, and 2019, respectively	(397)	(406)
Accumulated comprehensive loss	(151)	(153)
Total stockholders’ equity	1,234	991
Total liabilities and stockholders’ equity	$2,086	$1,835

See Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows
Dollar amounts in millions

	Year ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$497	$(10)	$395
Adjustments to net income:
Depreciation and amortization	111	123	120
Loss on impairment	16	92	11
Gain on acquisition	—	(14)	—
Deferred taxes	2	10	27
Pension contributions	—	(1)	(41)
Other adjustments, net	18	20	24
Changes in assets and liabilities (net of acquisitions):
Receivables	(53)	(21)	3
Inventories	(12)	3	(2)
Prepaid expenses	(4)	(1)	—
Accounts payable and accrued liabilities	30	(4)	(21)
Income taxes payable, net of receivables	54	(37)	2
Net cash provided by continuing operating activities	659	160	518
Net cash used in discontinued operating activities	—	(1)	(7)
Net cash provided by operating activities	659	159	511
CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant, and equipment additions	(77)	(163)	(214)
Acquisition of businesses, net of cash acquired	—	30	—
Receipt of proceeds from note receivable from asset sales	—	—	22
Proceeds from business divestiture	15	—	—
Redemption of insurance cash surrender value	10	—	—
Investment in unconsolidated affiliates	—	(3)	(45)
Other investing activities, net	3	(1)	(1)
Net cash used in investing activities	(49)	(137)	(238)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(350)	(5)	(25)
Borrowing of long-term debt	350	—	—
Payment of cash dividends	(65)	(65)	(74)
Purchase of stock	(200)	(638)	(212)
Other financing activities, net	(7)	(9)	(6)
Net cash used in financing activities	(272)	(717)	(317)
Effect of exchange rate on cash, cash equivalents, and restricted cash	2	(2)	(5)
Net increase (decrease) in cash, cash equivalents, and restricted cash	340	(697)	(49)
Cash, cash equivalents, and restricted cash at the beginning of the year	195	892	941
Cash, cash equivalents, and restricted cash at the end of the year	$535	$195	$892

Supplemental cash flow information:
Cash paid for income taxes, net	$(70)	$(20)	$(90)
Tax authority deposit applied to income taxes	$(32)	$—	$—
Cash paid for interest, net	$(18)	$(13)	$(1)
Unpaid capital expenditures	$16	$15	$22
See Notes to the Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity
Dollar and share amounts in millions, except per share amounts

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2017	153	$153	8	$(178)	$470	$1,280	$(122)	$1,604
Cumulative effect of the adoption of accounting principles	—	—	—	—	—	12	(17)	(5)
Net income attributed to LP	—	—	—	—	—	395	—	395
Cash dividends on common stock paid ($0.13 per share)	—	—	—	—	—	(74)	—	(74)
Issuance of shares under stock plans, net of taxes withheld	—	—	(1)	12	(21)	—	—	(9)
Purchase of stock	—	—	9	(212)	—	—	—	(212)
Compensation expense associated with stock-based compensation	—	—	—	—	9	—	—	9
Other comprehensive loss	—	—	—	—	—	—	(8)	(8)
Balance as of December 31, 2018	153	153	16	(378)	458	1,613	(146)	1,700
Net income attributed to LP	—	—	—	—	—	(5)	—	(5)
Cash dividends on common stock paid ($0.135 per share)	—	—	—	—	—	(65)	—	(65)
Issuance of shares under stock plans, net of taxes withheld	—	—	—	10	(13)	—	—	(3)
Purchase of stock	(23)	(23)	2	(38)	—	(577)	—	(638)
Compensation expense associated with stock-based compensation	—	—	—	—	9	—	—	9
Other comprehensive loss	—	—	—	—	—	—	(7)	(7)
Balance as of December 31, 2019	130	130	18	(406)	454	966	(153)	991
Net income attributed to LP	—	—	—	—	—	499	—	499
Cash dividends on common stock paid ($0.145 per share)	—	—	—	—	—	(65)	—	(65)
Issuance of shares under stock plans, net of taxes withheld	—	—	(1)	9	(12)	—	—	(3)
Purchase of stock	(6)	(6)	—	—	—	(194)	—	(200)
Compensation expense associated with stock-based compensation	—	—	—	—	12	—	—	12
Noncontrolling interest redemption value adjustment	—	—	—	—	(2)	—	—	(2)
Other comprehensive loss	—	—	—	—	—	—	2	2
Balance as of December 31, 2020	124	$124	17	$(397)	$452	$1,206	$(151)	$1,234

See Notes to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Louisiana-Pacific Corporation and our subsidiaries are a leading provider of high-performance building solutions that meet the demands of builders, remodelers and homeowners worldwide. Serving the new home construction, repair and remodeling, and outdoor structures markets, we have leveraged our expertise to become an industry leader known for innovation, quality and reliability. The Company operates 25 plants across the U.S., Canada, Chile, and Brazil through foreign subsidiaries, and operate facilities through joint ventures. The principal customers for our building solutions are retailers, wholesalers, and homebuilding and industrial businesses in North America and South America, with limited sales to Asia, Australia, and Europe. References to "LP," "the Company," "we," "our," and "us" refer to Louisiana-Pacific Corporation and its consolidated subsidiaries as a whole.

See Note 20 below for further information regarding our products and segments.

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results could differ from those estimates.

The Consolidated Financial Statements include the accounts of LP and our controlled subsidiaries. All intercompany transactions, profits, and balances have been eliminated. All dollar amounts are in millions except per share.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and short-term investments of three months or less when purchased. These investments are stated at cost, which approximates market value.

Receivables

Receivables consisted of the following:

	December 31,
	2020	2019
Trade receivables	$161	$111
Income tax receivable	2	35
Other receivables	23	19
Allowance for doubtful accounts	(2)	(1)
	$184	$164

Trade receivables are primarily generated by sales of our products to our wholesale and retail customers. Other receivables at December 31, 2020, and 2019, primarily consist of sales tax receivables, vendor rebates, a receivable associated with an affiliate and other miscellaneous receivables.

Investments

Our long-term investments are classified as available-for-sale and are reported at estimated fair value. Unrealized gains and losses, net of tax, on these investments are reported as a separate component of “Accumulated comprehensive loss” in Stockholders’ Equity until realized. Impairment losses are charged to income for other-than-temporary declines in fair value. Realized gains and losses (including impairments) are recorded as investment income. For purposes of computing realized gains and losses, the cost is identified on a specific identification basis. As of December 31, 2020, we had no available-for-sale securities and at December 31, 2019, we had $5 million ($19 million, par value) invested in auction rate securities (ARS). During 2020, we sold our ARS and recognized a $3 million gain on available-for-sale securities, which is included in investment income in the Consolidated Statements of Income.

Fair Value of Financial Instruments

We have, where appropriate, estimated the fair value of financial instruments. These fair value amounts may be significantly affected by the assumptions used, including the discount rate and estimates of cash flows. Accordingly, the estimates presented are not necessarily indicative of the amounts that could be realized in a current market exchange.

Inventories

Inventories are valued at the lower of cost or net realizable value. Inventory costs include materials, labor, and operating overhead. The FIFO (first-in, first out) or average cost methods are used to value our inventories as of December 31, 2020. Included in the inventory balance is a lower of cost or market adjustment of $12 million as of December 31, 2020, and $13 million as of December 31, 2019. Inventory consisted of the following:

	December 31,
	2020	2019
Logs	$49	$47
Other raw materials	36	32
Semi-finished inventory	28	26
Finished products	146	160
Total	$259	$265

Timber and Timberlands

Timber and timberlands are comprised of timber deeds and allocations of the purchase price to Canadian timber harvesting licenses. Timber deeds are transactions in which we purchase timber, but not the underlying land. The cost of timber deeds is capitalized in timber and timberlands and charged to the cost of timber harvested as the volume is removed. Timber that has been severed but has not yet been delivered to a facility is included in timber and timberlands. As of December 31, 2020, and 2019, we had timber and timberlands of $18 million and $25 million, respectively.

Timber licenses have a life of twenty to twenty-five years. These licenses are amortized on a straight-line basis over the life of the facilities. As of December 31, 2020, and 2019, we had timber licenses of $34 million and $38 million, respectively. Certain Canadian timber harvesting licenses also include future requirements for reforestation. The fair value of the future estimated reforestation obligation is accrued and recognized in cost of sales based on the volume of timber harvested; fair value is determined by discounting the estimated future cash flows using a credit adjusted risk-free rate. Subsequent changes to the fair value resulting from the passage of time and revisions to fair value calculations are recognized in earnings as they occur.

Property, Plant, and Equipment

Property, plant, and equipment, including capitalized interest, are recorded at cost and consisted of the following:

	December 31,
	2020	2019
Property, plant, and equipment, at cost:
Land, land improvements, and logging roads, net of road amortization	$172	$168
Buildings	356	350
Machinery and equipment	1,971	1,965
Construction in progress	63	46
	2,562	2,529
Accumulated depreciation	(1,644)	(1,564)
Property, plant, and equipment, net	$918	$965

Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets, which typically range from 10 to 20 years for buildings and land improvements, 3 to 15 years for equipment and the shorter of the lease term or estimated useful lives for leasehold improvements.

Depreciation and amortization expense on property, plant, and equipment is included in our Consolidated Statements of Income as noted below:

	Year ended December 31,
	2020	2019	2018
Cost of sales	$103	$115	$113
Selling, general and administrative expenses	3	3	3
Total depreciation and amortization	$106	$118	$116

Logging road construction costs are capitalized and included in land and land improvements. These costs are amortized as the timber volume adjacent to the road system is harvested.

Long-lived assets to be held and used (primarily property, plant, and equipment and timber and timberlands) are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When impairment is indicated, the book values of the assets are written down to their estimated fair value as calculated by the expected discounted cash flow or estimated net sales price. See Note 15 below for a discussion of charges related to impairments of property, plant, and equipment.

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

During the year ended December 31, 2020, we recognized a non-cash impairment charge of $5 million associated with our off-site construction operation Entekra Holdings, LLC (Entekra) related, in part, to the impacts of the COVID-19 pandemic on that operation. Our 2019 and 2018 annual impairment assessment, which were performed during the fourth quarter of each year, did not result in impairments of our goodwill or intangible assets during the those years. See Note 6 below for further discussion of goodwill and intangible assets.

Investments in Affiliates

We account for investments in affiliates when we do not have a controlling financial interest using the equity method under which LP’s share of earnings and losses of the affiliate is reflected in earnings and dividends are credited against the investment in affiliate when declared.

Restricted Cash

Our restricted cash accounts generally secure outstanding letters of credit. The restricted cash balance at December 31, 2020, and 2019, was $0 million and $14 million, respectively.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities were as follows:

	December 31,
	2020	2019
Trade accounts payable	$125	$127
Salaries and wages payable	62	48
Accrued rebates	44	34
Taxes other than income taxes	15	7
Current portion of operating lease liabilities	8	8
Other accrued liabilities	13	18
Total Accounts payable and accrued liabilities	$267	$242

Other accrued liabilities at December 31, 2020, and 2019, primarily consisted of reforestation liabilities, accrued rent, accrued interest, worker compensation liabilities, warranty reserves, and other items. Additionally, included in Accounts payable is $16 million and $15 million related to capital expenditures that had not yet been paid as of December 31, 2020 and 2019, respectively.

Other Long-Term Liabilities

Other long-term liabilities were as follows:

	December 31,
	2020	2019
Pension benefit obligation	$17	$23
Asset retirement obligations	10	11
Uncertain tax positions	9	37
Post-retirement obligations	9	9
Warranty reserves	6	6
Other	35	39
Total Other long-term liabilities	$86	$125

Asset Retirement Obligations

We record the fair value of the legal and conditional obligations to retire and remove long-lived assets in the period in which the obligation is incurred. These obligations primarily consist of monitoring costs on closed landfills, timber reforestation obligations associated with our timber licenses in Canada and site restoration costs. When the related liability is initially recorded, we capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its settlement value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, we recognize a gain or loss for any difference between the settlement amount and the liability recorded. The activity in our asset retirement obligation liability for 2020 and 2019 is summarized in the following table.

	Year ended December 31,
	2020	2019
Beginning balance	$11	$12
Accretion expense	1	1
Adjusted to expense during the year	(1)	(2)
Adjusted to other operating credits and charges, net	—	—
Ending balance	$10	$11

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

Redeemable Noncontrolling Interest

Redeemable noncontrolling interest in subsidiaries that is redeemable outside of our control is classified as mezzanine equity and measured at the greater of estimated redemption value at the end of each reporting period or the historical cost basis of the noncontrolling interest adjusted for cumulative earnings allocations. Net income attributed to noncontrolling interest is recorded in the Consolidated Statements of Income. Any adjustments to the redemption value of redeemable noncontrolling interest are recognized in either net income or through accumulated paid-in capital, depending on the nature of the underlying security (preferred or common units). See Note 9 below for a further discussion of redeemable noncontrolling interest.

Stock-Based Compensation

We have stock award plans covering certain key employees and directors, which provide for awards of restricted stock, restricted stock units, performance stock units, stock-settled stock appreciation rights (SSARS), and stock options. In addition, we offer an Employee Stock Purchase Plan (ESPP) to employees.

The fair value of our restricted stock and restricted stock units is the closing stock price of LP’s common stock the day preceding the grant date. The fair value of our performance stock units is estimated using the Monte Carlo simulation pricing model. The key assumptions used in this model include expected volatility, risk-free rate, average and grant date stock prices. The estimate of expected volatility for performance units is based upon historical stock price volatility and the length of the performance period. The risk-free interest rate is based on zero coupon U.S. Treasury bonds. The beginning average stock price equals the average closing value stock price over the defined period of trading days with the assumption that dividends distributed during the period were reinvested.

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

The functional currencies of our Chilean, Brazilian, Argentinean, Columbian, and Peruvian subsidiaries are their respective local currencies, and therefore, their books and records are maintained in local currency. Translation adjustments, which are based upon the exchange rate at the balance sheet date for assets and liabilities and the weighted average rate for the income statement, are recorded in “Accumulated comprehensive loss” in Stockholders’ equity on the Consolidated Balance Sheets.

Advertising costs

Advertising costs of $20 million, $28 million and $21 million in 2020, 2019, and 2018, respectively, are principally expensed as incurred and included as part of selling, general, and administrative expenses within our Consolidated Statements of Income. Advertising costs include product displays, media production costs, agency fees, sponsorships, and cooperating advertising.

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

Retirement Benefits

We are required to use actuarial methods and assumptions in the valuation of defined benefit obligations and the determination of expense. Differences between actual and expected results or changes in the values of the obligations and plan assets are not recognized in earnings as they occur but, instead, systematically and gradually over subsequent periods. See Note 18 of the Notes to the Consolidated Financial Statements for further information.

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

In August 2018, the FASB issued ASU 2018-14, Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans, which amends ASC 715 to add, remove, and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The amended guidance modifies the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans by removing and adding certain disclosures for these plans. The eliminated disclosures include (a) the amounts in accumulated other comprehensive income expected to be recognized in net periodic benefit costs over the next fiscal year, and (b) the effects of a one percentage point change in assumed health care cost trend rates on the net periodic benefit costs and the benefit obligation for post-retirement health care benefits. Additional disclosures include descriptions of significant gains and losses affecting the benefit obligation for the period. The Company adopted ASU 2018-14 during 2020. The adoption of this guidance modified our disclosures but did not have a material effect on our Consolidated Financial Statements.

Accounting Standards Issued But Not Yet Adopted

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). This ASU simplifies the accounting for income taxes by, among other things, eliminating certain existing exceptions related to the general approach in ASC 740 relating to franchise taxes, reducing complexity in the interim-period accounting for year-to-date loss limitations and changes in tax laws, and clarifying the accounting for transactions outside of business combination that result in a step-up in the tax basis of goodwill. The transition requirements are primarily prospective, and the effective date is for interim and annual reporting periods beginning after December 15, 2020, with early adoption permitted. We are currently evaluating the impact of the new guidance on our Consolidated Financial Statements.

3.    REVENUE

The following table presents our reportable segment revenues, disaggregated by revenue source. We disaggregate revenue from contracts with customers into major product lines. We have determined that disaggregating revenue into these categories depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. During 2020, LP CanExel® prefinished siding was reclassified from Siding to our Other segment, reflecting changes in organizational structure and, accordingly, the information that the chief operating decision maker uses to evaluate performance and allocate resources to our business segments. All prior periods have been adjusted for comparability.

As noted in the segment reporting information in Note 20 below, our reportable segments are: Siding, OSB, EWP, and South America.

Year Ended December 31, 2020
By Product type and family:	Siding	OSB	EWP	South America	Other	Inter-segment	Total
Value-add
SmartSide	$915	$—	$—	$20	$—	$—	$935
Fiber siding	36	—	—	—	—	—	36
OSB - Structural Solutions	—	580	—	146	—	—	726
I-joist	—	—	148	—	—	—	148
LVL	—	—	141	—	—	—	141
LSL	—	—	45	—	—	—	45
	951	580	334	166	—	—	2,031
Commodity
OSB - commodity	—	632	—	—	—	(1)	631
Plywood	—	—	25	—	—	—	25
	—	632	25	—	—	(1)	656
Other
CanExel® siding	—	—	—	—	14	—	14
Other products	8	9	30	3	38	—	88
	$959	$1,220	$389	$169	$52	$(1)	$2,788

Year Ended December 31, 2019
By Product type and family:	Siding	OSB	EWP	South America	Other	Inter-segment	Total
Value-add
SmartSide	$797	$—	$—	$19	$—	$—	$816
Fiber siding	101	—	—	—	—	—	101
OSB - Structural Solutions	1	381	8	138	—	—	528
I-joist	—	—	137	—	—	—	137
LVL	—	—	142	—	—	—	141
LSL	—	—	50	—	—	—	50
	899	381	337	156	—	—	1,773
Commodity
OSB - commodity	9	387	3	—	—	(5)	394
Plywood	—	—	25	—	—	—	25
	9	387	28	—	—	(5)	419
Other
CanExel® siding	—	—	—	—	46	—	46
Other products	9	9	31	3	20	—	72
	$917	$777	$396	$159	$66	$(5)	$2,310

Year Ended December 31, 2018
By Product type and family:	Siding	OSB	EWP	South America	Other	Inter-segment	Total
Value-add
SmartSide	$725	$—	$—	$22	$—	$—	$746
Fiber siding	106	—	—	—	—	—	106
OSB - Structural Solutions	23	551	14	135	—	—	723
I-joist	—	—	122	—	—	—	122
LVL	—	—	141	—	—	—	141
LSL	—	—	59	—	—	—	59
	854	551	336	157	—	—	1,898
Commodity
OSB - commodity	39	746	10	—	—	—	795
Plywood	—	—	29	—	—	—	29
	39	746	39	—	—	—	824
Other
CanExel® siding	—	—	—	—	37	—	37
Other products	12	8	34	4	11	—	69
	$905	$1,305	$409	$161	$48	$—	2,828

Revenue is recognized when obligations under the terms of a contract (i.e., purchase orders) with our customers are satisfied; generally, this occurs with the transfer of control of our products at a point in time. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods. The shipping cost incurred by us to deliver products to our customers is recorded in cost of sales. The expected costs associated with our warranties continue to be recognized as an expense when the products are sold.

During 2020, 2019 and 2018, our top ten customers accounted for approximately 46%, 42% and 44% of our sales, respectively, in the aggregate. No individual customer exceeded 10% of our sales in 2020, 2019, or 2018.

Our businesses routinely incur customer program costs to obtain favorable product placement, to promote sales of products and to maintain competitive pricing. Customer program costs and incentives, including rebates and promotion and volume allowances, are accounted for as deductions from net sales at the time the program is initiated. These reductions from revenue are recorded at the time of sale or the implementation of the program based on management’s best estimates. Estimates are based on historical and projected experience for each type of program or customer. Volume allowances are accrued based on management’s estimation of customer volume achievement and other factors incorporated into customer agreements, such as new product purchases, store sell-through, and merchandising support. Management adjusts accruals when circumstances indicate (typically as a result of a change in volume expectations). As of December 31, 2020, and 2019, we accrued $44 million and $34 million, respectively, as customer rebates recorded in Accounts payable and accrued liabilities on our Consolidated Balance Sheets.

We ship some of our products to customers' distribution centers on a consignment basis. We retain title to our products stored at the distribution centers. As our products are removed from the distribution centers by retailers and shipped to retailers’ stores, title passes from us to the retailers. At that time, we invoice the retailers and recognize revenue for these consignment transactions. We do not offer a right of return for products shipped to the retailers’ stores from the distribution centers. The amount of consignment inventory as of December 31, 2020, and 2019, was $7 million and $12 million, respectively.

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

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2020, and 2019, are summarized in the following tables.

	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$—	$—	$—	$—
Trading securities	5	5	—	—

	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$5	$—	$—	$5
Trading securities	4	4	—	—

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

The valuation of our ARS investment portfolio was subject to uncertainties that are difficult to predict. Factors that may have impacted our valuation included changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk, and ongoing strength and quality of market credit and liquidity. During 2020, we sold our ARS and recognized a $3 million gain on available-for-sale securities, which is included in investment income in the Consolidated Statements of Income. As of December 31, 2020, we had no available-for-sale securities, and at December 31, 2019, we had $5 million ($19 million, par value) invested in ARS.

The following table summarizes changes in assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the twelve months ended December 31, 2020, and 2019.

Available-for- sale securities
Balance at December 31, 2018	$6
Return of principal on ARS	(1)
Total realized/unrealized gains	—
Balance at December 31, 2019	5
Return of principal on ARS	(3)
Total realized/unrealized gains
Included in investment income	3
Included in other comprehensive income	(4)
Balance at December 31, 2020	$—

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

The following table sets forth the computation of basic and diluted earnings per share:

	Year ended December 31,
Share amounts in millions	2020	2019	2018
Denominator for basic earnings per share:
Weighted average common shares outstanding	111	123	143
Effect of dilutive securities:
Dilutive effect of employee stock plans	1	—	1
Dilutive potential common shares	112	123	144
Denominator for diluted earnings per share:
Adjusted weighted average shares	112	123	144

For the year ended December 31, 2019, approximately one million of the outstanding restricted stock and shares of common stock issuable upon exercise of outstanding stock option awards have been excluded from the calculation of diluted earnings per share because the net loss for the year ended December 31, 2019, causes such securities to be anti-dilutive.

6.    GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in goodwill by segment for the year ended December 31, 2020, and 2019, are provided in the following table:

	Siding	OSB	Other	Total
Balance at December 31, 2018	$—	$16	$—	$16
Additions (see Note 8)	4	—	10	14
Balance at December 31, 2019	4	16	10	30
Additions	—	—	—	—
Impairment charges	—	—	(5)	(5)
Balance at December 31, 2020	$4	$16	$5	$25

Changes in other intangible assets for the year ended December 31, 2020, and 2019, are provided in the following table:

	Timber Licenses[1]	Developed Technology	Trademark	Total Other Intangibles
Balance at December 31, 2018	$41	$10	$—	$51
Additions (see Note 8)	—	12	3	15
Amortization	(3)	(2)	—	(5)
Balance at December 31, 2019	38	20	3	61
Amortization	(4)	(1)	—	(5)
Balance at December 31, 2020	$34	$19	$3	$56
1Timber licenses are included in Timber and timberlands on the Consolidated Balance Sheets.

During the second quarter of 2020, we performed an interim evaluation of impairment on the goodwill associated with our off-site construction operation Entekra Holdings, LLC (Entekra) due in part to the impacts of the COVID-19 pandemic on this reporting unit. As a result, we recognized a non-cash impairment charge of $5 million during the year ended December 31, 2020, within loss on impairment in the Consolidated Statements of Income. We applied a discounted cash flow model in which cash flows are projected using internal forecasts over future periods, plus a terminal value, and discounted to present value using a risk-adjusted rate of return. The cash flow forecasts included estimates of growth rates based on our current views of the long-term outlook of the reporting unit and may materially differ from actual results. The discount rate assumptions were based on an assessment of the risk inherent in the future cash flows of each reporting unit using industry, peer group, and company-specific information.

Included in the balance of timber licenses are values allocated to Canadian forest licenses whose initial value of $91 million is amortized over the estimated useful life of twenty to twenty-five years. Amortization expense related to definite-lived intangible assets was $5 million, $5 million and $4 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Amortization of the above intangible assets will be $5 million per year over the next five years.

7.    INVESTMENTS IN AND ADVANCES TO AFFILIATES

At December 31, 2020, and 2019, we had an investment in a joint venture with Resolute Forest Products, Inc. to operate jointly owned I-Joist facilities in Quebec, Canada (Resolute-LP). Each partner owns 50% of the venture. We both sell products and raw materials to Resolute-LP, and purchase products for resale from Resolute-LP. We eliminate profits on these sales and purchases, to the extent the inventory has not been sold through to third parties, based on its 50% interest. For the years ended December 31, 2020, 2019 and 2018, we sold $21 million, $12 million and $17 million, respectively, of products to Resolute-LP and purchased $73 million, $70 million and $58 million, respectively, of I-Joists from Resolute-LP.

Included in our Consolidated Balance Sheets at December 31, 2020, and 2019, are $7 million and $4 million, respectively, in accounts receivable associated with Resolute-LP. For the years ended December 31, 2020, and 2019, we received $4 million and $11 million, respectively, in dividends from Resolute-LP. We classified the receipt of these cash dividends as cash flows from operations. Our cumulative equity in earnings from Resolute-LP exceeds the cumulative distributions received; therefore, the dividends were deemed to be a return on our investment and not a return of our investment.

We are the exclusive distributor of the I-Joists produced and sold by the joint venture, and it is considered an integral part of our operations. We are classifying the income from the joint venture as a reduction in cost of sales. LP recorded income from affiliates of $4 million in 2020, $11 million in 2019, and $2 million in 2018.

8.    ACQUISITIONS AND DIVESTITURES

Divestitures

During the second quarter of 2020, we sold LP’s East River facility located in Nova Scotia, Canada (the East River facility), as well as the assets and brand rights for CanExel®, the fiber-based prefinished siding product manufactured at that facility, for a total purchase price of $17 million, $15 million of which was received in cash in connection with the closing and $2 million of which is payable under a promissory note due in three equal annual installments beginning in June 2021. The current portion is included in prepaid expenses and other current assets and the long-term portion is included in other assets within the Consolidated Balance Sheet. We recognized a gain on sale of $2 million for the year ended December 31, 2020, within other operating credits and charges, net in the Consolidated Statements of Income.

The total net carrying value of assets related to the East River facility and CanExel® at the date of sale was $14 million, consisting primarily of approximately $10 million and $5 million of inventories and property, plant, and equipment, net, respectively.

The Consolidated Statements of Income for the year ended December 31, 2020, include net sales of $14 million, related to the divested East River facility and assets and brand rights for CanExel®. The Consolidated Statements of Income for the year ended December 31, 2019, include net sales of $46 million related to the East River facility.

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

Including our previously owned interest, we acquired net assets of $56 million, consisting of $41 million in current assets (including $40 million in cash), $6 million in fixed assets, $25 million of goodwill and other intangible assets less $1 million in current liabilities and $15 million in noncontrolling interest.

During the second quarter of 2019, we acquired certain assets and liabilities of a pre-finishing siding company located in Wisconsin. The purchase resulted in goodwill of $4 million.

During the fourth quarter of 2019, we acquired certain assets of an Illinois pre-finishing facility. The purchase resulted in $3 million of property, plant, and equipment.

9.    REDEEMABLE NONCONTROLLING INTERESTS

Redeemable noncontrolling interest is interest in subsidiaries that is redeemable outside of our control either for cash or other assets. These interests are classified as mezzanine equity and measured at the greater of estimated redemption value or carrying value at the end of each reporting period. Net loss attributed to noncontrolling interest is recorded in the Consolidated Statements of Income. Any adjustments to the redemption value of redeemable noncontrolling interest are recognized in either net income or through accumulated paid-in capital, depending on the nature of the underlying security (preferred or common units).

The components of redeemable noncontrolling interests are as follows:

	December 31,
	2020	2019
Beginning balance	$10	$—
Purchase of redeemable common and preferred units	—	15
Adjustment to redemption value (through accumulated paid-in capital)	2	—
Net loss attributable to noncontrolling interest	(1)	(5)
Impairment charge attributed to noncontrolling interest	(1)	—
Ending balance	$10	$10

10.    INCOME TAXES

Income Tax Provision

The components of income from continuing operations before income taxes, including equity in unconsolidated affiliates, were as follows:

	Year ended December 31,
	2020	2019	2018
Domestic	$528	$18	$359
Foreign	93	(41)	162
Total	$621	$(23)	$521
The following presents the components of our income tax provision (benefit) from continuing operations.

	Year ended December 31,
	2020	2019	2018
Current tax provision (benefit):
U.S. federal	$79	$(5)	$55
State and local	17	(1)	8
Foreign	27	(17)	32
Net current tax provision (benefit)	123	(23)	95
Deferred tax provision (benefit):
U.S. federal	(3)	7	11
State and local	8	(1)	6
Foreign	(2)	5	11
Net valuation allowance increase (decrease)	(1)	(1)	(1)
Net deferred tax provision	2	10	27
Total income tax provision (benefit)	$125	$(13)	$122

We paid income taxes, net of refunds, of $70 million, $20 million, and $90 million during 2020, 2019, and 2018, respectively. Included in our Consolidated Balance Sheets at December 31, 2020, is a net income tax payable of $15 million, and at December 31, 2019, we had a net income tax receivable of $35 million.

Deferred Taxes

The tax effects of significant temporary differences creating deferred tax assets and liabilities were as follows:

	December 31,
	2020	2019
Accrued liabilities	$23	$18
Pension and post-retirement benefits	5	7
Share-based compensation	4	5
Benefit relating to capital loss, NOL carryforwards, and credit carryforwards	9	28
Inventories	7	7
Market value write-down of ARS	—	3
Operating lease liabilities	5	6
Other	12	8
Total deferred tax assets	65	82
Valuation allowance	(10)	(11)
Total deferred tax asset after valuation allowance	55	71
Property, plant, and equipment	(109)	(121)
Timber and timberlands	(9)	(10)
Operating lease assets	(5)	(6)
Investment in Entekra	(7)	(6)
Total deferred tax liabilities	(130)	(143)
Net deferred tax liabilities	(75)	(72)
Balance sheet classification
Long-term deferred tax asset	3	1
Long-term deferred tax liability	(78)	(73)
	$(75)	$(72)

The benefit relating to capital loss, net operating loss (NOL) and credit carryforwards included in the above table at December 31, 2020 consists of:

	Net Operating Loss	Benefit Amount	Valuation Allowance	Expiration Beginning in
State NOL carryforwards	109	$2	$—	2021
Chile NOL carryforwards	4	1	—	No expiration
State credit carryforwards		1	—	2034
Canadian capital loss carryforwards		5	(5)	No expiration
Canadian credit carryforwards		1	—	2024
		$10	$(5)

We periodically review the need for valuation allowances against deferred tax assets and recognize these deferred tax assets to the extent that their realization is more likely than not. As part of our review, we consider all positive and negative evidence, including earnings history, the future reversal of deferred tax liabilities, and the relevant expirations of carryforwards. We believe that the valuation allowances provided are appropriate. If future years’ earnings differ from the estimates used to establish these valuation allowances, or other objective positive or negative evidence arises, we may be required to record an adjustment to the valuation allowance resulting in an impact on tax provision (benefit) for that period.

As of December 31, 2020, certain of our foreign subsidiaries had accumulated undistributed earnings of approximately $143 million. These earnings have been, and are intended to be, indefinitely reinvested in our foreign operations, and we expect future U.S. cash generation to be sufficient to meet our future U.S. cash needs. As a result, no deferred taxes have been recorded with respect to the difference between the financial accounting value and the tax basis in these subsidiaries.

Since most of these earnings have previously been subject to the one-time U.S. transition tax on foreign earnings required by the 2017 Tax Cuts and Jobs Act, they are eligible to be repatriated without additional U.S. tax. Any additional taxes due with respect to such earnings, if repatriated to the U.S., would generally be limited to foreign withholding taxes, which we estimate could be up to $26 million.

Tax Rate Reconciliation

The following table summarizes the differences between the U.S. federal statutory tax rates and the total effective tax rates from continuing operations:

	Year ended December 31,
	2020	2019	2018
Income from continuing operations before income taxes, including equity in unconsolidated affiliates	$621	$(23)	$524

U.S. federal tax rate	21%	21%	21%
State and local income taxes	3	11	3
Effect of foreign tax rates	1	9	2
Effect of foreign exchange on functional currencies	—	(4)	(1)
Tax credits	(1)	8	(1)
Noncontrolling interest	—	(4)	—
Stock-based compensation	—	5	(1)
Capital gain tax rate differential	—	5	—
Inflationary adjustment	—	5	—
Valuation allowance	—	8	—
Uncertain tax positions	(4)	(7)	—
Effect of U.S. federal rate change on deferred taxes	—	—	(1)
Other, net	—	1	1
Effective tax rate (%)	20%	58%	23%

We are subject to U.S. federal income tax as well as income taxes of multiple state jurisdictions. Our foreign subsidiaries are subject to income tax in Canada, Chile, Brazil, Peru, Colombia, and Argentina.

We generally remain subject to U.S. federal and state examinations for tax years 2017 and subsequent. In addition to the U.S., we have tax years that remain open and subject to examination by tax authorities in the following major tax jurisdictions: Brazil and Chile for tax years 2015 and subsequent and Canada for tax years 2016 and subsequent. Our tax returns are currently under examination by tax authorities in Canada for years 2017 and 2018 and in Chile for years 2016 through 2018.

Under U.S. GAAP, we are allowed to make an accounting policy election relating to the inclusion of Global Intangible Low-Taxed Income (GILTI) to treat taxes due on future U.S. income inclusions in taxable income related to GILTI as either (1) a current period expense (the period cost method) or (2) factoring in such amounts into our measurement of deferred taxes (the deferred method). We have elected to treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred using the period cost method.

Uncertain Tax Positions

In accordance with the accounting for uncertain tax positions, the following is a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of the years presented:

	December 31,
	2020	2019	2018
Beginning balance	$38	$41	$40
Increases:
Tax positions taken in current year	1	1	1
Tax positions taken in prior years	1	—	1
Decreases:
Tax positions taken in current year	—	—	—
Tax positions taken in prior years	—	—	—
Settlements during the year	—	(4)	(1)
Lapse of statute in current year	(29)	—	—
Ending balance	$11	$38	$41

Included in the above balances at December 31, 2020, is $11 million of tax benefits that, if recognized, would affect our effective tax rate. We accrued and paid no interest during 2020 and accrued $1 million interest and paid $2 million interest during 2019. Included in our Consolidated Balance Sheets at December 31, 2019, was a $2 million liability for accrued interest. After the statute of limitations lapsed in 2020, we reversed the liability for accrued interest and had no remaining interest accrued as of December 31, 2020.

11.    LEASES

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

As of December 31, 2020, our weighted average discount rates were five percent and four percent for operating and finance leases, respectively. As of December 31, 2020, our weighted average remaining lease terms were 12 and 2 years for operating and finance leases, respectively.

Our operating and finance leases are included in our Consolidated Balance Sheet and Consolidated Statement of Income as follows:

	Classification	December 31,
Consolidated Balance Sheet		2020	2019
Assets:
Operating lease assets	Operating lease assets	$40	$44
Finance lease assets	Property, plant, and equipment, net	—	1
Total lease assets		$40	$45
Liabilities:
Current
Operating	Accounts payable and accrued liabilities	$8	$8
Finance	Current portion of long-term debt	—	—
Non-current
Operating	Non-current operating lease liabilities	32	36
Finance	Long-term debt, excluding current portion	—	1
Total lease liabilities		$40	$45

	Classification	December 31,
Consolidated Statement of Income		2020	2019
Lease Cost:
Operating lease cost	Cost of sales and Selling, general and administrative expenses	$12	$10
Finance lease cost
Amortization of leased assets	Cost of sales	—	—
Interest on lease liabilities	Interest expense	—	—
Total lease cost		$12	$10

For the year ended December 31, 2020, we incurred short-term lease and variable lease costs of $2 million, and we made cash payments of $9 million in operating leases. For the year ended December 31, 2019, we incurred short-term lease and variable lease costs of $31 million, and we made cash payments of $9 million in operating leases.

We obtained right to use (ROU) assets in exchange for new operating lease liabilities of $4 million and $47 million for the years ended December 31, 2020, and 2019, respectively. We did not enter into any financing leases during 2020. We obtained ROU assets in exchange for new finance lease liabilities of $1 million for the year ended December 31, 2019.

The following table sets forth the minimum lease payments that are expected to be made in each of the years indicated.

	Operating Leases	Finance Leases	Total
2021	$9	$—	$9
2022	7	—	7
2023	4	—	4
2024	3	—	3
2025	2	—	2
2026 and thereafter	27	—	27
Total lease payments	52	—	52
Less: Interest	(12)	—	(12)
Present value of lease liabilities	$40	$—	$40

12.    LONG-TERM DEBT

		December 31, 2020			December 31, 2019
	Interest Rate	Principal	Unamortized Debt Costs	Total	Principal	Unamortized Debt Costs	Total
Debentures:
Senior unsecured notes, maturing 2024, interest rates fixed	4.875%	$350	$(2)	$348	$350	$(3)	$347
Amended Credit Facility, maturing 2023 to 2024, interest rates variable	varies	—	—	—	—	—	—
Other financing:
Financing leases		1	—	1	1	—	1
Total		351	(2)	348	351	(3)	348
Less: current portion		—	—	—	—	—	—
Long-term portion		$351	$(2)	$348	$351	$(3)	$348

In March 2020, we borrowed $350 million under our revolving credit facility dated as of June 27, 2019 (the Credit Facility) with American AgCredit, PCA, as administrative agent and CoBank, ACB, as a letter of credit issuer, as a precautionary measure, to ensure funds were available to meet our obligations for a substantial period of time in response to the COVID-19 pandemic. In May 2020, we entered into an amendment to the Credit Facility to provide a total capacity of $550 million and later in May 2020, we entered into a second amendment to the Credit Facility (as amended, the Amended Credit Facility), which modified certain representations and warranties included in the Credit Facility related to the impacts of the ongoing COVID-19 pandemic on the Company’s business, operations or financial conditions as more particularly set forth in the second amendment. We repaid the $350 million borrowed under the Credit Facility in June 2020.

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

There were no outstanding amounts borrowed under the Amended Credit Facility as of December 31, 2020.

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

In March 2020, LP entered into a letter of credit facility agreement (Letter of Credit Facility) with Bank of America, N.A., which provides for the funding of letters of credit up to an aggregate outstanding amount of $20 million, which may be secured by certain cash collateral of LP. The Letter of Credit Facility includes a letter of credit fee, due quarterly, ranging from 0.50% to 1.875% of the daily available amount to be drawn on each letter of credit issued under the Letter of Credit Facility. The Letter of Credit Facility is subject to similar affirmative, negative, and financial covenants as those set forth in the Amended Credit Facility, including capitalization ratio and minimum net worth covenants.

As of December 31, 2020, we were in compliance with all financial covenants under the Amended Credit Facility and the Letter of Credit Facility.

The weighted average interest rate for all long-term debt at December 31, 2020, and 2019, was approximately 4.9%. Required repayment of principal for long-term debt is as follows:

Years ending December 31,
2021	$—
2022	—
2023	—
2024	350
2025	—
2026 and after	—
Total	$351

Deferred debt costs are amortized over the life of the related debt using a straight-line basis, which approximates the effective interest method. We amortized deferred debt costs of $2 million, $2 million and $1 million for the years ended December 31, 2020, 2019 and 2018, respectively. Included in these amortized amounts are deferred debt costs associated with our Amended Credit Facility, which is recorded within "Other assets" on our Consolidated Balance Sheets.

We estimated the 2024 Senior Notes to have a fair value of $360 million and $362 million at December 31, 2020, and 2019, respectively, based upon market quotations. Fair values were based on trading activity among the Company’s lenders and the average bid and ask price as determined using published rates (Level 1 in the U.S. GAAP fair value hierarchy).

13.    STOCKHOLDERS' EQUITY

Preferred Stock
We are authorized to issue up to 15,000,000 shares of preferred stock at $1.00 par value. At December 31, 2020, no shares of preferred stock have been issued.

Stock Award Plan
We have a stock-based compensation plan under which stock options, SSARs, restricted stock, restricted stock units, and performance stock units are granted. At December 31, 2020, approximately three million shares were available under the current plan for these awards.

	Year ended December 31,
	2020	2019	2018
Total stock-based compensation expense (costs of sales, selling, general and administrative and other operating credits and charges, net)	$12	$9	$8
Income tax benefit related to stock-based compensation	$2	$1	$3
Impact on cash flow due to taxes paid related to net share settlement of equity awards	$(5)	$(5)	$(9)

We recognize the compensation costs on a straight-line basis over the requisite service period of the award, which is generally the vesting term of three years.

SSARs

Prior to January 1, 2018, we granted SSARs to key employees. On exercise, we generally issue these shares from treasury. The SSARs are granted at market price at the date of grant. SSARs become exercisable over three years and expire ten years after the date of grant. All outstanding SSARs were vested as of December 31, 2020.

Restricted Shares, Restricted Stock Units, and Performance Stock Units

We grant time-vested restricted stock units and performance stock units to certain key employees and directors under our stock award plan. Generally, time-vested restricted stock units granted prior to January 1, 2020, are subject to cliff-vesting for a period of three years from the date of grant for employees and one year for directors. Those awards granted after January 1, 2020, vest ratably over the three-year vesting period Performance stock units vest based upon the attainment of certain performance metrics over a three-year cumulative performance period. Certain of these awards are eligible to receive dividend equivalent shares. The grant date fair value of these awards approximates market value of the shares. For awards based upon the achievement of the performance goals, the awards are earned ratably from 0% to 200%. If the performance goals are met at the end of the performance period, the award is adjusted to reflect LP's three-year total shareholder return (TSR) performance relative to a capital market peer group. This TSR modifier can increase or decrease the award by 20%, although the TSR modifier cannot cause the award to exceed the maximum of 200%.

Summary of Stock Awards Outstanding

The following table summarizes stock awards as of December 31, 2020, as well as activity during the last year.

	Stock Options / SSARS		Restricted stock		Restricted Stock Units and Performance Stock Units
	Number of Awards	Weighted Average Exercise Price	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	640,521	$15.56	78,968	$20.05	1,139,247	$24.82
Granted	—	—	—	—	540,678	30.31
Exercised	(252,980)	15.57	—	—	—	—
Vested	—	—	(78,968)	20.05	(358,987)	22.55
Forfeited	—	—	—	—	(92,608)	27.22
Outstanding at December 31, 2020	387,541	$15.56	—	$—	1,228,330	$27.42
Vested and expected to vest at December 31, 2020(1)	387,541	$15.56	—	$—	1,228,330	$27.42
Exercisable at December 31, 2020	387,541	$15.56	—	—	—	—
Unrecognized compensation costs (in millions)		$—		$—		$14
To be recognized over weighted average period of years		0		0		1.5
 _______________
(1)Expected to vest based upon historical forfeiture rate.

The aggregate intrinsic value of the stock options and SSARs is the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of 2020 and the exercise price, multiplied by the number of in-the-money options and SSARs) that would have been received by the holders had all holders exercised their awards on December 31, 2020. This amount changes based on the market value of our stock, as reported by the New York Stock Exchange.The intrinsic value of SSARs exercised in the years ended December 31, 2020, 2019, and 2018 was $8 million, $13 million, and $35 million, respectively.

The total fair value of awards vested during the years ended December 31, 2020, 2019 and 2018, was $13 million, $11 million and $8 million, respectively.

Share Repurchases

On February 6, 2020, LP’s Board of Directors authorized LP to repurchase up to $200 million of shares of LP’s common stock (the Share Repurchase Program). On November 4, 2020, LP’s Board of Directors authorized an expansion of LP's Share Repurchase Program under which the Company may repurchase up to additional $300 million of shares of LP’s common stock.

We repurchased approximately six million shares of our common stock at an average price of $32.69 per share through market purchases during 2020, with a remaining capacity of $300 million under the Share Repurchase Program.

Employee Stock Purchase Plan

Our employee stock purchase plan (ESPP) provides our participating employees an opportunity to obtain shares of our common stock at a discount (through payroll deductions over three-month periods). At December 31, 2020, two million shares of common stock were reserved for issuance under the ESPP provisions.

14.    OTHER OPERATING AND NON-OPERATING INCOME (EXPENSE)

Other operating credits and charges, net

The major components of “Other operating credits and charges, net” in the Consolidated Statements of Income for the years ended December 31 are reflected in the table below and described in the paragraphs following the table:

	Year ended December 31,
	2020	2019	2018
Reorganization and facility curtailment charges	$(5)	$(12)	$(10)
Canadian wage subsidies	9	—	—
Product-line discontinuance charges	(8)	—	—
Environment costs, net of insurance recoveries	(3)	9	8
Adjustment to product-related warranty reserves	—	4	8
Other	3	(2)	(4)
	$(4)	$(1)	$2

During 2020, we recognized a charge of $3 million related to additional estimated environmental costs to be paid by a third party associated with a non-operating site. We also incurred severance and other charges of $5 million related to certain reorganizations, and we recorded a charge of $8 million related to the discontinuance of our fiber product (primarily related to fiber inventory adjustments to net realizable values). Additionally, we received $9 million of Canadian wage subsidies during 2020.

During 2019, we recognized a $4 million gain related to the reduction of product-related warranty reserves associated with CanExel® products, and we received $9 million related to insurance recoveries on property damage. We also recognized $12 million of severance and other charges related to certain reorganizations.

During 2018, we recognized a $8 million gain related to the reduction of product-related warranty reserves associated with CanExel® products and a gain of $8 million related to the settlement of environmental costs to be paid by a third party associated with a non-operating site. We also recognized $10 million of severance and other charges related to certain reorganizations within the corporate offices and $5 million related to property damage sustained.

Non-operating income (expense)

Non-operating income (expense) is comprised of the following components:

	Year ended December 31,
	2020	2019	2018
Interest expense	$(17)	$(18)	$(19)
Amortization of debt charges	(2)	(2)	(1)
Capitalized interest	—	1	4
Interest expense, net of capitalized interest	(19)	(19)	(16)
Interest income	2	9	18
Gain on sale of auction rate securities	3	—	1
SERP market adjustments	(1)	1	(1)
Investment income	4	10	18
Net periodic pension cost, excluding service cost	(1)	(3)	(4)
Foreign currency gains (losses)	1	(5)	—
Gain on acquisition of controlling interest	—	14	—
Other non-operating income	$—	$6	$(4)

15.    IMPAIRMENT OF LONG-LIVED ASSETS

We review the carrying values of our long-lived assets for potential impairments and believe we have adequate support for the carrying value of our long-lived assets. If demand and pricing for our products fall to levels significantly below cycle average demand and pricing, or should we decide to invest capital in alternative projects, or should changes occur related to our wood supply for our mills, it is possible that future impairment charges will be required. As of December 31, 2020, we believe the current impacts of the COVID-19 pandemic did not warrant an impairment of our long-lived assets. However, future changes in the long-term effects of the COVID-19 pandemic on the demand and pricing of our products may result in future impairment charges, including curtailed facilities.
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

During 2020, we recorded $9 million in pre-tax impairment charges primarily related to our fiber producing assets at a Siding facility. These impairment charges reflect the announced, accelerated conversion of this facility from fiber production to pre-finishing in February 2020.

During 2019, we recorded an impairment of long-lived assets of $92 million related to non-operating and operating long-lived assets. Included within these impairment charges are $47 million related to non-operating assets located at Val-d’Or and St Michel, Quebec, Canada; Cook, Minnesota; and Silsbee, Texas; and $39 million related to an EWP facility producing LSL and OSB and $5 million related to a Siding facility that we expect to sell. These impairment charges reflect changes to anticipated usage of these facilities driven by market changes and improved operating efficiencies across our remaining facilities.

During 2018, we recorded an impairment of long-lived assets of $11 million related to non-operating assets.

16.    COMMITMENTS AND CONTINGENCIES

We maintain reserves for various contingent liabilities as follows:

	December 31,
	2020	2019
Environmental reserves	$14	$10
Other reserves	—	—
Total contingencies	14	10
Current portion	(1)	(2)
Long-term portion	$13	$8

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

The activity in our reserve for estimated environmental loss contingency reserves is summarized in the following table.

	Year ended December 31,
	2020	2019
Beginning balance	$10	$11
Adjustments to expense during the year	2	1
Adjustments to amounts to be paid be paid by a third party	2	—
Payments made	(1)	(1)
Ending balance	$13	$10

During 2020 and 2019, we adjusted our reserves at several sites to reflect current estimates of remediation costs and environmental settlements.

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

•In connection with various sales of our timberlands, we have agreed to indemnify various buyers with respect to losses resulting from breaches of limited representations and warranties contained in these agreements. These indemnities generally are capped at a maximum potential liability and have an unspecified duration.
•In connection with the sale by LP Canada Pulp Ltd (LPCP) of its pulp mill in Chetwynd, BC, Canada, to Tembec, Ltd in October 2002, we provided an indemnity of unspecified duration provided by LPCP for liabilities arising out of pre-closing operations. These indemnities, which do not extend to environmental liabilities, are capped at CAD$15 million in the aggregate.
•In connection with the mill exchange by LP Canada of its non-operating OSB mill in Chambord, Quebec, to Norbord in November 2016, we provided an indemnity for liabilities arising out of pre-closing operations. These indemnities are capped at CAD$5 million in aggregate.

We also have various other indemnities that are individually and in the aggregate immaterial.

We record a liability related to specific indemnification when future payment is probable, and the amount is estimable.

17.    PRODUCT WARRANTIES

We offer warranties on the sale of most of our products and record an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The activity in warranty reserves is summarized in the following table.

	Year ended December 31,
	2020	2019
Beginning balance	$8	$14
Accrued to expense during the year	2	1
Reduced to other operating credits and charges	—	(4)
Payments made	(2)	(3)
Total warranty reserves	8	8
Current portion of warranty reserves	(2)	(2)
Long-term portion of warranty reserves	$6	$6

The current portion of the warranty reserve is included in “Accounts payable and accrued liabilities,” and the long-term portion is included in “Other long-term liabilities” on our Consolidated Balance Sheets.

We changed the warranty reserves related to CanExel® products sold in certain geographic areas for a specific time period, reducing our warranty reserve by $4 million in 2019. The changes to the reserve reflected revised estimates of future claims.

We believe that the warranty reserve balances at December 31, 2020, are adequate to cover future warranty payments. However, it is possible that additional charges may be required.

18.    RETIREMENT PLANS AND POST-RETIREMENT BENEFITS

We sponsor various defined benefit pension plans and defined contribution retirement plans that provide retirement benefits to substantially all of our employees. Most regularly scheduled employees are eligible to participate in the defined contribution retirement plans except those covered by a collective bargaining agreement unless the collective bargaining agreement explicitly allows for participation in our plans. We contribute to a multiemployer plan for certain employees covered by collective bargaining agreements. Participation in the defined benefit pension plans is limited to active and retired employees that were eligible prior to the plans being frozen. We also provide other post-retirement benefits consisting primarily of healthcare benefits to certain retirees who meet age and service requirements.

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

Benefit accruals under our most significant plan, which account for approximately 79% of the assets and 82% of the benefit obligations in the tables below, had been credited at the rate of five percent of eligible compensation with an interest credit based upon the 30-year U.S. Treasury rate. The Company discontinued providing contribution credits effective January 1, 2010, to its U.S. plans. The remaining defined benefit pension plans in Canada use a variety of benefit formulas, and we discontinued providing contribution credits effective January 1, 2020.

The projected benefit obligation is the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated salary increases. The following table details information regarding our pension plans at December 31:

	2020	2019
Change in benefit obligation:
Beginning of year balance	$312	$297
Service cost	1	3
Interest cost	9	12
Actuarial losses, net	17	24
Foreign exchange rate changes	1	2
Benefits paid	(21)	(26)
End of year balance	$319	$312
Change in assets (fair value):
Beginning of year balance	$294	$275
Actual return on plan assets	35	39
Employer contribution	—	4
Foreign exchange rate changes	2	3
Benefits paid	(21)	(26)
End of year balance	$310	$294
Plan assets less than benefit obligations	$(10)	$(18)

Amounts included in the balance sheet:
Non-current pension assets, included in “Other assets”	$7	$5
Current pension liabilities, included in “Accounts payable and accrued liabilities”	—	—
Non-current pension liabilities, included in “Other long-term liabilities”	(17)	(23)
Net amount recognized	$(10)	$(18)

The 2020 and 2019 actuarial losses of $17 million and $24 million, respectively, were largely the result of the actual return on assets exceeding the expected asset return offset by the increase in liability due a decrease in discount rate used to measure the obligations under the pension plans.

The pretax amounts recognized in accumulated comprehensive loss were as follows:

	Actuarial losses	Prior service cost	Total
December 31, 2018	$(116)	$(7)	$(123)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from accumulated comprehensive loss	5	(1)	4
December 31, 2019	(111)	(8)	(119)
Other comprehensive income (loss) before reclassifications	4	—	4
Amounts reclassified from accumulated comprehensive loss	6	—	6
December 31, 2020	$(101)	$(8)	$(109)

Weighted average assumptions used to calculate our benefit obligations at December 31:

	2020	2019
Discount rate:
U.S.	2.3%	3.1%
Canada	2.3%	3.0%
Rate of compensation increase:
U.S.	NA	NA
Canada	NA	3.5%
Benefit obligations by plan category are as follows:

	2020
	U.S.	Canada	Total
Fair value of plan assets	$246	$64	$310
Benefit obligation	262	58	319
Funded Status	$(16)	$6	$(10)

	2019
	U.S.	Canada	Total
Fair value of plan assets	$236	$58	$294
Benefit obligation	258	54	312
Funded Status	$(22)	$4	$(18)

The benefits expected to be paid from the benefit plans, which reflect expected future service, are as follows:

Year
2021	$26
2022	19
2023	20
2024	19
2025	19
2026– 2030	91

These estimated benefit payments are based upon assumptions about future events. Actual benefit payments may vary significantly from these estimates.

The following table sets forth the net periodic pension cost for our defined benefit pension plans. The components of our net periodic pension costs consisted of the following:

	Year ended December 31,
	2020	2019	2018
Service cost	$1	$3	$3
Other components of net periodic pension cost:
Interest cost	9	12	11
Expected return on plan assets	(14)	(14)	(14)
Amortization of prior service cost and net transition asset	1	1	1
Amortization of net actuarial loss	6	5	6
Net periodic pension cost before loss due to settlement	$2	$6	$7
Loss due to settlement	—	—	—
Total net periodic pension cost	$2	$6	$7

Net periodic pension cost included in cost of sales	$—	$2	$2
Net periodic pension cost included in selling, general, and administrative expenses	1	1	1
Net periodic pension cost included in other non-operating items	1	3	4
	$2	$6	$7

Weighted average assumptions used to calculate our net periodic pension costs for the year ended December 31:

	2020	2019	2018
Discount rate:
U.S.	3.1%	4.2%	3.5%
Canada	3.0%	3.8%	3.3%
SERP	NA	NA	4.0%
Expected return on plan assets:
U.S.	5.8%	5.8%	5.8%
Canada	3.2%	3.4%	4.1%
SERP	NA	NA	NA
Rate of compensation increase:
U.S.	NA	NA	NA
Canada	3.5%	3.5%	3.5%
SERP	NA	NA	N/A

The expected long-term rate of return on plan assets reflects the weighted average expected long-term rates of return for the broad categories of investments currently held in the plans (adjusted for expected changes), based on historical rates of return for each broad category, as well as factors that may constrain or enhance returns in the broad categories in the future. The expected long-term rate of return on plan assets is adjusted when there are fundamental changes in expected returns in one or more broad asset categories, and when the weighted average mix of assets in the plans changes significantly.

Asset allocation targets are established based upon the long-term returns and volatility characteristics of the investment classes and recognize the benefits of diversification and the profits of the plans’ liabilities. The actual and target allocations at the measurement dates are as follows:

	Target Allocation 2020	Actual Allocation
		2020	2019
Asset category
U.S. Plans
Equity securities	33%	41%	40%
Debt securities	50%	38%	40%
Multi-Strategy Funds	17%	20%	20%
Cash and cash equivalents	—%	1%	—%
Total Allocation for U.S. Plans	100%	100%	100%

Non-U.S. Plans
Debt securities	40%	40%	90%
Multi-Strategy Funds	60%	60%	10%
Total Allocation for Non-U.S. Plans	100%	100%	100%
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

The fair value of our pension plan assets and fair value asset categories and the level of inputs as defined in Note 4 at December 31, 2020, and 2019, are as follows:

	December 31, 2020
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value
Equity investment funds:
Domestic stock funds	$56	$56	$—	$—	$—
International stock funds	46	46	—	—	—
Fixed-income investment funds:
Domestic bond funds	94	17	—	—	77
International bond funds	64	—	26	—	38
Multi-strategy funds	48	48	—	—	—
Cash and cash equivalents	2	—	2	—	—
Total	$310	$167	$28	$—	$115

	December 31, 2019
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value
Equity investment funds:
Domestic stock funds	$54	$54	$—	$—	$—
International stock funds	40	40	—	—	—
Fixed-income investment funds
Domestic bond funds	93	15	—	—	78
International bond funds	52	—	20	—	32
Multi-strategy funds	53	47	—	—	6
Cash and cash equivalents	2	—	2	—	—
Total	$294	$156	$22	$—	$116

Defined Contribution Plans
We also sponsor defined contribution plans in the U.S. and Canada. In the U.S., these plans are primarily 401(k) plans for hourly and salaried employees that allow for pre-tax employee deferrals and a company match of up to five percent of an employee’s eligible wages (subject to certain limits). Under the profit-sharing feature of these plans, we may elect to contribute a discretionary amount as a percentage of eligible wages. Included in the assets of the 401(k) and profit-sharing plans are one million shares of LP common stock that represented approximately eight percent of the total market value of plan assets at December 31, 2020.

In Canada, we sponsor both defined contribution plans and Registered Retirement Savings Plans for hourly and salaried employees that allow for employee tax deferrals. We provide a base contribution of three percent of eligible earnings and match 50% of an employee’s deferrals up to a maximum of three percent of each employee’s eligible earnings (subject to certain limits).

Expenses related to the U.S. and Canadian defined contribution plans and the Registered Retirement Savings Plans were $9 million in 2020, and $10 million in both 2019 and 2018.

Other Benefit Plans

We have several plans that provide post-retirement benefits other than pensions, primarily for salaried employees in the U.S. and certain groups of Canadian employees. The obligation at December 31, 2020, and 2019, for these post-retirement benefits was $10 million and $7 million, respectively. The net expense related to these plans was not significant in 2020 or 2019.
In 2004, we adopted the Louisiana-Pacific Corporation 2004 Executive Deferred Compensation Plan (the Deferred Compensation Plan). Pursuant to the Deferred Compensation Plan, participants are eligible to defer up to 90% of their base salary and annual cash incentives that exceed the limitation as set forth by the I.R.S. and receive a five percent match on their contributions. Each Deferred Compensation Plan participant is fully vested in all employee deferred compensation and earnings credited associated with employee contributions. Employer contributions and associated earnings vest over periods, not exceeding five years. The liability under the Deferred Compensation Plan amounted to $2 million at December 31, 2020, and 2019, and is included in “Other long-term liabilities” on our Consolidated Balance Sheets.

19.    ACCUMULATED COMPREHENSIVE INCOME

Accumulated comprehensive income includes cumulative translation adjustments, unrealized gains (losses) on certain financial instruments and pension and post-retirement adjustments. Other comprehensive income activity, net of tax, is provided in the following table:

	Year Ended December 31,
	2020	2019	2018
Pension
Balance at beginning of period	$(89)	$(93)	$(84)
Other comprehensive income before reclassifications, net of taxes	3	—	3
Amounts reclassified from accumulated other comprehensive loss to income, net of taxes [1]	5	4	6
Total other comprehensive income	8	4	9
Reclassification of certain effects due to tax law changes [2]	—	—	(17)
Balance at end of period	(81)	(89)	(93)
Translation Adjustments
Balance at beginning of period	(67)	(57)	(40)
Translation adjustments	(1)	(10)	(17)
Balance at end of period	(68)	(67)	(57)
Other
Balance at beginning of period	3	4	2
Other comprehensive income before reclassifications, net of taxes	(2)	—	—
Amounts reclassified from accumulated other comprehensive loss to income, net of taxes	(3)	(1)	1
Total other comprehensive income	(5)	(1)	1
Reclassification of certain effects due to tax law changes [2]	—	—	1
Balance at end of period	(2)	3	4
Accumulated other comprehensive loss, end of period	$(151)	$(153)	$(146)

1 Amounts of actuarial loss and prior service cost are components of net periodic benefit cost. See note 18 above for additional details.
2 We reclassified certain tax effects from tax law changes of $16 million from "Accumulated other comprehensive loss" to "Retained earnings" on our Consolidated Balance Sheet in accordance with ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which we adopted in 2018.

Foreign currency translation adjustments exclude income tax expense (benefit) given that these adjustments arise out of the translation of assets into the reporting currency that is separate from the taxable income and is deemed to be reinvested for an indefinite period of time. The pension adjustments included an income tax provision of $2 million, $1 million and $3 million in 2020, 2019 and 2018, respectively.

20.    SEGMENT INFORMATION

We operate in four segments: Siding, OSB, EWP, and South America. Our business units have been aggregated into these four segments based upon the similarity of economic characteristics, customers, and distribution methods. Our results of operations are summarized below for each of these segments separately as well as for the “other” category, which comprises other products that are not individually significant. Our LP CanExel® prefinished siding was reclassified from Siding to our Other segment during the year ended December 31, 2020, reflecting changes in organizational structure and, accordingly, the information that the chief operating decision maker uses to evaluate performances and allocate resources to the segments. All prior periods presented have been adjusted for comparability.

•The Siding segment consists of LP SmartSide trim and siding and LP Outdoor Building Solutions innovative products for premium outdoor buildings.

•The OSB segment manufactures and distributes OSB structural panel products in the U.S. and Canada. Our OSB structural panel products include LP OSB, LP TechShield radiant barrier, LP TopNotch sub-flooring, LP Legacy super tough, moisture-resistant sub-flooring and LP FlameBlock fire-rated sheathing.

•The EWP segment consists of LP SolidStart I-Joist (I-Joist), Laminated Veneer Lumber (LVL), Laminated Strand Lumber (LSL), and other related products. This segment also includes the sales of I-Joist and LVL products produced by our joint venture and sales of plywood produced as a by-product of the LVL production process.

•Our South America segment manufactures and distributes OSB structural panel and siding products in South America and certain export markets. This segment has manufacturing operations in two countries, Chile and Brazil, and operates sales offices in Chile, Brazil, Peru, Columbia, and Argentina.

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

Information about our product segments is as follows:

	Year ended December 31,
	2020	2019	2018
NET SALES BY BUSINESS SEGMENT
Siding	$959	$917	$905
OSB	1,220	777	1,305
EWP	389	396	409
South America	169	159	161
Other	52	66	48
Intersegment Sales	(1)	(5)	—
Total sales	$2,788	$2,310	$2,828

PROFIT BY SEGMENT
Net income	$497	$(10)	$395
Add (deduct):
Loss from noncontrolling interest	2	5	—
Loss from discontinued operations	—	—	4

Income from continuing operations attributed to LP	499	(5)	399
Provision for income taxes	125	(13)	122
Depreciation and amortization	111	122	120
Stock-based compensation expense	12	9	8
Loss on impairment attributed to LP	15	92	11
Other operating credits and charges, net	(4)	1	(2)
Product-line discontinuance charges	8	—	—
Interest expense	19	19	16
Investment income	(4)	(10)	(18)
Other non-operating items	—	(6)	4
Adjusted EBITDA	$781	$209	$660
Siding	$246	$169	$196
OSB	519	10	425
EWP	23	26	26
South America	42	34	40
Other	(19)	(3)	(2)
Corporate	(30)	(27)	(25)
Adjusted EBITDA	$781	$209	$660

	Year ended December 31,
	2020	2019	2018
Depreciation and Amortization
Siding	$32	$36	$31
OSB	65	59	58
EWP	4	16	16
South America	7	9	9
Other	3	3	2
Non-segment related	—	—	3
Total depreciation and amortization	$111	$123	$120

Capital Expenditures
Siding	$34	$86	$116
OSB	25	46	55
EWP	6	6	10
South America	7	7	28
Other	4	14	2
Non-segment related	1	4	3
Total capital expenditures	$77	$163	$214

Information concerning identifiable assets by segment is as follows:

	December 31,
	2020	2019
Identifiable Assets
Siding	$521	$516
OSB	511	558
EWP	152	146
South America	106	109
Other	19	37
Non-segment related	778	469
Total assets	$2,086	$1,835
Non-segment related assets include cash and cash equivalents, short-term and long-term investments, corporate assets, and other items.
Information concerning our geographic segments is as follows:

	Year ended December 31,
	2020	2019	2018
GEOGRAPHIC LOCATIONS
Total Sales—Point of origin
U.S.	$2,425	$1,968	$2,409
Canada	643	653	861
South America	185	178	174
Intercompany sales	(465)	(489)	(616)
Total Sales	$2,788	$2,310	$2,828
Operating profit (loss)
U.S.	$608	$95	$475
Canada	50	(17)	138
South America	35	25	31
Other operating credits and charges, net and loss on impairments of assets	(20)	(93)	(9)
General corporate expense, loss on early debt extinguishment, other income (expense) and interest, net	(52)	(33)	(114)
	621	(23)	521
Provision for income taxes	(125)	13	(122)
Income from continuing operations	$497	$(10)	$399
Loss attributed to noncontrolling interest	2	5	—
Income from continuing operations attributed to LP	$499	$(5)	$399

IDENTIFIABLE TANGIBLE LONG LIVED ASSETS
U.S.	$533	$570	$542
Canada	367	390	408
South America	77	74	82
Total assets	$977	$1,034	$1,032

Interim Financial Results (unaudited)

The tables below present summarized unaudited quarterly results of operations for the years ended December 31, 2020, and 2019. Management believes that all necessary adjustments have been included in the amounts stated below for a fair presentation of the results of operations for the periods presented when read in conjunction with the

Company’s Consolidated Financial Statements for the years ended December 31, 2020, and 2019. Results of operations for a particular quarter are not necessarily indicative of results of operations for an annual period and are not predictive of future periods.

	1ST QTR		2ND QTR		3RD QTR		4TH QTR
(Dollars in millions, except per share)	2020	2019	2020	2019	2020	2019	2020	2019
QUARTERLY DATA
Net sales	$585	$582	$548	$588	$795	$603	$860	$537
Income before income taxes	$42	$34	$50	$19	$237	$3	$292	$(78)
Net income	$33	$26	$31	$16	$177	$1	$255	$(52)
Net income attributable to LP	$33	$27	$33	$17	$177	$2	$256	$(51)
Income from continuing operations per share—basic	$0.29	$0.20	$0.29	$0.14	$1.58	$0.02	$2.36	$(0.44)
Income from continuing operations per share—diluted	$0.29	$0.20	$0.29	$0.14	$1.57	$0.02	$2.34	$(0.44)
Net income per share—basic	$0.29	$0.20	$0.29	$0.14	$1.58	$0.02	$2.36	$(0.44)
Net income per share—diluted	$0.29	$0.20	$0.29	$0.14	$1.57	$0.02	$2.34	$(0.44)
Cash dividends per share	$0.145	$0.135	$0.145	$0.135	$0.145	$0.135	$0.145	$0.135
SALES BY SEGMENT:
Siding	$212	$219	$220	$231	$268	$244	$259	$222
OSB	220	208	204	199	368	197	428	172
EWP	99	90	79	107	103	105	108	93
South America	36	45	38	40	45	36	50	38
Other	18	21	7	14	11	21	16	12
Intersegment sales	—	(2)	—	(2)	—	(1)	(1)	—
Total net sales	$585	$582	$548	$588	$795	$603	$860	$537

Net income	$33	$26	$31	$15	$177	$1	$255	$(52)
Add (deduct):
Loss from noncontrolling interest	—	1	2	2	—	1	1	1
Income from continuing operations attributed to LP	33	27	33	17	177	2	256	(51)
Provision for income taxes	9	7	19	3	60	3	37	(26)
Depreciation and amortization	28	31	28	29	28	29	27	33
Stock-based compensation expense	2	2	1	3	5	2	4	2
Loss on impairment attributed to LP	7	1	7	—	1	5	—	86
Other operating credits and charges, net	2	2	(4)	(3)	(2)	3	—	(1)
Product-line discontinuance charges	—	—	10	—	(1)	—	(1)	—
Interest expense	5	3	6	4	5	6	2	5
Investment income	2	(4)	(4)	(2)	—	(2)	(1)	(2)
Other non-operating items	(5)	(11)	1	2	—	1	4	3
Adjusted EBITDA	$83	$58	$97	$53	$273	$49	$328	$49

Siding	$42	$39	$51	$45	$76	$44	$77	$41
OSB	35	8	46	(3)	189	(1)	249	6
EWP	9	7	3	10	9	6	2	3
South America	7	10	11	9	11	7	13	8
Other	(3)	1	(5)	(1)	(5)	(1)	(6)	(2)
Corporate	(7)	(7)	(9)	(7)	(7)	(6)	(7)	(7)
Total Adjusted EBITDA	$83	$58	$97	$53	$273	$49	$328	$49

See Notes 14 and 15 for further discussion on the other operating charges and credits, net, and the impairments of assets mentioned above.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2020, our Chief Executive Officer and Chief Financial Officer carried out, with the participation of the Company’s Disclosure Practices Committee and the Company’s management, a review and evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting, as of the end of the period covered by this report, based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, our management has concluded that, as of December 31, 2020, the Company’s internal control over financial reporting was effective. Our independent registered public accounting firm, Deloitte & Touche LLP, has audited our internal control over financial reporting as of the end of the period covered by this report, as stated in their report included herein.

ITEM 9B.     Other Information

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Louisiana-Pacific Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Louisiana-Pacific Corporation and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB) the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 18, 2021, expressed an unqualified opinion on those financial statements.

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
February 18, 2021

PART III

ITEM 10.    Directors, Executive Officers, and Corporate Governance

Directors

Information regarding our directors is incorporated herein by reference to the material included under the caption "Proposal 1: Election of Directors” in our Definitive Proxy Statement for our 2021 Annual Meeting of Stockholders (which we expect to file with the SEC within 120 days after the end of our 2020 fiscal year) (2021 Proxy Statement).

Executive Officers

Information regarding our executive officers is incorporated herein by reference to the material included under the caption "Executive Officers" in our 2021 Proxy Statement.

Section 16(a) Compliance

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the material included under the caption “Delinquent Section 16(a) Reports” in our 2021 Proxy Statement.

Audit Committee

Information regarding our Finance and Audit Committee is incorporated herein by reference to the material included under the captions “Board and Committee Meetings” and “Finance and Audit Committee” in our 2021 Proxy Statement.

Corporate Governance

We have adopted a Code of Business Conduct and Ethics and a Financial Leadership Code of Ethics applicable to our principal executive officer, principal financial officer, and principal accounting officer. Each of these documents, as well as the charters of the Governance and Corporate Responsibility Committee, Finance and Audit Committee, Compensation Committee and Executive Committee are available on our website at www.lpcorp.com on the "Investor Relations" tab under the caption “Corporate Governance.” The information provided on our website is not a part of this annual report on Form 10-K and therefore is not incorporated herein by reference.

ITEM 11.    Executive Compensation

Information regarding executive compensation is incorporated herein by reference to the material under the captions “Compensation of Executive Officers” and “Director’ Compensation” in our 2021 Proxy Statement. Information regarding our Compensation Committee is incorporated herein by reference to the material under the captions "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" in our 2021 Proxy Statement.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and securities authorized for issuance under our existing equity compensation plans and arrangements is incorporated herein by reference to the material under the captions “Holders of Common Stock” and “Equity Compensation Plan Information” in the 2021 Proxy Statement.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

There are no transactions of the type required to be disclosed by Item 404(a) of Regulation S-K. Information regarding transactions with related persons and director independence is incorporated herein by reference to the material under the captions “Nominees for Director,” “Continuing Directors,” “Principles of Corporate Governance,” and “Related Person Transactions” in the 2021 Proxy Statement.

ITEM 14.    Principal Accounting Fees and Services

Information regarding fees and services provided by our principal accountant and the LP Finance Audit Committee’s pre-approval policies and procedures relating thereto is incorporated herein by reference to the material under the caption “Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm” in the 2021 Proxy Statement. The charter for the Finance and Audit Committee is disclosed on our website at www.lpcorp.com. The information provided on our website is not a part of this annual report on Form 10-K and therefore is not incorporated herein by reference.

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules

A. Financial Statements and Financial Statement Schedules

The following financial statements of LP are included in this annual report on Form 10-K:
Consolidated Balance Sheets—December 31, 2020, and 2019.
Consolidated Statements of Income—years ended December 31, 2020, 2019, and 2018.
Consolidated Statements of Comprehensive Income—years ended December 31, 2020, 2019 and 2018.
Consolidated Statements of Cash Flows—years ended December 31, 2020, 2019, 2018.
Consolidated Statements of Stockholders’ Equity—years ended December 31, 2020, 2019 and 2018.
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

4.2	Description of Securities.

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

10.1(b)
Amended and Restated Security Agreement, dated as of June 27, 2019, among Louisiana-Pacific Corporation and American AgCredit, PCA. Incorporated herein by reference to Exhibit 10.2 to LP’s Current Report on Form 8-K, filed on June 28, 2019.

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

10.4
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

10.6
2008 Supplemental Executive Retirement Plan, Amended and Restated, Effective January 1, 2008. Incorporated herein by reference to Exhibit 10.14 to LP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011. *

10.7(a)	2013 Omnibus Stock Award Plan, Effective May 3, 2013. Incorporated herein by reference to Annex A to LP’s Definitive Proxy Statement on Schedule 14A, filed on March 20, 2013. *

10.7(b)	Amendment No 1 to Louisiana-Pacific Corporation 2013 Omnibus Stock Award Plan. Incorporated herein by reference to Exhibit 10.26 LP's Annual Report on Form 10-K for the year ended December 31, 2017.*

10.8
Form of Stock Appreciation Rights Award Agreement under the 2013 Omnibus Stock Award Plan. Incorporated by reference to Exhibit 10.19 to LP's Annual Report on Form 10-K for the year ended December 31, 2015.*

10.9	Form of Restricted Stock Award Agreement under the 2013 Omnibus Stock Award Plan. Incorporated by reference to Exhibit 10.20 to LP's Annual Report on Form 10-K for the year ended December 31, 2015.*

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

10.12
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

10.15
Form of Restricted Stock Unit Award Agreement for directors under the 2013 Omnibus Stock Award Plan. Incorporated herein by reference to Exhibit 10.29 to LP's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.*

10.16	Form of Change of Control Employment Agreement. Incorporated herein by reference to Exhibit 10.26 to LP’s Current Report on Form 8-K, filed on March 4, 2015.

10.17
Form of Restricted Stock Unit Award Agreement under the 2013 Omnibus Stock Award Plan with certain prorated vesting. Incorporated herein by reference to Exhibit 10.24 to LP's Annual Report on Form 10-K for the year ended December 31, 2017. *

10.18
Form of Performance Stock Unit Award Agreement under the 2013 Omnibus Stock Award Plan with certain prorated vesting. Incorporated herein by reference to Exhibit 10.25 to LP's Annual Report on Form 10-K for the year ended December 31, 2017.*

10.19
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

10.21	Louisiana-Pacific Corporation 2019 Employee Stock Purchase Plan. Incorporated herein by reference to Annex A to LP's Definitive Proxy Statement on Schedule 14A, filed on March 26, 2019.*

10.22
Form of Severance Agreement between Louisiana-Pacific Corporation and Chief Executive Officer. Incorporated herein by reference to Exhibit 10.1 to LP's Current Report on Form 8-K, filed on May 14, 2019.*

10.23
Form of Severance Agreement between Louisiana-Pacific Corporation and Certain Officers other than Chief Executive Officer. Incorporated herein by reference to Exhibit 10.2 to LP's Current Report on Form 8-K, filed on May 14, 2019.*

10.24	Form of Performance Shares Award Agreement under the 2013 Omnibus Stock Award Plan. Incorporated herein by reference to Exhibit 10.3 to LP's Current Report on Form 8-K, filed on May 14, 2019.*

10.25	Form of Restricted Stock Unit Award Agreement under the 2013 Omnibus Stock Award Plan. Incorporated herein by reference to Exhibit 10.4 to LP's Current Report on Form 8-K, filed on May 14, 2019.*

10.26
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

10.28
Form of Restricted Stock Unit Award Agreement under the 2013 Omnibus Stock Award Plan. Incorporated herein by reference to Exhibit 10.3 to LP's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.*

10.29	Separation Agreement with Mr. Michael E. Kinney. Incorporated herein by reference to Exhibit 10.1 to LP's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.*

10.30
First Amendment to Amended and Restated Credit Agreement, dated May 1, 2020, among the Company, as borrower, American AgCredit PCA, as administrative agent, CoBank, ACB, as letter of credit issuer and lenders and voting participants party thereto. Incorporated by reference to Exhibit 10.1 to LP’s Current Report on Form 8-K, filed on May 5, 2020.

10.31
Form of 2020 Performance Shares Award Agreement under the 2013 Omnibus Stock Award Plan. Incorporated by reference to Exhibit 10.1 to LP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.*

10.32
Second Amendment to Amended and Restated Credit Agreement, dated May 27, 2020, among the Company, as borrower, American AgCredit PCA, as administrative agent, CoBank, ACB, as letter of credit issuer and lenders and voting participants party thereto. Incorporated by reference to Exhibit 10.1 to LP’s Current Report on Form 8-K filed on May 29, 2020.

10.33	Amended and Restated LP Non-Employee Directors Compensation Plan. Incorporated by reference to LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.*

21	List of LP’s subsidiaries.

23	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to §906 of the Sarbanes-Oxley Act of 2002.

ITEM 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Louisiana-Pacific Corporation, a Delaware corporation (the “registrant”), has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 18, 2021	LOUISIANA-PACIFIC CORPORATION (Registrant)

/s/ ALAN J.M. HAUGHIE
Alan J.M. Haughie Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature and Title

February 18, 2021	/s/ W. BRADLEY SOUTHERN
W. Bradley Southern Chairman of the Board Chief Executive Officer (Principal Executive Officer)

February 18, 2021	/s/ ALAN J.M. HAUGHIE
Alan J.M. Haughie Executive Vice President and Chief Financial Officer (Principal Financial Officer)

February 18, 2021	/s/ DEREK N. DOYLE
Derek N. Doyle Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

February 18, 2021	/s/ TRACY EMBREE
Tracy Embree Director

February 18, 2021	/s/ LIZANNE C. GOTTUNG
Lizanne C. Gottung Director

February 18, 2021	/s/ STEPHEN E. MACADAM
Stephen E. Macadam Director

February 18, 2021	/s/ OZEY K. HORTON, Jr.
Ozey K. Horton Director

February 18, 2021	/s/ DUSTAN E. MCCOY
Dustan E. McCoy Director

February 18, 2021	/s/ KURT M. LANDGRAF
Kurt M. Landgraf Director

February 18, 2021	/s/ F. NICHOLAS GRASBERGER III
F. NICHOLAS GRASBERGER III Director