Form 10-Q
period 2021-03-31
LOUISIANA-PACIFIC CORP
filed 2021-05-05
CIK 60519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2021
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 102,253,315 shares of Common Stock, $1 par value, outstanding as of April 30, 2021.

Except as otherwise specified and unless the context otherwise requires, references to "LP", the “Company”, “we”, “us”, and “our” refer to Louisiana-Pacific Corporation and its subsidiaries.

ABOUT FORWARD-LOOKING STATEMENTS

Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act) provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their businesses and other matters as long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statements. This quarterly report on Form 10-Q contains, and other reports and documents we file with, or furnish to, the Securities and Exchange Commission (SEC) may contain, forward-looking statements. These statements are based upon the beliefs and assumptions of, and on information available to, our management.

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

ITEM 1.FINANCIAL STATEMENTS

Condensed Consolidated Statements of Income
Dollar amounts in millions, except per share amounts
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net sales	$1,017	$585
Cost of sales	(538)	(477)
Gross profit	479	108
Selling, general, and administrative expenses	(48)	(55)
Loss on impairment	—	(7)
Other operating credits and charges, net	—	(2)
Income from operations	431	44
Interest expense	(5)	(5)
Investment income	—	(2)
Other non-operating items	(10)	5
Income before income taxes	416	42
Provision for income taxes	(96)	(9)
Net income	$320	$33
Net loss attributed to noncontrolling interest	1	—
Net income attributed to LP	$320	$33

Basic net income per share of common stock:
Net income per share - basic	$3.02	$0.29
Diluted net income per share of common stock:
Net income per share - diluted	$3.00	$0.29

Average shares of common stock used to compute net income per share:
Basic	106	112
Diluted	107	113

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income
Dollar amounts in millions
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net income	$320	33
Other comprehensive income, net of tax
Foreign currency translation adjustments	(7)	(23)
Amortization of pension and post-retirement prior service costs and net loss	—	1
Other comprehensive loss, net of tax	(6)	(22)
Comprehensive income	313	11
Comprehensive loss associated with noncontrolling interest	1	—
Comprehensive income attributed to LP	$314	$11

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets
Dollar amounts in millions
(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$645	$535
Receivables, net of allowance for doubtful accounts of $2 million at March 31, 2021, and December 31, 2020	264	184
Inventories	307	259
Prepaid expenses and other current assets	10	15
Total current assets	1,226	993

Timber and timberlands	63	52
Property, plant, and equipment, net	921	918
Operating lease assets	39	40
Goodwill and other intangible assets	45	46
Investments in and advances to affiliates	9	11
Restricted cash	13	—
Other assets	24	24
Deferred tax asset	2	3
Total assets	$2,343	$2,086
LIABILITIES AND EQUITY
Accounts payable and accrued liabilities	$262	$267
Income tax payable	97	18
Current portion of contingency reserves	1	1
Total current liabilities	360	286

Long-term debt	346	348
Deferred income taxes	82	78
Non-current operating lease liabilities	30	32
Contingency reserves, excluding current portion	13	13
Other long-term liabilities	99	86
Total liabilities	930	842

Redeemable noncontrolling interest	9	10

Stockholders’ equity:
Common stock, $1 par value, 200,000,000 shares authorized; 121,153,436 and 104,234,125 shares issued and outstanding, respectively, as of March 31, 2021; and 123,547,974and 106,240,030 shares issued and outstanding, respectively, as of December 31, 2020	121	124
Additional paid-in capital	443	452
Retained earnings	1,390	1,206
Treasury stock, 16,919,311 shares and 17,307,944 shares, at cost as of March 31, 2021 and December 31, 2020, respectively	(393)	(397)
Accumulated comprehensive loss	(157)	(151)
Total stockholders’ equity	1,404	1,234
Total liabilities and stockholders’ equity	$2,343	$2,086

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows
Dollar amounts in millions
(Unaudited)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$320	$33
Adjustments to net income:
Depreciation and amortization	29	28
Loss on impairment	—	7
Deferred taxes	4	(4)
Loss on early debt extinguishment	11	—
Other adjustments, net	3	(5)
Changes in assets and liabilities (net of acquisitions and divestitures):
Receivables	(74)	(31)
Prepaid expenses and other current assets	3	(1)
Inventories	(50)	(36)
Accounts payable and accrued liabilities	(3)	(16)
Income taxes payable, net of receivables	71	16
Net cash provided by operating activities	314	(9)
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant, and equipment additions	(34)	(24)
Other investing activities	2	—
Net cash used in investing activities	(32)	(24)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing of long-term debt	350	350
Repayment of long-term debt, including redemption premium	(359)	—
Payment of cash dividends	(17)	(16)
Purchase of stock	(122)	—
Other financing activities	(10)	(5)
Net cash (used in) provided by financing activities	(158)	329
EFFECT OF EXCHANGE RATE ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(2)	(3)
Net increase in cash, cash equivalents and restricted cash	122	293
Cash, cash equivalents, and restricted cash at beginning of period	535	195
Cash, cash equivalents, and restricted cash at end of period	$658	$488

Supplemental cash flow information:
Cash paid for income taxes, net of cash received	$21	$—
Cash paid for interest, net of cash received	$9	$10
Unpaid capital expenditures	$14	$7

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Stockholders' Equity
Dollar and share amounts in millions, except per share amounts
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2020	124	$124	17	$(397)	$452	$1,206	$(151)	$1,234
Net income attributed to LP	—	—	—	—	—	320	—	320
Dividends paid ($0.16 per share)	—	—	—	—	—	(17)	—	(17)
Issuance of shares under stock plans	—	—	—	11	(11)	—	—	—
Taxes paid related to net settlement of stock-based awards	—	—	—	(6)	—	—	—	(6)
Purchase of stock	(2)	(2)	—	—	—	(120)	—	(122)
Compensation expense associated with stock-based compensation	—	—	—	—	1	—	—	1
Other comprehensive loss	—	—	—	—	—	—	(6)	(6)
Balance, March 31, 2021	121	$121	17	$(393)	$443	$1,390	$(157)	$1,404

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2019	130	$130	18	$(406)	$454	$966	$(153)	$991
Net income attributed to LP	—	—	—	—	—	33	—	33
Dividends paid ($0.145 per share)	—	—	—	—	—	(16)	—	(16)
Issuance of shares under stock plans	—	—	—	8	(8)	—	—	—
Taxes paid related to net settlement of stock-based awards	—	—	—	(4)	—	—	—	(4)
Compensation expense associated with stock-based compensation	—	—	—	—	2	—	—	2
Other comprehensive loss	—	—	—	—	—	—	(22)	(22)
Balance, March 31, 2020	130	$130	18	$(402)	$448	$983	$(175)	$984

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF OPERATIONS AND BASIS FOR PRESENTATION

Nature of Operations

Louisiana-Pacific Corporation and our subsidiaries is a leading provider of high-performance building solutions that meet the demands of builders, remodelers, and homeowners worldwide. We have leveraged our expertise serving the new home construction, repair and remodeling, and outdoor structures markets to become an industry leader known for innovation, quality, and reliability. In addition to our U.S. operations, the Company also maintains manufacturing facilities in Canada, Chile, and Brazil through foreign subsidiaries, and operates facilities through joint ventures. The principal customers for our building solutions are retailers, wholesalers, and homebuilding and industrial businesses in North America and South America, with limited sales to Asia, Australia, and Europe. References to "LP," "the Company," "we," "our," and "us" refer to Louisiana-Pacific Corporation and its consolidated subsidiaries as a whole.

Basis for Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) for interim financial information. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal and recurring nature. These Condensed Consolidated Financial Statements and Notes hereto should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 18, 2021 (2020 Annual Report on Form 10-K). Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year. All dollar amounts are shown in millions except per share.

Recently Adopted Accounting Policies

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). This ASU simplifies the accounting for income taxes by, among other things, eliminating certain existing exceptions related to the general approach in ASC 740 relating to franchise taxes, reducing complexity in the interim-period accounting for year-to-date loss limitations and changes in tax laws, and clarifying the accounting for transactions outside of business combination that result in a step-up in the tax basis of goodwill. The Company adopted ASU 2019-12 effective as of January 1, 2021. There was no impact on our Condensed Consolidated Financial Statements upon adoption.

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

Three Months Ended March 31, 2021
By product type and family:	Siding	OSB	EWP	South America	Other	Inter-segment	Total
Value-add
SmartSide®	$283	$—	$—	$9	$—	$—	$293
OSB - Structural Solutions	—	254	—	41	—	—	295
I-Joist	—	—	48	—	—	—	48
LVL	—	—	43	—	—	—	43
LSL	—	—	8	—	—	—	8
	284	254	100	50	—	—	687
Commodity
OSB - commodity	—	282	—	—	—	—	281
Plywood	—	—	13	—	—	—	13
	—	282	13	—	—	—	294
Other
Other products	1	3	11	3	18	—	36
	$285	$539	$123	$53	$18	$—	$1,017

Three Months Ended March 31, 2020
By product type and family:	Siding	OSB	EWP	South America	Other	Inter-segment	Total
Value-add
SmartSide	$191	$—	$—	$3	$—	$—	$194
Fiber siding	19	—	—	—	—	—	19
OSB - Structural Solutions	—	103	1	32	—	—	136
I-Joist	—	—	37	—	—	—	37
LVL	—	—	36	—	—	—	36
LSL	—	—	12	—	—	—	12
	210	103	86	35	—	—	434
Commodity
OSB - commodity	—	113	—	—	—	—	113
Plywood	—	—	6	—	—	—	6
	—	113	6	—	—	—	119

Other
CanExel siding	—	—	—	—	11	—	11
Other products	2	4	7	1	7	—	21
	$212	$220	$99	$36	$18	$—	$585

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

Our businesses routinely incur customer program costs to obtain favorable product placement, to promote sales of products, and to maintain competitive pricing. Customer program costs and incentives, including rebates and promotion and volume allowances, are accounted for as deductions from net sales at the time the program is initiated. These reductions from revenue are recorded at the time of sale or the implementation of the program based on management’s best estimates. Estimates are based on historical and projected experience for each type of program or customer. Volume allowances are accrued based on management’s estimates of customer volume achievement and other factors incorporated into customer agreements, such as new product purchases, store sell-through, and merchandising support. Management adjusts accruals when circumstances indicate (typically as a result of a change in volume expectations).

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

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Net income attributed to LP
Weighted average common shares outstanding - basic	106	112
Dilutive effect of employee stock plans	1	1
Shares used for diluted earnings per share	107	113
Earnings per share:
Basic earnings	$3.02	$0.29
Diluted earnings	$3.00	$0.29

NOTE 4. FAIR VALUE MEASUREMENTS

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. We are required to classify these financial assets and liabilities into two groups: (i) recurring—measured on a periodic basis, and (ii) non-recurring—measured on an as-needed basis.

Trading securities consist of rabbi trust financial assets, which are recorded in other assets in our Condensed Consolidated Balance Sheets. The assets of the rabbi trust are invested in mutual funds and are reported at fair value based on active market quotations, which represent Level 1 inputs. The assets of the rabbi trust were $5 million at March 31, 2021, and December 31, 2020.

We estimated our 3.625% Senior Notes due in 2029 (2029 Senior Notes) to have a fair value of $342 million as of March 31, 2021, based upon market quotations. Our 2029 Senior Notes and other long-term debt are categorized as Level 1 in the U.S. GAAP fair value hierarchy. Fair values are based on trading activity among the Company’s lenders and the average bid and ask price as determined using published rates.

There were no outstanding amounts borrowed under our Amended Credit Facility as of March 31, 2021.

Carrying amounts reported on the balance sheet for cash and cash equivalents, accounts receivables, and accounts payable approximate fair value due to the short-term maturity of these items.

NOTE 5. RECEIVABLES

Receivables consisted of the following:

	March 31, 2021	December 31, 2020
Trade receivables	$226	$161
Income tax receivable	10	2
Other receivables	30	23
Allowance for doubtful accounts	(2)	(2)
Total	$264	$184

Trade receivables are primarily generated by sales of our products to our wholesale and retail customers. Other receivables as of March 31, 2021, and December 31, 2020, primarily consist of sales tax receivables, vendor rebates, a receivable associated with an affiliate, and other miscellaneous receivables.

NOTE 6. INVENTORIES

Inventories are valued at the lower of cost or net realizable value. Inventory cost includes materials, labor, and operating overhead. The major types of inventories are as follows (work in process is not material and is included in Semi-finished inventory below):

	March 31, 2021	December 31, 2020
Logs	$73	$49
Other raw materials	38	36
Semi-finished inventory	34	28
Finished products	162	146
Total	$307	$259

NOTE 7. GOODWILL AND OTHER INTANGIBLES

Goodwill and indefinite-lived intangible assets are not amortized and are subject to assessment for impairment by applying a fair value based test on an annual basis or more frequently, if circumstances indicate a potential impairment. The Company’s annual assessment date is October 1.

Changes in goodwill and other intangible assets as of March 31, 2021, are provided in the following table:

	Timber licenses[1]	Goodwill	Developed Technology	Trademarks
Beginning balance December 31, 2020	$34	$25	$19	$3
Amortization	(1)	—	(1)	—
Ending balance March 31, 2021	$33	$25	$18	$2
1Timber licenses are included in Timber and timberlands on the Condensed Consolidated Balance Sheets.

NOTE 8. REDEEMABLE NONCONTROLLING INTEREST

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

The components of redeemable noncontrolling interest are as follows:

Beginning balance December 31, 2020	$10
Net loss attributed to noncontrolling interest	(1)
Ending balance March 31, 2021	$9

NOTE 9. LONG-TERM DEBT

The following table summarizes our outstanding debt:

	March 31, 2021	December 31, 2020
2029 Senior Notes	$350	$—
2024 Senior Notes	—	350
Amended Credit Facility	—	—
Financing leases	1	1
Unamortized debt costs	(4)	(2)
Total	346	348
Less: current portion	—	—
Long-term portion	$346	$348

Senior notes

In March 2021, we issued $350 million aggregate principal amount of the 3.625% Senior Notes, which mature March 15, 2029 (2029 Senior Notes). We may redeem the 2029 Senior Notes, in whole or in part, prior to March 15, 2024, at a redemption price equal to 100% of the principal amount thereof plus a “make-whole” premium set forth in the indenture governing our 2029 Senior Notes, plus accrued and unpaid interest, if any, to, but not including, the date of redemption. On or after March 15, 2024, we may, at our option on one or more occasions, redeem all or any portion of these notes at the redemption prices set forth in the indenture governing the 2029 Senior Notes, plus accrued and unpaid interest, if any, to, but not including, the date of redemption. The indenture governing the 2029

Senior Notes contains certain covenants that, among other things, limit our ability to grant liens to secure indebtedness, engage in sale and leaseback transactions and merge or consolidate or sell all or substantially all of our assets. If we are subject to a "change of control," as defined in the indenture, we are required to offer to repurchase the 2029 Senior Notes at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, thereon to, but not including, the date of purchase. The indenture governing the 2029 Senior Notes contains customary events of default, including failure to make required payments on the 2029 Senior Notes, failure to comply with certain agreements or covenants contained in the indenture, failure to pay or acceleration of certain other indebtedness and certain events of bankruptcy and insolvency. An event of default in the indenture allows either the indenture trustee or the holders of at least 25% in aggregate principal amount of the then-outstanding 2029 Senior Notes to accelerate, or in certain cases, automatically causes the acceleration of, the amounts due under the 2029 Senior Notes.

In September 2016, LP issued $350 million aggregate principal amount Senior Notes due 2024 (2024 Senior Notes). In February 2021, LP delivered to holders of the 2024 Senior Notes a conditional notice of redemption to redeem on March 27, 2021 all of the 2024 Senior Notes outstanding at a redemption price of 102.438% of the principal amount thereof plus accrued and unpaid interest to, but not including, the redemption date. The redemption notice became irrevocable on March 11, 2021, and the 2024 Senior Notes were fully redeemed on March 27, 2021. In connection with this redemption, LP recorded an early debt extinguishment charge of $11 million, recorded within Other non-operating items on the Condensed Consolidated Statements of Income, which included $9 million of redemption premium and $2 million of unamortized debt costs associated with these notes.

Deferred debt costs are amortized over the life of the related debt using a straight-line basis which approximates the effective interest method. These costs are a direct deduction from the carrying amount related to the debt liability. If the debt is retired early, the related unamortized deferred financing costs are written off in the period the debt is retired to other non-operating income (expense). During the three months ended March 31, 2021, $2 million of deferred debt costs were written off in association with the 2024 Senior Notes extinguishment, and we paid $4 million in debt issuance costs that will be deferred and amortized over the life of the 2029 Senior Notes.

Credit facility

In May 2020, we entered into two amendments to our revolving credit facility, dated as of June 27, 2019 (Credit Facility), with American AgCredit, PCA, as administrative agent and CoBank, ACB, as letter of credit issuer, (as amended, the Amended Credit Facility). The Amended Credit Facility provides for revolving credit facilities in the aggregate principal amount of up to $550 million, with a $60 million sub-limit for letters of credit. The initial $350 million revolving facility provided pursuant to the Credit Facility (Revolving A Loan) terminates, and all loans made thereunder become due, in June 2024. The incremental $200 million revolving facility provided pursuant to the Amended Credit Facility in May 2020 (Revolving B Loan) terminates, and all loans made thereunder become due in May 2023. LP has granted a security interest in substantially all of its personal property to secure the Amended Credit Facility, and certain of LP’s existing and future wholly-owned domestic subsidiaries may guaranty our obligations under the Amended Credit Facility and, subject to certain limited exceptions, provide security through a security interest in substantially all the personal property of these subsidiaries. There are no outstanding amounts borrowed under the Amended Credit Facility as of March 31, 2021.

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

In March 2020, LP entered into a letter of credit facility agreement (Letter of Credit Facility) with Bank of America, N.A., which provides for the funding of letters of credit up to an aggregate outstanding amount of $20 million, which may be secured by certain cash collateral of LP. The Letter of Credit Facility includes an unused commitment fee, due quarterly, ranging from 0.50% to 1.875% of the daily available amount to be drawn on each letter of credit issued under the Letter of Credit Facility. The Letter of Credit Facility is subject to similar affirmative, negative, and financial covenants as those set forth in the Amended Credit Facility, including capitalization ratio and minimum net worth covenants. As of March 31, 2021, we secured $13 million of outstanding letters of credit with cash collateral, included in Restricted cash in our Condensed Consolidated Balance Sheets.

As of March 31, 2021, we were in compliance with all financial covenants under the Amended Credit Facility.

NOTE 10. INCOME TAXES

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

The tax provision for income taxes for the three months ended March 31, 2021 and 2020, reflected an estimated annual tax rate of 25% and 26%, respectively, excluding discrete items discussed below. The total effective tax rate for the three months ended March 31, 2021, was 23% compared to 22% for the comparable period in 2020.

We recognized a net discrete tax benefit of $5 million and $2 million during the three months ended March 31, 2021 and 2020, respectively, with the most significant benefit related to excess tax benefits from stock-based compensation for both periods.

NOTE 11. STOCK-BASED COMPENSATION

We have stock award plans for key employees and directors, which provide for awards of stock options, SSARs, restricted stock, restricted stock units, and performance stock units are granted. In addition, we offer an employee stock purchase plan to employees.

During the three months ended March 31,2021, we granted awards of 200,065 restricted stock units and 121,749 performance stock units, at an average grant date fair value of $43.39 per share.

We recognized $1 million and $2 million in stock-based compensation expense for the three months ended March 31, 2021 and 2020, respectively. At March 31, 2021, there was $22 million of unrecognized stock-based compensation expense related to unvested performance stock units, restricted stock units, and SSARs attributable to future service that had not yet been recognized.

NOTE 12. COMMITMENTS AND CONTINGENCIES

We maintain reserves for various contingent liabilities as follows:

	March 31, 2021	December 31, 2020
Environmental reserves	$14	$14
Other reserves	—	—
Total contingencies	14	14
Current portion (included in Accrued liabilities)	(1)	(1)
Long-term portion (included in Other long-term liabilities)	$13	$13

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

Other Proceedings

From time to time, we and our subsidiaries are parties to certain legal proceedings. Based on the information currently available, management believes the resolution of such proceedings will not have a material adverse effect on our financial position, results of operations, cash flows, or liquidity.

NOTE 13. IMPAIRMENT OF LONG-LIVED ASSETS

We review the carrying values of our long-lived assets for potential impairments and believe we have adequate support for the carrying value of our long-lived assets. If demand and pricing for our products fall to levels significantly below cycle average demand and pricing, or should we decide to invest capital in alternative projects, or should changes occur related to our wood supply for our mills, it is possible that future impairment charges will be required. As of March 31, 2021, there were no indications of impairment.
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

During the three months ended March 31, 2020, we recorded $5 million in pre-tax impairment charges primarily related to our fiber producing assets at a Siding facility. Additionally, we recorded $2 million in pre-tax impairment charges related to the reclassification of our East River facility as held-for-sale during the three months ended March 31, 2020.

NOTE 14. PRODUCT WARRANTIES

We offer warranties on the sale of most of our products and record an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The activity in warranty reserves for the three months ended March 31, 2021, and 2020, is summarized in the following table:

	Three Months Ended March 31,
	2021	2020
Beginning balance	$8	$8
Accrued to expense	—	1
Payments made	—	(1)
Total warranty reserves	8	8
Current portion of warranty reserves (included in Other current liabilities)	(2)	(2)
Long-term portion of warranty reserves (included in Other long-term liabilities)	$6	$6
We continue to monitor warranty and other claims associated with these products and believe as of March 31, 2021, that the warranty reserve balances associated with these matters are adequate to cover future warranty payments. However, it is possible that additional changes may be required in the future.

NOTE 15. DEFINED BENEFIT PENSION PLANS

The following table summarizes our net periodic pension cost for our defined benefit pension and postretirement plans during the three months ended March 31, 2021, and 2020:

	Three Months Ended March 31,
	2021	2020
Service cost	$—	$1
Other components of net periodic pension cost[1]:
Interest cost	2	3
Expected return on plan assets	(3)	(4)
Amortization of prior service cost	—	—
Amortization of net loss	1	1
Net periodic pension cost	$1	$1
1Other components of net periodic pension cost are included in Other non-operating items on our Condensed Consolidated Statements of Income.

NOTE 16. ACCUMULATED COMPREHENSIVE INCOME (LOSS)

Other comprehensive income activity, net of tax, is provided in the following table for the three months ended March 31, 2021, and 2020:

	Three Months Ended March 31,
	2021	2020
Pension[1]
Balance at beginning of period	$(81)	$(89)
Amounts reclassified from accumulated other comprehensive loss to income [2]	—	1
Total other comprehensive income	—	1
Balance at end of period	(81)	(88)
Translation Adjustments
Balance at beginning of period	(68)	(67)
Translation adjustments	(7)	(23)
Balance at end of period	(75)	(90)
Other
Balance at beginning of period	(2)	3
Unrealized gains on securities, net of reversals	—	—
Balance at end of period	(2)	3
Accumulated other comprehensive loss, end of period	$(157)	$(175)
1 Amounts are presented net of tax.
2 Amounts of actuarial loss and prior service cost are components of net periodic benefit cost.

NOTE 17. OTHER OPERATING AND NON-OPERATING INCOME

Other operating credits and charges, net

During the three months ended March 31, 2021, we recorded a gain of $1 million related to the sale of assets previously classified as held for sale, offset by other expenses including severance associated with certain reorganizations within the corporate office.

During the three months ended March 31, 2020, we recorded a charge of $2 million related to severance associated with certain reorganizations within the corporate office.

Other non-operating items

During the three months ended March 31, 2021, we recorded an early debt extinguishment charge of $11 million related to the redemption of our 2024 Senior Notes, offset by a foreign currency gain of $1 million.

During the three months ended March 31, 2020, we recorded a foreign currency gain of $6 million, offset by $1 million of net periodic pension cost.

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

Information about our product segments is as follows:

	Three Months Ended
	March 31,
	2021	2020
Net sales
Siding	$285	$212
OSB	539	220
EWP	123	99
South America	53	36
Other	18	18
Intersegment sales	—	—
Total sales	$1,017	$585
PROFIT BY SEGMENT
Net income	$320	$33
Add (deduct):
Net loss attributed to noncontrolling interest	1	—
Income attributed to LP	320	33
Provision for income taxes	96	9
Depreciation and amortization	29	28
Stock-based compensation expense	1	2
Loss on impairment attributed to LP	—	7
Other operating credits and charges, net	—	2
Loss on early debt extinguishment	11	—
Interest expense	5	5
Investment income	—	2
Other non-operating items	(1)	(5)
Adjusted EBITDA	$461	$83

Siding	$90	$42
OSB	354	35
EWP	7	9
South America	21	7
Other	(5)	(3)
Corporate	(6)	(7)
Adjusted EBITDA	$461	$83

NOTE 19. SUBSEQUENT EVENT

In the first quarter of 2020, the Board of Directors authorized the repurchase of $200 million of LP's common stock (the "Share Repurchase Program"). In the fourth quarter of 2020, the Board of Directors authorized the expansion of the Share Repurchase Program under which LP may repurchase up to an additional $300 million of shares of LP’s common stock. Subsequent to March 31, 2021 through May 5, 2021, we paid $146 million to repurchase 2.3 million shares of LP common stock.

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

In February 2021, we announced (i) that LSL production will cease during 2021 in connection with the conversion of the Houlton, Maine facility from LSL and OSB production to Siding production and (ii) our decision to explore strategic alternatives with respect to the Company's remaining EWP segment, including a possible sale in whole or in part.

The COVID-19 pandemic did not materially impact our results of operations for the three months ended March 31, 2021, but continues to have a significant adverse effect on many sectors of the economy and the overall financial condition in the U.S. LP is continuing to follow national, state and local health and safety guidelines and is running full mill operating schedules as of March 31, 2021. However, the duration of the COVID-19 pandemic, the actions to contain the pandemic and mitigate its impacts, and the effects on our operations cannot be reasonably estimated.

Demand for our Building Products

Demand for our products correlates positively with new home construction and repair and remodeling activity in North America, which historically have been characterized by significant cyclicality. The U.S. Department of Census reported on April 16, 2021, that actual single housing starts were 21% higher in the first quarter of 2021 as compared to the same period in 2020. Repair and remodeling activity is difficult to reasonably measure, but many indications, including the substantial increase in LP’s retail sales, suggest that it grew significantly in the first quarter of 2021 as compared to the corresponding period in the prior year.

Although housing market demand has recently been very strong, future economic conditions in the United States and the demand for homes remain uncertain due to continuing COVID-19-related disruptions, government directives, actions and economic relief efforts related thereto, and the impact of these actions on the economy, employment levels, consumer confidence, and financial markets, among other things. The potential effect of these factors on our future operational and financial performance is highly uncertain. As a result, our past performance may not be indicative of future results.

Supply and Demand for OSB

OSB is sold as a commodity for which sales prices fluctuate daily based on market factors over which we have little or no control. We cannot predict whether the prices of our OSB products will remain at current levels or increase or decrease in the future.

For additional factors affecting our results, refer to the "Overview" within our Management's Discussion and Analysis of Financial Condition and Results of Operations and “Risk Factors” contained in our 2020 Annual Report on Form 10-K, and to “About Forward-Looking Statements” in this quarterly report on Form 10-Q.

Critical Accounting Policies and Significant Estimates

Note 1 of the Notes to the Consolidated Financial Statements included in our 2020 Annual Report on Form 10-K is a discussion of our significant accounting policies and significant accounting estimates and judgments. Throughout the preparation of the financial statements, we employ significant judgments in the application of accounting principles and methods. These judgments are primarily related to the assumptions used to arrive at various estimates.

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

The following table presents significant items by operating segment and reconciles Net income to Adjusted EBITDA (dollar amounts in millions):

	Three Months Ended
	March 31,
	2021	2020
Net income	$320	$33
Add (deduct):
Net loss attributed to noncontrolling interest	1	—
Income attributed to LP	320	33
Provision for income taxes	96	9
Depreciation and amortization	29	28
Stock-based compensation expense	1	2
Loss on impairment attributed to LP	—	7
Other operating credits and charges, net	—	2
Loss on early debt extinguishment	11	—
Interest expense	5	5
Investment income	—	2
Other non-operating items	(1)	(5)
Adjusted EBITDA	$461	$83

Siding	$90	$42
OSB	354	35
EWP	7	9
South America	21	7
Other	(5)	(3)
Corporate	(6)	(7)
Adjusted EBITDA	$461	$83

The following table provides the reconciliation of Net income to Adjusted Income (dollar amounts in millions, except earnings per share):

	Three Months Ended
	March 31,
	2021	2020
Net income	$320	$33
Add (deduct):
Net loss attributed to noncontrolling interest	1	—
Income attributed to LP	320	33
Loss on impairment attributed to LP	—	7
Other operating credits and charges, net	—	2
Loss on early debt extinguishment	11	—
Reported tax provision	96	9
Adjusted income before tax	427	51
Normalized tax provision at 25%	(107)	(13)
Adjusted Income	$320	$38
Diluted shares outstanding	107	113
Adjusted Diluted EPS	$3.01	$0.34

In addition, management monitors certain key performance indicators to evaluate our business performance, which include our Overall Equipment Effectiveness (OEE) and our sales volume relative to housing starts, as provided by reports from the U.S. Department of Census. These key performance indicators are further described on page 35 of this quarterly report on Form 10-Q and are incorporated herein by reference.

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

Segment sales, Adjusted EBITDA, and Adjusted EBITDA margin for this segment were as follows:

	Three Months Ended March 31,
	2021	2020	Change
Net sales	$285	$212	35%
Adjusted EBITDA	$90	$42	116%
Adjusted EBITDA margin	32%	20%

Sales in this segment by product line were as follows:

	Three Months Ended March 31,
	2021	2020	Change
SmartSide	$283	$191	49%
Fiber siding	—	19	(99)%
Other	1	2	(35)%
Total	$285	$212	35%
Percent changes in average sales prices and unit shipments for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, were as follows:

	Three Months Ended March 31, 2021 versus 2020
	Average Net Selling Price	Unit Shipments
SmartSide	7%	39%
Siding net sales increased by $73 million (or 35%) for the three months ended March 31, 2021, compared to the corresponding period in 2020. The increase is primarily due to the SmartSide revenue increase of 49% (39% volume, 7% price) for the three months ended March 31, 2021.

Adjusted EBITDA increased year over year by $48 million for the three months ended March 31, 2021, primarily due to the increased SmartSide revenue, partially offset by a decrease in fiber sales and an increase in freight costs.

OSB

The OSB segment manufactures and distributes OSB structural panel products including our value-added OSB portfolio known as LP Structural Solutions (which includes LP® TechShield® Radiant Barrier, LP WeatherLogic® Air & Water Barrier, LP Legacy® Premium Sub-Flooring, and LP® FlameBlock® Fire-Rated Sheathing) and LP® TopNotch® Sub-Flooring. OSB is manufactured using wood strands arranged in layers and bonded with resins.

Segment sales, Adjusted EBITDA, and Adjusted EBITDA Margin for this segment were as follows:

	Three Months Ended March 31,
	2021	2020	Change
Net sales	$539	$220	145%
Adjusted EBITDA	$354	$35	909%
Adjusted EBITDA margin	66%	16%
Sales in this segment by product line were as follows:

	Three Months Ended March 31,
	2021	2020	Change
OSB - commodity	$282	$113	150%
OSB - Structural Solutions	254	103	147%
Other	3	4	(18)%
Total	$539	$220	145%

Percent changes in average sales prices and unit shipments for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, were as follows:

	Three Months Ended March 31, 2021 versus 2020
	Average Net Selling Price	Unit Shipments
OSB - commodity	190%	(13)%
OSB - Structural Solutions	139%	1%
OSB net sales increased by $319 million (or 145%) for the three months ended March 31, 2021, compared to the corresponding period in 2020. OSB prices increased by $333 million for the three months ended March 31, 2021, compared to the corresponding period in 2020. OSB sales volume decreased by seven percent due to supply disruptions and weather-related shutdowns. Structural Solutions volume, as a percentage of total OSB segment volume, was 47% for the three months ended March 31, 2021, compared to 43% in the corresponding period in 2020.

Adjusted EBITDA increased over the prior year by $319 million for the three months ended March 31, 2021, primarily due to increased OSB prices, slightly offset by lower sales volume and higher freight costs.

EWP

The EWP segment is comprised of LP® SolidStart® I-Joist (I-Joist), Laminated Veneer Lumber (LVL), and Laminated Strand Lumber (LSL) and other related products. This segment also includes the sales of I-Joist and LVL products produced by our joint venture and sales of plywood produced as a by-product of the LVL production process.

Segment sales, Adjusted EBITDA, and Adjusted EBITDA margin for this segment were as follows:

	Three Months Ended March 31,
	2021	2020	Change
Net sales	$123	$99	24%
Adjusted EBITDA	$7	$9	(13)%
Adjusted EBITDA margin	6%	9%

Sales in this segment by product line were as follows:

	Three Months Ended March 31,
	2021	2020	Change
I-Joist	$48	$37	31%
LVL	43	36	21%
LSL	8	12	(34)%
Other, including OSB, plywood and related products	23	14	66%
Total	$123	$99	24%
Percent changes in average sales prices and unit shipments for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, were as follows:

	Three Months Ended March 31, 2021 versus 2020
	Average Net Selling Price	Unit Shipments
I-Joist	13%	15%
LVL	10%	9%
LSL	4%	(37)%

EWP net sales increased by $24 million (or 24%) compared to the corresponding period in the prior year, primarily due to increased pricing in response to rising input costs, the net impact of which was an Adjusted EBITDA decline of $2 million.

SOUTH AMERICA

Our South America segment manufactures and distributes OSB structural panel and siding products in South America and certain export markets. This segment has manufacturing operations in two countries, Chile and Brazil, and operates sales offices in Chile, Brazil, Peru, Columbia, and Argentina.

Segment sales, Adjusted EBITDA, and Adjusted EBITDA margin for this segment were as follows:

	Three Months Ended March 31,
	2021	2020	Change
Net sales	$53	$36	47%
Adjusted EBITDA	$21	$7	175%
Adjusted EBITDA margin	39%	19%

Sales in this segment by product line were as follows:

	Three Months Ended March 31,
	2021	2020	Change
OSB - Structural Solutions	$41	$32	28%
Siding	9	3	210%
Other	3	1	160%
Total	$53	$36	47%
Percent changes in average sales prices and unit shipments for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, were as follows:

	Three Months Ended March 31, 2021 versus 2020
	Average Net Selling Price	Unit Shipments
OSB	35%	(5)%
Siding	28%	114%
South America net sales increased by $17 million (or 47%) and Adjusted EBITDA increased by $14 million for the three months ended March 31, 2021, compared to the corresponding period in 2020 due to higher OSB and siding pricing partially offset by a decrease in OSB sales volume.

OTHER PRODUCTS

Our Other products segment includes Entekra, remaining timber and timberlands, and other minor products, services, and closed operations, which do not qualify as discontinued operations. Other net sales were $18 million for both the three months ended March 31, 2021 and 2020. Adjusted EBITDA was $(5) million and $(3) million for the three months ended March 31, 2021 and 2020, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $48 million for the three months ended March 31, 2021, as compared to $55 million for the corresponding period in 2020. The decrease in 2021 is primarily due to a reduction in travel, corporate overhead and sales-related initiatives primarily driven by restrictions related to the COVID-19 pandemic.

INCOME TAXES

We recognized an estimated tax provision of $96 million and $9 million in the three months ended March 31, 2021 and 2020, respectively. Each quarter the income tax accrual is adjusted to the latest estimate, and the difference from the previously accrued year-to-date balance is recorded in the current quarter. For 2021, the primary differences between the U.S. statutory rate of 21% and the effective rate relate to state income tax. For 2020, the primary differences between the U.S. statutory rate of 21% and the effective rate related to state income tax, tax credits, and stock-based compensation.

Legal and Environmental Matters

For a discussion of legal and environmental matters involving us and the potential impact thereof on our financial position, results of operations and cash flows, see Items 3, 7 and 8 in our 2020 Annual Report on Form 10-K and Note 12 of the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this quarterly report on Form 10-Q.

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

OPERATING ACTIVITIES

During the three months ended March 31, 2021, cash provided by operations was $314 million. During the three months ended March 31, 2020 cash used by operations was $9 million. The improvement in cash provided by operations for the period ended March 31, 2021, was primarily related to increases in OSB commodity pricing and growth in SmartSide sales volume.

INVESTING ACTIVITIES

During the three months ended March 31, 2021, and 2020, cash used in investing activities was $32 million and $24 million, respectively.

Capital expenditures for the three months ended March 31, 2021, and 2020, were $34 million and $24 million, respectively, primarily related to siding conversion expenditures and growth and maintenance capital. We expect to fund our capital expenditures through cash on hand and cash generated from operations.

FINANCING ACTIVITIES

During the three months ended March 31, 2021, cash used in financing activities was $158 million. During the three months ended March 31, 2021, we used $122 million to repurchase shares of LP common stock under the Share Repurchase Program, and we paid cash dividends of $17 million. Additionally, in March 2021, we issued $350 million aggregate principal amount of the 2029 Senior Notes and, in February 2021, LP delivered to holders of the 2024 Senior Notes a conditional notice of redemption to redeem on March 27, 2021 all of the 2024 Senior Notes outstanding at a redemption price of 102.438% of the principal amount thereof plus accrued and unpaid interest to, but not including, the redemption date. The redemption notice became irrevocable on March 11, 2021, and the 2024 Senior Notes were fully redeemed on March 27, 2021. In connection with these aforementioned financing activities, we paid $13 million in redemption premiums and debt issuance costs. The remaining financing activities relate to the repurchase of stock from employees in connection with income tax withholding requirements associated with our employee stock-based compensation plans.

During the three months ended March 31, 2020, cash provided by financing activities was $329 million. We borrowed $350 million under our Amended Credit Facility. Additionally, we paid cash dividends of $16 million during the three months ended March 31, 2020. The remaining financing activities relate to the repurchase of stock from employees in connection with income tax withholding requirements associated with our employee stock-based compensation plans.

CREDIT FACILITY AND LETTER OF CREDIT FACILITY

The Amended Credit Facility provides for revolving credit facilities in the aggregate principal amount of up to $550 million, with a $60 million sub-limit for letters of credit. The Revolving A Loan terminates, and all loans thereunder become due, on June 27, 2024. The Revolving B Loan terminates, and all loans made thereunder become due, on May 1, 2023. As of March 31, 2021, we had no amounts outstanding under the Amended Credit Facility.

The Amended Credit Facility contains various restrictive covenants and customary events of default, the occurrence of which could result in the acceleration of our obligation to repay the indebtedness outstanding thereunder. The Amended Credit Facility also contains financial covenants that requires us and our consolidated subsidiaries to have, as of the end of each quarter, (i) a capitalization ratio (i.e., funded debt less unrestricted cash to total capitalization) of no more than 57.5% and (ii) a minimum consolidated net worth of at least $475 million plus 70% of consolidated net income after December 31, 2019, without deduction for net losses.  As of March 31, 2021, we were in compliance with all financial covenants under the Amended Credit Facility.

In March 2020, LP entered into the Letter of Credit Facility, which provides for the funding of letters of credit up to an aggregate outstanding amount of $20 million, which may be secured by certain cash collateral of LP. The Letter of Credit Facility includes an unused commitment fee, due quarterly, ranging from 0.50% to 1.875% of the daily available amount to be drawn on each letter of credit issued under the Letter of Credit Facility. The Letter of Credit Facility is subject to similar affirmative, negative and financial covenants as those set forth in the Amended Credit Facility, including capitalization ratio and minimum net worth covenants. As of March 31, 2021, we were in compliance with all covenants under the Letter of Credit Facility.

OTHER LIQUIDITY MATTERS

Off-Balance Sheet Arrangements

As of March 31, 2021, we had standby letters of credit of $12 million outstanding related to collateral for environmental impact on owned properties, deposit for forestry license, and insurance collateral, including workers' compensation.

Potential Impairments

We review our mill and investment assets for potential impairments at least annually and believe we have adequate support for the carrying value of our assets as of March 31, 2021.

If demand and pricing for our products are significantly below cycle average demand and pricing, or should we decide to invest capital in alternative projects, or should changes occur related to our wood supply for these locations, or should demand and pricing of our products fall as a result of the long-term effects of the COVID-19 pandemic, it is possible that future impairment charges will be required. As of March 31, 2021, there were no indications of impairment.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Some of our products are sold as commodities, and therefore sales prices fluctuate daily based on market factors over which we have little or no control. The most significant commodity product we sell is OSB. Based upon an assumed North America annual production capacity in the OSB segment of 4.5 billion square feet (3/8" basis) or 3.9 billion square feet (7/16" basis), a $1 change in the annual average price per thousand square feet on a 7/16" basis would change annual pre-tax profits by approximately $4 million. Excluding the Peace Valley facility, which was curtailed in 2019, a $1 change in the annual average price per thousand square feet on a 7/16" basis would change annual pre-tax profits by approximately $3 million.

We are exposed to market risk associated with changes in interest rates on our variable rate long-term debt. As of March 31, 2021, we had no outstanding amounts borrowed under our Amended Credit Facility. We do not currently have any derivative or hedging arrangements, or other known exposures, to changes in interest rates.

We historically have not entered into material commodity futures and swaps, although we may do so in the future.

ITEM 4.CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures

As of March 31, 2021, our Chief Executive Officer and Chief Financial Officer carried out, with the participation of the Company's Disclosure Practices Committee and the Company's management, a review and evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2021, LP’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter, ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
KEY PERFORMANCE INDICATORS

The following tables set forth: (1) our sales volumes, (2) housing starts and (3) OEE. We consider the following items to be key performance indicators because LP’s management uses these metrics to evaluate our business and trends, measure our performance, and make strategic decisions and believes that the key performance indicators presented provide additional perspective and insights when analyzing the core operating performance of LP. These key performance indicators should not be considered superior to, as a substitute for or as an alternative to, and should be considered in conjunction with, the U.S. GAAP financial measures presented herein. These measures may not be comparable to similarly-titled performance indicators used by other companies.

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

	Three Months Ended March 31,
	2021	2020
Housing starts[1]:
Single-Family	256	212
Multi-Family	106	113
	362	325

[1] Actual U.S. Housing starts data reported by U.S. Census Bureau as published through April 16, 2021.

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

The following table sets forth North American sales volumes for the three months ended March 31, 2021, and 2020:

	Three Months Ended March 31, 2021				Three Months Ended March 31, 2020
Sales Volume	Siding	OSB	EWP	Total	Siding	OSB	EWP	Total
SmartSide (MMSF)	406	—	—	406	291	—	—	291
Fiber siding (MMSF)	1	—	—	1	38	—	—	38
OSB - commodity (MMSF)	—	456	—	456	—	522	—	522
OSB - Structural Solutions (MMSF)	—	402	—	402	—	396	—	396
I-Joist (MMLF)	—	—	30	30	—	—	26	26
LVL (MCF)	—	—	1,911	1,911	—	—	1,753	1,753
LSL (MCF)	—	—	441	441	—	—	699	699

We measure OEE of each of our mills to track improvements in the utilization and productivity of our manufacturing assets. OEE is a composite metric that considers asset uptime (adjusted for capital project downtime and similar events), production rates, and finished product quality. It should be noted that other companies may present OEE differently and, therefore, as presented by us, OEE may not be comparable to similarly-titled measures reported by other companies. We believe that when used in conjunction with other metrics, OEE can be a useful measure for evaluating our ability to generate profits, and that providing this measure should allow interested persons to more readily monitor operational improvements. OEE for the three months ended March 31, 2021 and 2020 for each of our segments is listed below:

	Three Months Ended March 31,
	2021	2020
Siding	90%	89%
OSB	82%	88%
EWP	91%	88%
South America	70%	69%

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

The description of certain legal and environmental matters involving LP set forth in Item 1 of this quarterly report on Form 10-Q under “Note 12” to the Notes to the Condensed Consolidated Financial Statements contained herein is incorporated herein by reference.

Item 1A.Risk Factors.

In addition to the other information set forth in this quarterly report on Form 10-Q, an investor should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed on February 18, 2021 ("2020 Annual Report on Form 10-K"). There have been no material changes to the risk factors previously disclosed under caption "Risk Factors" in our 2020 Annual Report on Form 10-K. The risks, as described in our 2020 Annual Report on Form 10-K, are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially, adversely affect our business, financial condition, operating results or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In February 2020, LP’s Board of Directors authorized the Share Repurchase Program under which LP may repurchase up to $200 million of shares of LP’s common stock. In November 2020, LP’s Board of Directors authorized the expansion of the Share Repurchase Program under which LP may repurchase up to an additional $300 million of shares of LP’s common stock. LP may initiate, discontinue or resume purchases of its common stock under this authorization in the open market, in privately negotiated transactions, including under SEC Rule 10b5-1 plans, or otherwise at any time or from time to time without prior notice.

The following shares of our common stock were repurchased under this authorization during the quarter ended March 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Purchase Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In millions)
January 1, 2021 - January 31, 2021	—	$—	—	$300
February 1, 2021 - February 28, 2021	355,862	$46.59	355,862	$284
March 1, 2021 - March 31, 2021	2,038,676	$51.83	2,038,676	$178
Total for First Quarter 2021			2,394,538	$178
1On February 6, 2020, we announced that our Board of Directors authorized the Share Repurchase Program under which LP may repurchase up to $200 million of shares of LP’s common stock, and on November 4, 2020, we announced that our Board of Directors expanded the Share Repurchase Program by authorizing repurchases of an additional $300 million of our common stock. As of March 31, 2021, $322 million has been used to repurchase our common stock under the Share Repurchase Program.

Additional repurchases of common stock may be made through open market, block and privately-negotiated transactions, including Rule 10b5-1 plans, at times and in such amounts as management deems appropriate, subject to market and business conditions, regulatory requirements and other factors.

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

None.

Item 6. Exhibits.

4.1
Indenture dated March 11, 2021, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed on March 11, 2021.

10.1
Negative Consent (February 2021), dated February 2, 2021, from American AgCredit, PCA, as administrative agent, to the lenders party to that certain First Amended and Restated Credit Agreement, dated as of June 27, 2019, among Louisiana-Pacific Corporation, as borrower, certain subsidiaries of the borrower from time to time party thereto, as guarantors, American AgCredit PCA, as administrative agent and sole lead arranger, CoBank, ACB, as L/C Issuer and lenders party thereto.*

31.1	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. *

31.2	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. *

32	Certifications pursuant to § 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

104	Cover Page Interactive Data File (embedded with Inline XBRL document and contained in Exhibit 101)*
*Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

LOUISIANA-PACIFIC CORPORATION

Date:	May 5, 2021	BY:	/S/ W. BRADLEY SOUTHERN
W. Bradley Southern
Chief Executive Officer

Date:	May 5, 2021	BY:	/S/ ALAN J.M. HAUGHIE
Alan J.M. Haughie
Executive Vice President and
Chief Financial Officer