Form 10-Q
period 2021-06-30
LOUISIANA-PACIFIC CORP
filed 2021-08-04
CIK 60519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 95,225,904 shares of Common Stock, $1 par value, outstanding as of July 30, 2021.

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
•changes in the level of home construction and repair and remodel activity;
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
•unplanned interruptions to our manufacturing operations, such as explosions, fires, inclement weather, natural disasters, accidents, equipment failures, labor shortages or disruptions, transportation interruptions, supply interruptions, public health issues (including pandemics and quarantines), riots, civil insurrection or social unrest, looting, protests, strikes and street demonstrations;
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
•the effect of covenants and events of default contained in our debt instruments;
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

PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Condensed Consolidated Statements of Income
Dollar amounts in millions, except per share amounts
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	$1,325	$548	$2,342	$1,133
Cost of sales	(619)	(431)	(1,157)	(908)
Gross profit	707	117	1,185	225
Selling, general, and administrative expenses	(57)	(50)	(105)	(105)
Loss on impairment	—	(8)	—	(15)
Other operating credits and charges, net	3	(6)	3	(8)
Income from operations	653	53	1,083	97
Interest expense	(4)	(6)	(9)	(12)
Investment income	—	4	1	3
Other non-operating items	(6)	(1)	(16)	4
Income before income taxes	644	50	1,059	92
Provision for income taxes	(147)	(19)	(244)	(28)
Equity in unconsolidated affiliate	1	—	2	—
Net income	$497	$31	$817	$64
Net loss attributed to noncontrolling interest	—	2	1	2
Net income attributed to LP	$498	$33	$818	$66

Basic net income per share of common stock:
Net income per share - basic	$4.93	$0.29	$7.90	$0.59
Diluted net income per share of common stock:
Net income per share - diluted	$4.90	$0.29	$7.85	$0.58

Average shares of common stock used to compute net income per share:
Basic	101	112	103	112
Diluted	102	113	104	113

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income
Dollar amounts in millions
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$497	$31	$817	$64
Other comprehensive income, net of tax
Foreign currency translation adjustments	7	2	—	(21)
Unrealized gains on securities, net of reversals	—	(3)	—	(3)
Amortization of pension and post-retirement prior service costs and net loss	1	1	2	2
Other comprehensive income (loss), net of tax	8	—	2	(22)
Comprehensive income	505	31	819	42
Comprehensive loss associated with noncontrolling interest	—	2	1	2
Comprehensive income attributed to LP	$506	$33	$819	$44

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets
Dollar amounts in millions
(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$590	$535
Receivables, net of allowance for doubtful accounts of $2 million at June 30, 2021, and December 31, 2020	310	184
Inventories	311	259
Prepaid expenses and other current assets	20	15
Total current assets	1,230	993

Timber and timberlands	64	52
Property, plant, and equipment, net	938	918
Operating lease assets	37	40
Goodwill and other intangible assets	45	46
Investments in and advances to affiliates	10	11
Restricted cash	13	—
Other assets	26	24
Deferred tax asset	4	3
Total assets	$2,367	$2,086
LIABILITIES AND EQUITY
Accounts payable and accrued liabilities	$315	$267
Income tax payable	36	18
Current portion of contingency reserves	1	1
Total current liabilities	353	286

Long-term debt	346	348
Deferred income taxes	88	78
Non-current operating lease liabilities	29	32
Contingency reserves, excluding current portion	13	13
Other long-term liabilities	97	86
Total liabilities	925	842

Redeemable noncontrolling interest	9	10

Stockholders’ equity:
Common stock, $1 par value, 200,000,000 shares authorized; 113,835,024 and 96,973,031 shares issued and outstanding, respectively, as of June 30, 2021; and 123,547,974 and 106,240,030 shares issued and outstanding, respectively, as of December 31, 2020	114	124
Additional paid-in capital	446	452
Retained earnings	1,413	1,206
Treasury stock, 16,861,993 shares and 17,307,944 shares, at cost as of June 30, 2021, and December 31, 2020, respectively	(390)	(397)
Accumulated comprehensive loss	(149)	(151)
Total stockholders’ equity	1,433	1,234
Total liabilities and stockholders’ equity	$2,367	$2,086

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows
Dollar amounts in millions
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$497	$31	$817	$64
Adjustments to net income:
Depreciation and amortization	29	28	58	56
Loss on impairment	—	8	—	15
Deferred taxes	3	5	7	1
Loss on early debt extinguishment	—	—	11	—
Other adjustments, net	7	15	10	10
Changes in assets and liabilities (net of acquisitions and divestitures):
Receivables	(50)	4	(124)	(27)
Prepaid expenses and other current assets	(9)	(4)	(6)	(5)
Inventories	(3)	38	(53)	2
Accounts payable and accrued liabilities	39	(6)	37	(22)
Income taxes payable, net of receivables	(56)	10	16	26
Net cash provided by operating activities	457	129	772	120
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant, and equipment additions	(32)	(15)	(65)	(39)
Proceeds from business divestiture	—	14	—	14
Redemption of insurance cash surrender value	—	10	—	10
Other investing activities	1	3	3	3
Net cash (used in) provided by investing activities	(31)	12	(63)	(12)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing of long-term debt	—	—	350	350
Repayment of long-term debt, including redemption premium	—	(350)	(359)	(350)
Payment of cash dividends	(16)	(17)	(33)	(33)
Purchase of stock	(465)	—	(588)	—
Other financing activities	(2)	(1)	(12)	(6)
Net cash (used in) provided by financing activities	(484)	(368)	(642)	(39)
EFFECT OF EXCHANGE RATE ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	2	(2)	—	(5)
Net (decrease) increase in cash, cash equivalents and restricted cash	(55)	(229)	68	64
Cash, cash equivalents, and restricted cash at beginning of period	658	488	535	195
Cash, cash equivalents, and restricted cash at end of period	$603	$259	$603	$259

Supplemental cash flow information:
Cash paid for income taxes, net of cash received	$200	$—	$221	$29
Cash paid for interest, net of cash received	$—	$2	$9	$12
Unpaid capital expenditures	$26	$11	$26	$11

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Stockholders' Equity
Dollar and share amounts in millions, except per share amounts
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2020	124	$124	17	$(397)	$452	$1,206	$(151)	$1,234
Net income attributed to LP	—	—	—	—	—	320	—	320
Dividends paid ($0.16 per share)	—	—	—	—	—	(17)	—	(17)
Issuance of shares under stock plans	—	—	—	11	(11)	—	—	—
Taxes paid related to net settlement of stock-based awards	—	—	—	(6)	—	—	—	(6)
Purchase of stock	(2)	(2)	—	—	—	(120)	—	(122)
Compensation expense associated with stock-based compensation	—	—	—	—	1	—	—	1
Other comprehensive loss	—	—	—	—	—	—	(6)	(6)
Balance, March 31, 2021	121	$121	17	$(393)	$443	$1,390	$(157)	$1,404
Net income attributed to LP	—	—	—	—	—	498	—	498
Dividends paid ($0.16 per share)	—	—	—	—	—	(16)	—	(16)
Issuance of shares under stock plans	—	—	—	2	(1)	—	—	1
Taxes paid related to net settlement of stock-based awards	—	—	—	—	—	—	—	—
Purchase of stock	(7)	(7)	—	—	—	(458)	—	(465)
Compensation expense associated with stock-based compensation	—	—	—	—	4	—	—	4
Other comprehensive loss	—	—	—	—	—	—	8	8
Balance, June 30, 2021	114	$114	17	$(390)	$446	$1,413	$(149)	$1,433

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2019	130	$130	18	$(406)	$454	$966	$(153)	$991
Net income attributed to LP	—	—	—	—	—	33	—	33
Dividends paid ($0.145 per share)	—	—	—	—	—	(16)	—	(16)
Issuance of shares under stock plans	—	—	—	8	(8)	—	—	—
Taxes paid related to net settlement of stock-based awards	—	—	—	(4)	—	—	—	(4)
Compensation expense associated with stock-based compensation	—	—	—	—	2	—	—	2
Other comprehensive loss	—	—	—	—	—	—	(22)	(22)
Balance, March 31, 2020	130	$130	18	$(402)	$448	$983	$(175)	$984
Net income attributed to LP	—	—	—	—	—	33	—	33
Dividends paid ($0.145 per share)	—	—	—	—	—	(17)	—	(17)
Issuance of shares under stock plans	—	—	(1)	2	(1)	—	—	1
Compensation expense associated with stock-based compensation	—	—	—	—	1	—	—	1
Noncontrolling interest redemption value adjustment	—	—	—	—	(2)	—	—	(2)
Other comprehensive income	—	—	—	—	—	—	—	—
Balance, June 30, 2020	130	$130	17	$(400)	$446	$999	$(175)	$1,000

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

As noted in the segment reporting information in Note 17 below, our reportable segments are Siding, Oriented Strand Board (OSB), Engineered Wood Products (EWP), and South America.

Three Months Ended June 30, 2021
By product type and family:	Siding	OSB	EWP	South America	Other	Inter-segment	Total
Value-add
Siding Solutions	$288	$—	$—	$10	$—	$—	$298
OSB - Structural Solutions	—	350	—	63	—	—	414
I-Joist	—	—	75	—	—	—	75
LVL	—	—	45	—	—	—	45
LSL	—	—	11	—	—	—	11
	288	350	132	74	—	—	843
Commodity
OSB - commodity	—	425	—	—	—	—	425
Plywood	—	—	19	—	—	—	19
	—	425	19	—	—	—	445
Other
Other products	3	2	7	—	26	—	38
	$291	$778	$158	$74	$26	$—	$1,325

Six Months Ended June 30, 2021
By product type and family:	Siding	OSB	EWP	South America	Other	Inter-segment	Total
Value-add
Siding Solutions	$570	$—	$—	$20	$—	$—	$589
OSB - Structural Solutions	—	605	—	104	—	—	709
I-Joist	—	—	123	—	—	—	123
LVL	—	—	89	—	—	—	89
LSL	—	—	19	—	—	—	19
	570	605	231	124	—	—	1,529
Commodity
OSB - commodity	—	707	—	—	—	—	707
Plywood	—	—	32	—	—	—	32
	—	707	32	—	—	—	739
Other
Other products	6	5	17	3	43	(1)	75
	$576	$1,317	$280	$126	$43	$(1)	$2,342

Three Months Ended June 30, 2020
By product type and family:	Siding	OSB	EWP	South America	Other	Inter-segment	Total
Value-add
Siding Solutions	$207	$—	$—	$5	$—	$—	$212
OSB - Structural Solutions	—	95	1	32	—	—	128
I-Joist	—	—	32	—	—	—	32
LVL	—	—	30	—	—	—	30
LSL	—	—	9	—	—	—	9
	207	95	72	37	—	—	411
Commodity
OSB - commodity	—	108	—	—	—	—	108
Plywood	—	—	3	—	—	—	3
	—	108	3	—	—	—	111

Other
CanExel siding	—	—	—	—	3	—	3
Other products	13	1	4	1	4	—	23
	$220	$204	$79	$38	$7	$—	$548

Six Months Ended June 30, 2020
By product type and family:	Siding	OSB	EWP	South America	Other	Inter-segment	Total
Value-add
Siding Solutions	$398	$—	$—	$8	$—	$—	$406
OSB - Structural Solutions	—	198	2	64	—	—	264
I-Joist	—	—	69	—	—	—	69
LVL	—	—	66	—	—	—	66
LSL	—	—	21	—	—	—	21
	398	198	158	72	—	—	826
Commodity
OSB - commodity	—	221	—	—	—	—	221
Plywood	—	—	9	—	—	—	9
	—	221	9	—	—	—	230

Other
CanExel siding	—	—	—	—	14	—	14
Other products	34	5	11	2	11	—	63
	$432	$424	$178	$74	$25	$—	$1,133

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

We ship some of our products to customers’ distribution centers on a consignment basis. We retain title to our products stored at the distribution centers. As our products are removed from the distribution centers by retailers and shipped to retailers’ stores, title passes from us to the retailers. At that time, we invoice the retailers and recognize revenue for these consignment transactions. We do not offer a right of return for products shipped to the retailers’ stores from the distribution.

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

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income attributed to LP
Weighted average common shares outstanding - basic	101	112	103	112
Dilutive effect of employee stock plans	1	1	1	1
Shares used for diluted earnings per share	102	113	104	113
Earnings per share:
Basic earnings	$4.93	$0.29	$7.90	$0.59
Diluted earnings	$4.90	$0.29	$7.85	$0.58

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

Trading securities consist of rabbi trust financial assets, which are recorded in Other assets in our Condensed Consolidated Balance Sheets. The assets of the rabbi trust are invested in mutual funds and are reported at fair value based on active market quotations, which represent Level 1 inputs. The assets of the rabbi trust were $6 million and $5 million at June 30, 2021, and December 31, 2020, respectively.

We estimated our 3.625% Senior Notes due in 2029 (2029 Senior Notes) to have a fair value of $352 million as of June 30, 2021, based upon market quotations. Our 2029 Senior Notes and other long-term debt are categorized as Level 1 in the U.S. GAAP fair value hierarchy. Fair values are based on trading activity among the Company’s lenders and the average bid and ask price as determined using published rates.

There were no outstanding amounts borrowed under our Amended Credit Facility as of June 30, 2021.

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

NOTE 5. RECEIVABLES

Receivables consisted of the following:

	June 30, 2021	December 31, 2020
Trade receivables	$281	$161
Income tax receivable	5	2
Other receivables	25	23
Allowance for doubtful accounts	(2)	(2)
Total	$310	$184

Trade receivables are primarily generated by sales of our products to our wholesale and retail customers. Other receivables, as of June 30, 2021, and December 31, 2020, primarily consist of sales tax receivables, vendor rebates, a receivable associated with an affiliate, and other miscellaneous receivables.

NOTE 6. INVENTORIES

Inventories are valued at the lower of cost or net realizable value. Inventory cost includes materials, labor, and operating overhead. The major types of inventories are as follows (work in process is not material and is included in Semi-finished inventory below):

	June 30, 2021	December 31, 2020
Logs	$53	$49
Other raw materials	48	36
Semi-finished inventory	43	28
Finished products	167	146
Total	$311	$259

NOTE 7. GOODWILL AND OTHER INTANGIBLES

Goodwill and indefinite-lived intangible assets are not amortized and are subject to assessment for impairment by applying a fair value based test on an annual basis or more frequently, if circumstances indicate a potential impairment. The Company’s annual assessment date is October 1.

Changes in goodwill and other intangible assets as of June 30, 2021, are provided in the following table:

	Timber licenses[1]	Goodwill	Developed Technology	Trademarks
Beginning balance December 31, 2020	$34	$25	$19	$3
Amortization	(2)	—	(1)	—
Ending balance June 30, 2021	$33	$25	$18	$2
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

The components of redeemable noncontrolling interest are as follows:

Beginning balance December 31, 2020	$10
Net loss attributed to noncontrolling interest	(1)
Ending balance June 30, 2021	$9

NOTE 9. LONG-TERM DEBT

The following table summarizes our outstanding debt:

	June 30, 2021	December 31, 2020
2029 Senior Notes	$350	$—
2024 Senior Notes	—	350
Amended Credit Facility	—	—
Financing leases	—	1
Unamortized debt costs	(4)	(2)
Total	346	348
Less: current portion	—	—
Long-term portion	$346	$348

Senior Notes

In March 2021, we issued $350 million of the 2029 Senior Notes. We may redeem the 2029 Senior Notes, in whole or in part, prior to March 15, 2024, at a redemption price equal to 100% of the principal amount thereof plus a “make-whole” premium set forth in the indenture governing our 2029 Senior Notes, plus accrued and unpaid interest, if any, to, but not including, the date of redemption. On or after March 15, 2024, we may, at our option on one or more occasions, redeem all or any portion of these notes at the redemption prices set forth in the indenture governing the 2029 Senior Notes, plus accrued and unpaid interest, if any, to, but not including, the date of redemption. The indenture governing the 2029 Senior Notes contains certain covenants that, among other things, limit our ability to grant liens to secure indebtedness, engage in sale and leaseback transactions and merge or consolidate or sell all or substantially all of our assets. If we are subject to a "change of control," as defined in the indenture, we are required to offer to repurchase the 2029 Senior Notes at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, thereon to, but not including, the date of purchase. The indenture governing the 2029 Senior Notes contains customary events of default, including failure to make required payments on the 2029 Senior Notes, failure to comply with certain agreements or covenants contained in the indenture, failure to pay or acceleration of certain other indebtedness and certain events of bankruptcy and insolvency. An event of default in the indenture allows either the indenture trustee or the holders of at least 25% in aggregate principal amount of the then-outstanding 2029 Senior Notes to accelerate, or in certain cases, automatically causes the acceleration of, the amounts due under the 2029 Senior Notes.

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

Deferred debt costs are amortized over the life of the related debt using a straight-line basis which approximates the effective interest method. If the debt is retired early, the related unamortized deferred financing costs are written off in the period the debt is retired to Other non-operating items. During the six months ended June 30, 2021, $2 million of deferred debt costs were written off in association with the 2024 Senior Notes extinguishment, and we paid $4 million in debt issuance costs that will be deferred and amortized over the life of the 2029 Senior Notes.

Credit Facility

In June 2021, we entered into a third amendment (Third Amendment) to our revolving credit facility, dated as of June 27, 2019 (Credit Facility), with American AgCredit, PCA, as administrative agent and CoBank, ACB, as letter of credit issuer, (as amended, the Amended Credit Facility). The Amended Credit Facility provides a revolving credit facility in the principal amount of up to $550 million, with a $60 million sub-limit for letters of credit. The revolving facility, pursuant to the Amended Credit Facility, terminates, and all loans made thereunder become due in June 2027. LP has granted a security interest in substantially all of its personal property to secure the Amended Credit Facility, and certain of LP’s existing and future wholly-owned domestic subsidiaries may guaranty our obligations under the Amended Credit Facility and, subject to certain limited exceptions, provide security through a security interest in substantially all the personal property of these subsidiaries. The Amended Credit Facility provides a release of security interest after obtaining an Investment Grade rating from any one of the Moody's, S&P, or Fitch. There are no outstanding amounts borrowed under the Amended Credit Facility as of June 30, 2021.

Revolving borrowings under the Amended Credit Facility accrue interest, at our option, at either (a) a “base rate” plus a margin of 0.500% to 1.500% or (b) LIBOR plus a margin of 1.500% to 2.500%. The Amended Credit Facility also includes an unused commitment fee, due quarterly, ranging from 0.200% to 0.425%. The applicable margins and fees within these ranges are based on our ratio of consolidated EBITDA to cash interest charges. The “base rate” is the highest of (i) the Federal funds rate plus 0.5%, (ii) the U.S. prime rate, and (iii) one-month LIBOR plus 1.0%.

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

In March 2020, LP entered into a letter of credit facility agreement (Letter of Credit Facility) with Bank of America, N.A., which provides for the funding of letters of credit up to an aggregate outstanding amount of $20 million, which may be secured by certain cash collateral of LP. The Letter of Credit Facility includes an unused commitment fee, due quarterly, ranging from 0.50% to 1.875% of the daily available amount to be drawn on each letter of credit issued under the Letter of Credit Facility. The Letter of Credit Facility is subject to similar affirmative, negative, and financial covenants as those set forth in the Amended Credit Facility, including capitalization ratio and minimum net worth covenants. As of June 30, 2021, we secured $13 million of outstanding letters of credit with cash collateral, included in Restricted cash in our Condensed Consolidated Balance Sheets.

Deferred debt costs are amortized over the life of the related debt using a straight-line basis, which approximates the effective interest method. Included in such amortized amounts are deferred debt costs associated with our Amended Credit Facility, which are recorded within Other assets on our Condensed Consolidated Balance Sheets. During the three months ended June 30, 2021, we paid $2 million in debt issuance costs in connection with the Third Amendment that was deferred and will be amortized over the life of the Amended Credit Facility.

As of June 30, 2021, we were in compliance with all financial covenants under the Amended Credit Facility (as well as the Letter of Credit Facility by such compliance).

NOTE 10. INCOME TAXES

For interim periods, we recognize income tax expense by applying the estimated annual effective income tax rate to year-to-date results unless this method does not result in a reliable estimate of year-to-date income tax expense. Each period, the income tax accrual is adjusted to the latest estimate, and the difference from the previously accrued year-to-date balance is adjusted in the current quarter. Changes in profitability estimates in various jurisdictions will impact our quarterly effective income tax rates.

The tax provision for income taxes for the six months ended June 30, 2021 and 2020, reflected an estimated annual tax rate of 24% and 26%, respectively, excluding discrete items discussed below. The total effective tax rate for the three and six months ended June 30, 2021, was 23%, compared to 37% and 30% for the comparable periods in 2020, respectively.

We recognized a net discrete tax benefit of $9 million during the six months ended June 30, 2021, primarily related to stock-based compensation and adjustments to prior year, including an adjustment to the deferred tax rate. We recognized a net discrete tax expense of $4 million during the six months ended June 30, 2020, primarily related to the surrender of a corporate-owned life insurance contract and a sales of ARS, offset by a benefit related to stock-based compensation.

NOTE 11. COMMITMENTS AND CONTINGENCIES

We maintain reserves for various contingent liabilities as follows:

	June 30, 2021	December 31, 2020
Environmental reserves	$14	$14
Other reserves	—	—
Total contingencies	14	14
Current portion (included in Accrued liabilities)	(1)	(1)
Long-term portion (included in Other long-term liabilities)	$13	$13

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

NOTE 12. IMPAIRMENT OF LONG-LIVED ASSETS

We review the carrying values of our long-lived assets for potential impairments and believe we have adequate support for the carrying value of our long-lived assets. If demand and pricing for our products fall to levels significantly below cycle average demand and pricing, or should we decide to invest capital in alternative projects, or should changes occur related to our wood supply for our mills, it is possible that future impairment charges will be required. As of June 30, 2021, there were no indications of impairment.
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

During the three and six months ended June 30, 2020, we recorded $4 million and $9 million, respectively, in pre-tax impairment charges primarily related to our fiber producing assets at a Siding facility.

NOTE 13. PRODUCT WARRANTIES

We offer warranties on the sale of most of our products and record an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The activity in warranty reserves for the three and six months ended June 30, 2021, and 2020, is summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Beginning balance	$8	$8	$8	$8
Accrued to expense	—	—	1	1
Payments made	—	—	(1)	(1)
Total warranty reserves	8	8	8	8
Current portion of warranty reserves (included in Other current liabilities)	(2)	(2)	(2)	(2)
Long-term portion of warranty reserves (included in Other long-term liabilities)	$6	$6	$6	$6

We continue to monitor warranty and other claims associated with these products and believe as of June 30, 2021, that the warranty reserve balances associated with these matters are adequate to cover future warranty payments. However, it is possible that additional changes may be required in the future.

NOTE 14. DEFINED BENEFIT PENSION PLANS

The following table summarizes our net periodic pension cost for our defined benefit pension and postretirement plans during the three and six months ended June 30, 2021, and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Service cost	$—	$1	$1	$1
Other components of net periodic pension cost[1]:
Interest cost	2	3	4	5
Expected return on plan assets	(3)	(4)	(6)	(7)
Amortization of prior service cost	—	—	—	—
Amortization of net loss	1	1	3	3
Net periodic pension cost	$1	$1	$1	$2
1Other components of net periodic pension cost are included in Other non-operating items on our Condensed Consolidated Statements of Income.

NOTE 15. ACCUMULATED COMPREHENSIVE LOSS

Accumulated comprehensive loss is provided in the following table for the three and six months ended June 30, 2021, and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Pension[1]
Balance at beginning of period	$(81)	$(88)	$(81)	$(89)
Amounts reclassified from accumulated other comprehensive loss to income [2]	1	1	2	2
Total other comprehensive income	1	1	2	2
Balance at end of period	(80)	(87)	(80)	(87)
Translation Adjustments
Balance at beginning of period	(75)	(90)	(68)	(67)
Translation adjustments	7	2	—	(21)
Balance at end of period	(68)	(88)	(68)	(88)
Other
Balance at beginning of period	(2)	3	(2)	3
Unrealized gains on securities, net of reversals	—	(3)	—	(3)
Balance at end of period	(2)	—	(2)	—
Accumulated other comprehensive loss, end of period	$(149)	$(175)	$(149)	$(175)
1 Amounts are presented net of tax.
2 Amounts of actuarial loss and prior service cost are components of net periodic benefit cost.

NOTE 16. OTHER OPERATING AND NON-OPERATING ITEMS

Other operating credits and charges, net

Other operating credits and charges, net is comprised of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Reorganization charges	$—	$(2)	$—	$(4)
Canadian wage subsidies	—	4	—	4
Product-line discontinuance charges	—	(10)	—	(10)
Insurance recoveries	2	—	2	—
Other	1	2	1	2
Other operating credits and charges, net	3	(6)	3	(8)

Other non-operating items

Other non-operating items is comprised of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest expense	$(3)	$(6)	$(8)	$(11)
Amortization of debt charges	—	—	(1)	(1)
Interest expense	(4)	(6)	(9)	(12)

Interest income	—	1	1	1
Gain on sale of auction rate securities	—	3	—	3
SERP market adjustments	—	—	—	(1)
Investment income	—	4	1	3

Net periodic pension cost, excluding service cost	—	—	—	(1)
Loss on early debt extinguishment	—	—	(11)	—
Foreign currency gain (loss)	(6)	(1)	(5)	5
Other non-operating items	$(6)	$(1)	$(16)	$4

NOTE 17. SELECTED SEGMENT DATA

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

Information about our product segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales
Siding	$291	$220	$576	$432
OSB	778	204	1,317	424
EWP	158	79	280	178
South America	74	38	126	74
Other	26	7	43	25
Intersegment sales	—	—	(1)	—
Total sales	$1,325	$548	$2,342	1,133
PROFIT BY SEGMENT
Net income	$497	$31	$817	$64
Add (deduct):
Net loss attributed to noncontrolling interest	—	2	1	2
Income attributed to LP	498	33	818	66
Provision for income taxes	147	19	244	28
Depreciation and amortization	29	28	58	56
Stock-based compensation expense	4	1	5	3
Loss on impairment attributed to LP	—	7	—	14
Other operating credits and charges, net	(3)	(4)	(3)	(2)
Product-line discontinuance charges	—	10	—	10
Loss on early debt extinguishment	—	—	11	—
Interest expense	4	6	9	12
Investment income	—	(4)	(1)	(3)
Other non-operating items	6	1	5	(4)
Adjusted EBITDA	$684	$97	$1,145	$180

Siding	$77	$51	$168	$93
OSB	565	46	919	81
EWP	18	3	26	12
South America	34	11	54	18
Other	(4)	(5)	(8)	(8)
Corporate	(7)	(9)	(14)	(16)
Adjusted EBITDA	$684	$97	$1,145	$180

NOTE 18. SUBSEQUENT EVENT

On February 6, 2020, we announced that our Board of Directors authorized a share repurchase program (2020 Share Repurchase Program) under which LP may repurchase up to $200 million of shares of LP’s common stock, and on November 4, 2020, we announced that our Board of Directors expanded the 2020 Share Repurchase Program by authorizing repurchases of an additional $300 million of our common stock. On May 4, 2021, our Board of Directors authorized an additional share repurchase program (2021 Share Repurchase Program) under which we may repurchase up to $1 billion of shares of our common stock. Subsequent to June 30, 2021 through August 4, 2021, we paid $151 million to repurchase 2.7 million shares of LP common stock.

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

The COVID-19 pandemic did not materially impact our results of operations for the three and six months ended June 30, 2021. LP is continuing to follow national, state and local health and safety guidelines and is running full mill operating schedules as of June 30, 2021. The number of cases of COVID-19 has decreased in the United States and certain other parts of the world in recent months as vaccines have become more widely available, and most restrictions related to the COVID-19 pandemic in the United States have been relaxed as the result of such decrease. However, the duration of the COVID-19 pandemic, the emergence of new variants of the virus, the effect of easing restrictions, actions to contain the pandemic and mitigate its impacts, and the effects on our operations cannot be reasonably estimated.

Demand for our Building Products

Demand for our products correlates positively with new home construction and repair and remodeling activity in North America, which historically have been characterized by significant cyclicality. The U.S. Department of Census reported on July 20, 2021, that actual single housing starts were 46% and 33% higher for the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. Repair and remodeling activity is difficult to reasonably measure, but many indications, including the substantial increase in LP’s retail sales, suggest that repair and remodeling activity grew significantly in the first six months of 2021 as compared to the corresponding period in the prior year.

Although housing market demand has recently been very strong, future economic conditions in the United States and the demand for homes remain uncertain due to continuing COVID-19-related disruptions, government directives, actions and economic relief efforts related thereto, and the impact of these actions on the economy, employment levels, consumer confidence, and financial markets, among other things. Additionally, as a result of increased demand in the housing market and a strengthening economy in the United States, we have experienced increases in material prices, supply disruptions, and labor shortages, which will be a challenge for LP as we continue to work to meet the demands of builders, remodelers, and homeowners worldwide. The potential effect of these factors on our future operational and financial performance is uncertain. As a result, our past performance may not be indicative of future results.

Supply and Demand for OSB

OSB is sold as a commodity for which sales prices fluctuate daily based on market factors over which we have little or no control. We have experienced increased demand for commodity OSB in the first and second quarters of 2021; however, we cannot predict whether the prices of our OSB products will remain at current levels or increase or decrease in the future.

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

The following table presents significant items by operating segment and reconciles Net income to Adjusted EBITDA (dollar amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$497	$31	$817	$64
Add (deduct):
Net loss attributed to noncontrolling interest	—	2	1	2
Income attributed to LP	498	33	818	66
Provision for income taxes	147	19	244	28
Depreciation and amortization	29	28	58	56
Stock-based compensation expense	4	1	5	3
Loss on impairment attributed to LP	—	7	—	14
Other operating credits and charges, net	(3)	(4)	(3)	(2)
Product-line discontinuance charges	—	10	—	10
Loss on early debt extinguishment	—	—	11	—
Interest expense	4	6	9	12
Investment income	—	(4)	(1)	(3)
Other non-operating items	6	1	5	(4)
Adjusted EBITDA	$684	$97	$1,145	$180

Siding	$77	$51	$168	$93
OSB	565	46	919	81
EWP	18	3	26	12
South America	34	11	54	18
Other	(4)	(5)	(8)	(8)
Corporate	(7)	(9)	(14)	(16)
Adjusted EBITDA	$684	$97	$1,145	$180
The following table provides the reconciliation of Net income to Adjusted Income (dollar amounts in millions, except earnings per share):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$497	$31	$817	$64
Add (deduct):
Net loss attributed to noncontrolling interest	—	2	1	2
Income attributed to LP	498	33	818	66
Loss on impairment attributed to LP	—	7	—	14
Other operating credits and charges, net	(3)	(4)	(3)	(2)
Product line discontinuance charges	—	10	—	10
Loss on early debt extinguishment	—	—	11	—
Reported tax provision	147	19	244	28
Adjusted income before tax	642	65	1,069	116
Normalized tax provision at 25%	(160)	(16)	(267)	(29)
Adjusted Income	$481	$49	$802	$87
Diluted shares outstanding	102	113	104	113
Adjusted Diluted EPS	$4.74	$0.43	$7.70	$0.77

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

Results of Operations

Our results of operations are separately discussed below for each of our segments, as well as for the “Other” category, which comprises other products that are not individually significant. See Note 17 of the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this quarterly report on Form 10-Q for further information regarding our segments.

SIDING

The Siding segment serves diverse end markets with a broad product offering of engineered wood siding, trim, and fascia, including LP® SmartSide® Trim & Siding, LP® SmartSide® ExpertFinish® Trim & Siding, LP® BuilderSeries® Lap Siding, and LP® Outdoor Building Solutions® (collectively referred to as Siding Solutions).

Segment sales, Adjusted EBITDA, and Adjusted EBITDA margin for this segment were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Net sales	$291	$220	32%	$576	$432	33%
Adjusted EBITDA	77	51	52%	168	93	80%
Adjusted EBITDA margin	27%	23%		29%	22%
Sales in this segment by product line were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Siding Solutions	$288	$207	39%	$570	$398	43%
Other	3	13	(75)%	6	34	(81)%
Total	$291	$220	32%	$576	$432	33%
Percent changes in average sales prices and unit shipments for the three and six months ended June 30, 2021, compared to the corresponding periods in 2020, were as follows:

	Three Months Ended June 30, 2021 versus 2020		Six Months Ended June 30, 2021 versus 2020
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
Siding Solutions	9%	27%	8%	33%
Siding net sales increased by $71 million (or 32%) and $144 million (or 33%) for the three and six months ended June 30, 2021, respectively, compared to the corresponding periods in 2020. These increases are primarily due to the Siding Solutions revenue increases of 39% and 43% for the three and six months ended June 30, 2021, respectively, partially offset by decreases in fiber sales (included in the Other product line).

Adjusted EBITDA increased by $26 million and $75 million for the three and six months ended June 30, 2021, respectively, compared to the corresponding periods in 2020, primarily due to the increased Siding Solutions revenue, partially offset by increases in raw material prices, freight costs, and mill spending.

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

Segment sales, Adjusted EBITDA, and Adjusted EBITDA Margin for this segment were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Net sales	$778	$204	281%	$1,317	$424	211%
Adjusted EBITDA	565	46	1,128%	919	81	1,035%
Adjusted EBITDA margin	73%	23%		70%	19%
Sales in this segment by product line were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
OSB - commodity	$425	$108	294%	$707	$221	221%
OSB - Structural Solutions	350	95	268%	605	198	205%
Other	2	1	100%	5	5	2%
Total	$778	$204	281%	$1,317	$424	211%
Percent changes in average sales prices and unit shipments for the three and six months ended June 30, 2021, compared to the corresponding periods in 2020, were as follows:

	Three Months Ended June 30, 2021 versus 2020		Six Months Ended June 30, 2021 versus 2020
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
OSB - commodity	301%	—%	248%	(7)%
OSB - Structural Solutions	205%	19%	174%	9%
OSB net sales increased by $574 million (or 281%) and $893 million (or 211%) for the three and six months ended June 30, 2021, respectively, compared to the corresponding periods in 2020. OSB prices increased by $554 million and $888 million for the three and six months ended June 30, 2021, respectively, compared to the corresponding periods in 2020. OSB sales volume increased by 8% for the three months ended June 30, 2021, compared to the corresponding period in 2020, primarily due to the nonoccurrence of last year's COVID-related downtime. OSB sales volume was flat for the six months ended June 30, 2021, compared to the corresponding period in 2020. Structural Solutions volume, as a percentage of total OSB segment volume, was 46% for the three and six months ended June 30, 2021, compared to 41% and 42% in the corresponding periods in 2020, respectively.

Adjusted EBITDA increased over the prior year by $519 million and $838 million for the three and six months ended June 30, 2021, respectively, primarily due to increased OSB prices, slightly offset by increases in raw material prices and mill spending.

EWP

The EWP segment is comprised of LP® SolidStart® I-Joist (I-Joist), Laminated Veneer Lumber (LVL), and Laminated Strand Lumber (LSL) and other related products. This segment also includes the sales of I-Joist and LVL products produced by our joint venture and sales of plywood produced as a by-product of the LVL production process. In February 2021, we announced that LSL production will cease during 2021 and that we are exploring strategic alternatives to the remaining EWP business, including a possible sale in whole or in part.

Segment sales, Adjusted EBITDA, and Adjusted EBITDA margin for this segment were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Net sales	$158	$79	99%	$280	$178	58%
Adjusted EBITDA	18	3	513%	26	12	116%
Adjusted EBITDA margin	12%	4%		9%	7%
Sales in this segment by product line were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
I-Joist	$75	$32	134%	$123	$69	79%
LVL	45	30	51%	89	66	34%
LSL	11	9	26%	19	21	(8)%
Other, including plywood and related products	26	8	225%	49	22	123%
Total	$158	$79	99%	$280	$178	58%
Percent changes in average sales prices and unit shipments for the three and six months ended June 30, 2021, compared to the corresponding periods in 2020, were as follows:

	Three Months Ended June 30, 2021 versus 2020		Six Months Ended June 30, 2021 versus 2020
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
I-Joist	69%	39%	41%	27%
LVL	29%	18%	19%	13%
LSL	31%	(6)%	18%	(23)%

EWP net sales increased by $79 million (or 99%) and $102 million (or 58%) for the three and six months ended June 30, 2021, respectively, compared to the corresponding periods in 2020. Adjusted EBITDA increased by $15 million and $14 million for the three and six months ended June 30, 2021, respectively, compared to the corresponding periods in 2020. The increases to net sales and Adjusted EBITDA are primarily due to increased pricing to offset increased input costs.

SOUTH AMERICA

Our South America segment manufactures and distributes OSB structural panel and siding products in South America and certain export markets. This segment has manufacturing operations in two countries, Chile and Brazil, and operates sales offices in Chile, Brazil, Peru, Colombia, and Argentina.

Segment sales, Adjusted EBITDA, and Adjusted EBITDA margin for this segment were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Net sales	$74	$38	94%	$126	$74	71%
Adjusted EBITDA	34	11	206%	54	18	202%
Adjusted EBITDA margin	46%	29%		43%	24%
Sales in this segment by product line were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
OSB - Structural Solutions	$63	$32	98%	$104	$64	63%
Siding	10	5	104%	20	8	144%
Other	—	1	(80)%	3	2	35%
Total	$74	$38	94%	$126	$74	71%
Percent changes in average sales prices and unit shipments for the three and six months ended June 30, 2021, compared to the corresponding periods in 2020, were as follows:

	Three Months Ended June 30, 2021 versus 2020		Six Months Ended June 30, 2021 versus 2020
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
OSB	97%	(1)%	71%	(3)%
Siding	48%	32%	39%	65%
South America net sales increased by $36 million (or 94%) and $52 million (or 71%) for the three and six months ended June 30, 2021, respectively, compared to the corresponding periods in 2020, primarily due to higher OSB and siding pricing.

Adjusted EBITDA increased by $23 million and $36 million for the three and six months ended June 30, 2021, respectively, compared to the corresponding periods in 2020, primarily due to the increased pricing, partially offset by higher imported raw material costs.

OTHER PRODUCTS

Our Other products segment includes off-site framing operation Entekra Holdings, LLC, ("Entekra") remaining timber and timberlands, and other minor products, services, and closed operations, which do not qualify as discontinued operations. Other net sales were $26 million and $43 million for three and six months ended June 30, 2021, respectively, as compared to $7 million and $25 million for the corresponding periods in 2020. These increases are primarily due to increases in Entekra sales volume.

Adjusted EBITDA was $(4) million and (8) million for the three and six months ended June 30, 2021, respectively, as compared to $(5) million and $(8) million for the corresponding periods in 2020, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $57 million and $105 million for the three and six months ended June 30, 2021, respectively, compared to $50 million and $105 million for the corresponding periods in 2020. The increase in 2021 is primarily due to increased travel, sales-related initiatives, and corporate overhead primarily driven by restrictions on such activities in 2020 in response to the onset of the COVID-19 pandemic.

INCOME TAXES

We recognized an estimated tax provision of $147 million and $244 million for the three and six months ended June 30, 2021, respectively, compared to $19 million and $28 million for the corresponding periods of 2020. Each quarter the income tax accrual is adjusted to the latest estimate, and the difference from the previously accrued year-to-date balance is recorded in the current quarter. For 2021, the primary differences between the U.S. statutory rate of 21% and the effective rate relate to state income tax. For 2020, the primary differences between the U.S. statutory rate of 21% and the effective rate related to state income tax, foreign tax rates, tax credits, stock-based compensation, the sale of our ARS and the redemption of our company-owned life insurance cash surrender value.

Legal and Environmental Matters

For a discussion of legal and environmental matters involving us and the potential impact thereof on our financial position, results of operations and cash flows, see Items 3, 7 and 8 in our 2020 Annual Report on Form 10-K and Note 11 of the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this quarterly report on Form 10-Q.

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

OPERATING ACTIVITIES

During the three months ended June 30, 2021, and 2020, cash provided by operations was $457 million and $129 million, respectively. During the six months ended June 30, 2021, and 2020, cash provided by operations was $772 million and $120 million, respectively. The improvement in cash provided by operations for the period ended June 30, 2021, was primarily related to increases in OSB commodity pricing and revenue growth in Siding Solutions.

INVESTING ACTIVITIES

During the three months ended June 30, 2021, and 2020, cash used in investing activities was $31 million and cash provided by investing activities was $12 million, respectively. During the six months ended June 30, 2021, and 2020, cash used in investing activities was $63 million and $12 million, respectively.

Capital expenditures for the three months ended June 30, 2021, and 2020, were $32 million and $15 million, respectively. Capital expenditures for the six months ended June 30, 2021, and 2020, were $65 million and $39 million, respectively, primarily related to siding conversion expenditures and growth and maintenance capital. We expect to fund our capital expenditures through cash on hand and cash generated from operations.

During the three and six months ended June 30, 2020, we received $14 million in cash related to the divestiture of our East River facility and assets and brand rights of CanExel®, $10 million related to the cash surrender value of the company-owned life insurance policy, and $3 million related to the sale of our ARS.

FINANCING ACTIVITIES

During the three and six months ended June 30, 2021, cash used in financing activities was $484 million and $642 million, respectively. During the three and six months ended June 30, 2021, we used $178 million and $300 million, respectively, to repurchase shares of LP common stock under the 2020 Share Repurchase Program. During the three months ended June 30, 2021, we used $288 million to repurchase shares of LP common stock under the 2021 Share Repurchase Program. We paid cash dividends of $16 million and $33 million in the three and six months ended June 30, 2021, respectively.

Additionally, in March 2021, we issued $350 million aggregate principal amount of the 2029 Senior Notes. In February 2021, LP delivered to holders of the 2024 Senior Notes a conditional notice of redemption to redeem on March 27, 2021 all of the 2024 Senior Notes outstanding at a redemption price of 102.438% of the principal amount thereof plus accrued and unpaid interest to, but not including, the redemption date. The redemption notice became irrevocable on March 11, 2021, and the 2024 Senior Notes were fully redeemed on March 27, 2021. In connection with financing activities, we paid $2 million in debt issuance costs related to the Third Amendment during the three months ended June 30, 2021, and $13 million in redemption premiums and debt issuance costs related to the 2024 Senior Notes during the six months ended June 30, 2021. The remaining financing activities relate to the repurchase of stock from employees in connection with income tax withholding requirements associated with our employee stock-based compensation plans.

During the three and six months ended June 30, 2020, cash used in financing activities was $368 million and $39 million, respectively. In March 2020, we borrowed $350 million under our Amended Credit Facility as a precautionary measure due to the COVID-19 pandemic, and we repaid the outstanding balance in June 2020. We also paid $1 million of financing costs associated with our Amended Credit Facility and the Third Amendment during the three and six months ended June 30, 2020. During the three and six months ended June 30, 2020, we paid cash dividends of $17 million and $33 million, respectively. Additionally, we used $5 million to repurchase stock from employees in connection with income tax withholding requirements associated with our employee stock-based compensation plans.

CREDIT FACILITY AND LETTER OF CREDIT FACILITY

The Amended Credit Facility provides for a revolving credit facility in the principal amount of up to $550 million, with a $60 million sub-limit for letters of credit. The Amended Credit Facility, and all loans thereunder become due, on June 8, 2027. As of June 30, 2021, we had no amounts outstanding under the Amended Credit Facility.

The Amended Credit Facility contains various restrictive covenants and customary events of default, the occurrence of which could result in the acceleration of our obligation to repay the indebtedness outstanding thereunder. The Amended Credit Facility also contains financial covenants that requires us and our consolidated subsidiaries to have, as of the end of each quarter, (i) a capitalization ratio (i.e., funded debt less unrestricted cash to total capitalization) of no more than 57.5% and (ii) a minimum consolidated net worth of at least $475 million plus 70% of consolidated net income after December 31, 2019, without deduction for net losses.  As of June 30, 2021, we were in compliance with all financial covenants under the Amended Credit Facility.

In March 2020, LP entered into the Letter of Credit Facility, which provides for the funding of letters of credit up to an aggregate outstanding amount of $20 million, which may be secured by certain cash collateral of LP. The Letter of Credit Facility includes an unused commitment fee, due quarterly, ranging from 0.50% to 1.875% of the daily available amount to be drawn on each letter of credit issued under the Letter of Credit Facility. The Letter of Credit Facility is subject to similar affirmative, negative and financial covenants as those set forth in the Amended Credit Facility, including capitalization ratio and minimum net worth covenants. As of June 30, 2021, we were in compliance with all covenants under the Letter of Credit Facility.

OTHER LIQUIDITY MATTERS

Off-Balance Sheet Arrangements

As of June 30, 2021, we had standby letters of credit of $12 million outstanding related to collateral for environmental impact on owned properties, deposit for forestry license, and insurance collateral, including workers' compensation.

Potential Impairments

We review our mill and investment assets for potential impairments at least annually and believe we have adequate support for the carrying value of our assets as of June 30, 2021.

If demand and pricing for our products are significantly below cycle average demand and pricing, or should we decide to invest capital in alternative projects, or should changes occur related to our wood supply for these locations, or should demand and pricing of our products fall as a result of the long-term effects of the COVID-19 pandemic, it is possible that future impairment charges will be required. As of June 30, 2021, there were no indications of impairment.

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

We are exposed to market risk associated with changes in interest rates on our variable rate long-term debt. As of June 30, 2021, we had no outstanding amounts borrowed under our Amended Credit Facility. We do not currently have any derivative or hedging arrangements, or other known exposures, to changes in interest rates.

We historically have not entered into material commodity futures and swaps, although we may do so in the future.

ITEM 4.CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures

As of June 30, 2021, our Chief Executive Officer and Chief Financial Officer carried out, with the participation of the Company's Disclosure Practices Committee and the Company's management, a review and evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2021, LP’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter, ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Housing starts[1]:
Single-Family	308	211	563	425
Multi-Family	120	79	223	194
	428	290	786	619

[1] Actual U.S. Housing starts data reported by U.S. Census Bureau as published through July 20, 2021.

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

The following table sets forth North American sales volumes for the three and six months ended June 30, 2021, and 2020:

	Three Months Ended June 30, 2021				Three Months Ended June 30, 2020
Sales Volume	Siding	OSB	EWP	Total	Siding	OSB	EWP	Total
Siding Solutions (MMSF)	406	—	—	406	319	—	—	319
OSB - commodity (MMSF)	—	481	—	481	—	480	—	480
OSB - Structural Solutions (MMSF)	—	403	—	403	—	339	—	339
I-Joist (MMLF)	—	—	33	33	—	—	24	24
LVL (MCF)	—	—	1,809	1,809	—	—	1,534	1,534
LSL (MCF)	—	—	536	536	—	—	573	573

	Six Months Ended June 30, 2021				Six Months Ended June 30, 2020
Sales Volume	Siding	OSB	EWP	Total	Siding	OSB	EWP	Total
Siding Solutions (MMSF)	810	—	—	810	610	—	—	610
OSB - commodity (MMSF)	—	936	—	936	—	1,002	—	1,002
OSB - Structural Solutions (MMSF)	—	804	—	804	—	737	—	737
I-Joist (MMLF)	—	—	64	64	—	—	50	50
LVL (MCF)	—	—	3,720	3,720	—	—	3,292	3,292
LSL (MCF)	—	—	977	977	—	—	1,272	1,272
We measure OEE of each of our mills to track improvements in the utilization and productivity of our manufacturing assets. OEE is a composite metric that considers asset uptime (adjusted for capital project downtime and similar events), production rates, and finished product quality. It should be noted that other companies may present OEE differently and, therefore, as presented by us, OEE may not be comparable to similarly-titled measures reported by other companies. We believe that when used in conjunction with other metrics, OEE can be a useful measure for evaluating our ability to generate profits, and that providing this measure should allow interested persons to more readily monitor operational improvements. OEE for the three and six months ended June 30, 2021, and 2020 for each of our segments is listed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Siding	88%	88%	89%	88%
OSB	86%	90%	84%	89%
EWP	86%	93%	89%	91%
South America	78%	71%	76%	70%

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

The description of certain legal and environmental matters involving LP set forth in Item 1 of this quarterly report on Form 10-Q under Note 11 to the Notes to the Condensed Consolidated Financial Statements contained herein is incorporated herein by reference.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In February 2020, LP’s Board of Directors authorized the 2020 Share Repurchase Program under which LP may repurchase up to $200 million of shares of LP’s common stock. In November 2020, LP’s Board of Directors authorized the expansion of the 2020 Share Repurchase Program under which LP may repurchase up to an additional $300 million of shares of LP’s common stock. On May 4, 2021, our Board of Directors authorized the 2021 Share Repurchase Program under which LP may repurchase up to $1 billion of shares of LP's common stock. LP may initiate, discontinue or resume purchases of its common stock under these authorizations in the open market, in privately negotiated transactions, including under SEC Rule 10b5-1 plans, or otherwise at any time or from time to time without prior notice.

The following shares of our common stock were repurchased under these authorizations during the quarter ended June 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Purchase Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In millions)
April 1, 2021 - April 30, 2021	1,987,821	$63.12	1,987,821	$52
May 1, 2021 - May 31, 2021	2,420,748	$66.65	2,420,748	$891
June 1, 2021 - June 30, 2021	2,909,843	$61.38	2,909,843	$712
Total for Second Quarter 2021			7,318,412	$712
1 On February 6, 2020, we announced that our Board of Directors authorized the 2020 Share Repurchase Program under which LP may repurchase up to $200 million of shares of LP’s common stock, and on November 4, 2020, we announced that our Board of Directors expanded the 2020 Share Repurchase Program by authorizing repurchases of an additional $300 million of our common stock. On May 4, 2021, our Board of Directors authorized the 2021 Share Repurchase Program under which we may repurchase up to $1 billion of shares of our common stock. As of June 30, 2021, (i) LP has repurchased all shares of common stock authorized for repurchase under the 2020 Share Repurchase Program, totaling $500 million, and therefore will make no further repurchases under the 2020 Share Repurchase Program, and (ii) LP has used $288 million to repurchase common stock under 2021 Share Repurchase Program.

Additional repurchases of common stock may be made through open market, block and privately-negotiated transactions, including Rule 10b5-1 plans, at times and in such amounts as management deems appropriate, subject to market and business conditions, regulatory requirements and other factors.

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

None.

Item 6. Exhibits.

10.1
Third Amendment to Amended and Restated Credit Agreement, dated June 8, 2021, among the Company, as borrower, American AgCredit PCA, as administrative agent, CoBank, ACB, as letter of credit issuer and voting participants party thereto, incorporated herein by reference to the Company's Current Report on Form 8-K, filed on June 8, 2021.

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

LOUISIANA-PACIFIC CORPORATION

Date:	August 4, 2021	BY:	/S/ W. BRADLEY SOUTHERN
W. Bradley Southern
Chief Executive Officer

Date:	August 4, 2021	BY:	/S/ ALAN J.M. HAUGHIE
Alan J.M. Haughie
Executive Vice President and
Chief Financial Officer