Form 10-Q
period 2021-09-30
LOUISIANA-PACIFIC CORP
filed 2021-11-03
CIK 60519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 87,989,162 shares of Common Stock, $1 par value, outstanding as of November 1, 2021.

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

PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Condensed Consolidated Statements of Income
Dollar amounts in millions, except per share amounts
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	$1,219	$795	$3,561	$1,928
Cost of sales	(670)	(503)	(1,827)	(1,411)
Gross profit	549	292	1,734	517
Selling, general, and administrative expenses	(63)	(52)	(168)	(157)
Loss on impairment	—	(1)	—	(16)
Other operating credits and charges, net	2	3	5	(5)
Income from operations	488	242	1,571	339
Interest expense	(4)	(5)	(12)	(17)
Investment income	—	—	1	3
Other non-operating items	2	—	(14)	4
Income before income taxes	486	237	1,546	329
Provision for income taxes	(123)	(60)	(366)	(88)
Equity in unconsolidated affiliate	1	—	3	—
Net income	$365	$177	$1,182	$241
Net loss attributed to noncontrolling interest	—	—	1	2
Net income attributed to LP	$365	$177	$1,183	$243

Basic net income per share of common stock:
Net income per share - basic	$3.90	$1.58	$11.81	$2.16
Diluted net income per share of common stock:
Net income per share - diluted	$3.87	$1.57	$11.73	$2.15

Average shares of common stock used to compute net income per share:
Basic	94	112	100	112
Diluted	94	113	101	113

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income
Dollar amounts in millions
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$365	$177	$1,182	$241
Other comprehensive income, net of tax
Foreign currency translation adjustments	(21)	4	(21)	(17)
Unrealized gains on securities, net of reversals	—	—	—	(3)
Amortization of pension and post-retirement prior service costs and net loss	2	1	3	3
Other comprehensive income (loss), net of tax	(19)	5	(18)	(17)
Comprehensive income	346	182	1,164	224
Comprehensive loss associated with noncontrolling interest	—	—	1	2
Comprehensive income attributed to LP	$346	$182	$1,165	$226

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets
Dollar amounts in millions
(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$607	$535
Receivables, net of allowance for doubtful accounts of $2 million at September 30, 2021, and December 31, 2020	248	184
Inventories	320	259
Prepaid expenses and other current assets	23	15
Total current assets	1,197	993

Timber and timberlands	83	52
Property, plant, and equipment, net	980	918
Operating lease assets	38	40
Goodwill and other intangible assets	44	46
Investments in and advances to affiliates	18	11
Restricted cash	13	—
Other assets	25	24
Deferred tax asset	2	3
Total assets	$2,400	$2,086
LIABILITIES AND EQUITY
Accounts payable and accrued liabilities	$354	$267
Income tax payable	72	18
Current portion of contingency reserves	1	1
Total current liabilities	427	286

Long-term debt	346	348
Deferred income taxes	94	78
Non-current operating lease liabilities	29	32
Contingency reserves, excluding current portion	13	13
Other long-term liabilities	115	86
Total liabilities	1,024	842

Redeemable noncontrolling interest	9	10

Stockholders’ equity:
Common stock, $1 par value, 200,000,000 shares authorized; 107,035,818 and 90,222,524 shares issued and outstanding, respectively, as of September 30, 2021; and 123,547,974 and 106,240,030 shares issued and outstanding, respectively, as of December 31, 2020	107	124
Additional paid-in capital	451	452
Retained earnings	1,369	1,206
Treasury stock, 16,813,294 shares and 17,307,944 shares, at cost as of September 30, 2021, and December 31, 2020, respectively	(390)	(397)
Accumulated comprehensive loss	(168)	(151)
Total stockholders’ equity	1,368	1,234
Total liabilities and stockholders’ equity	$2,400	$2,086

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows
Dollar amounts in millions
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$365	$177	$1,182	$241
Adjustments to net income:
Depreciation and amortization	30	28	88	84
Loss on impairment	—	1	—	16
Deferred taxes	9	—	15	1
Loss on early debt extinguishment	—	—	11	—
Other adjustments, net	(3)	7	7	17
Changes in assets and liabilities (net of acquisitions and divestitures):
Receivables	64	(48)	(59)	(75)
Prepaid expenses and other current assets	1	(2)	(5)	(7)
Inventories	(13)	4	(66)	6
Accounts payable and accrued liabilities	28	35	64	13
Income taxes payable, net of receivables	31	16	46	42
Net cash provided by operating activities	511	218	1,283	338
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant, and equipment additions	(68)	(14)	(133)	(53)
Proceeds from business divestiture	—	1	—	15
Redemption of insurance cash surrender value	—	—	—	10
Other investing activities	—	—	3	3
Net cash used in investing activities	(68)	(13)	(131)	(25)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing of long-term debt	—	—	350	350
Repayment of long-term debt, including redemption premium	—	—	(359)	(350)
Payment of cash dividends	(17)	(16)	(50)	(49)
Purchase of stock	(399)	(29)	(987)	(29)
Other financing activities	—	—	(12)	(6)
Net cash used in financing activities	(416)	(45)	(1,058)	(84)
EFFECT OF EXCHANGE RATE ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(11)	1	(10)	(4)
Net increase in cash, cash equivalents and restricted cash	17	161	84	225
Cash, cash equivalents, and restricted cash at beginning of period	603	259	535	195
Cash, cash equivalents, and restricted cash at end of period	$620	$420	$620	$420

Supplemental cash flow information:
Cash paid for income taxes, net of cash received	$84	$45	$305	$48
Cash paid for interest, net of cash received	$7	$7	$16	$19
Unpaid capital expenditures	$42	$4	$42	$4

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Stockholders' Equity
Dollar and share amounts in millions, except per share amounts
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2020	124	$124	17	$(397)	$452	$1,206	$(151)	$1,234
Net income attributed to LP	—	—	—	—	—	320	—	320
Dividends paid ($0.16 per share)	—	—	—	—	—	(17)	—	(17)
Issuance of shares under stock plans	—	—	—	11	(11)	—	—	—
Taxes paid related to net settlement of stock-based awards	—	—	—	(6)	—	—	—	(6)
Purchase of stock	(2)	(2)	—	—	—	(120)	—	(122)
Compensation expense associated with stock-based compensation	—	—	—	—	1	—	—	1
Other comprehensive loss	—	—	—	—	—	—	(6)	(6)
Balance, March 31, 2021	121	$121	17	$(393)	$443	$1,390	$(157)	$1,404
Net income attributed to LP	—	—	—	—	—	498	—	498
Dividends paid ($0.16 per share)	—	—	—	—	—	(16)	—	(16)
Issuance of shares under stock plans	—	—	—	2	(1)	—	—	1
Purchase of stock	(7)	(7)	—	—	—	(458)	—	(465)
Compensation expense associated with stock-based compensation	—	—	—	—	4	—	—	4
Other comprehensive loss	—	—	—	—	—	—	8	8
Balance, June 30, 2021	114	$114	17	$(390)	$446	$1,413	$(149)	$1,433
Net income attributed to LP	—	—	—	—	—	365	—	365
Dividends paid ($0.18 per share)	—	—	—	—	—	(17)	—	(17)
Purchase of stock	(7)	(7)	—	—	—	(392)	—	(399)
Compensation expense associated with stock-based compensation	—	—	—	—	5	—	—	5
Other comprehensive loss	—	—	—	—	—	—	(19)	(19)
Balance, September 30, 2021	107	$107	17	$(390)	$451	$1,369	$(168)	$1,368

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2019	130	$130	18	$(406)	$454	$966	$(153)	$991
Net income attributed to LP	—	—	—	—	—	33	—	33
Dividends paid ($0.145 per share)	—	—	—	—	—	(16)	—	(16)
Issuance of shares under stock plans	—	—	—	8	(8)	—	—	—
Taxes paid related to net settlement of stock-based awards	—	—	—	(4)	—	—	—	(4)
Compensation expense associated with stock-based compensation	—	—	—	—	2	—	—	2
Other comprehensive loss	—	—	—	—	—	—	(22)	(22)
Balance, March 31, 2020	130	$130	18	$(402)	$448	$983	$(175)	$984
Net income attributed to LP	—	—	—	—	—	33	—	33
Dividends paid ($0.145 per share)	—	—	—	—	—	(17)	—	(17)
Issuance of shares under stock plans	—	—	(1)	2	(1)	—	—	1
Compensation expense associated with stock-based compensation	—	—	—	—	1	—	—	1
Noncontrolling interest redemption value adjustment	—	—	—	—	(2)	—	—	(2)
Other comprehensive income	—	—	—	—	—	—	—	—
Balance, June 30, 2020	130	$130	17	$(400)	$446	$999	$(175)	$1,000
Net income attributed to LP	—	—	—	—	—	177	—	177
Dividends paid ($0.145 per share)	—	—	—	—	—	(16)	—	(16)
Issuance of shares under stock plans	—	—	—	1	(1)	—	—	—
Purchase of stock	(1)	(1)	—	—	—	(28)	—	(29)
Compensation expense associated with stock-based compensation	—	—	—	—	5	—	—	5
Other comprehensive income	—	—	—	—	—	—	5	5
Balance, September 30, 2020	129	$129	17	$(399)	$450	$1,132	$(170)	$1,142

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

Recently Adopted Accounting Policies

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). This ASU simplifies the accounting for income taxes by, among other things, eliminating certain existing exceptions related to the general approach in ASC 740 relating to franchise taxes, reducing complexity in the interim-period accounting for year-to-date loss limitations and changes in tax laws, and clarifying the accounting for transactions outside of business combinations that result in a step-up in the tax basis of goodwill. The Company adopted ASU 2019-12 effective as of January 1, 2021. There was no impact on our Condensed Consolidated Financial Statements upon adoption.

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

Three Months Ended September 30, 2021
By product type and family:	Siding	OSB	EWP	South America	Other	Inter-segment	Total
Value-add
Siding Solutions	$310	$—	$—	$9	$—	$—	$319
OSB - Structural Solutions	—	307	—	65	—	—	372
I-Joist	—	—	109	—	—	—	109
LVL	—	—	51	—	—	—	51
LSL	—	—	20	—	—	(1)	20
	310	307	180	75	—	(1)	871
Commodity
OSB - commodity	—	290	—	—	—	—	290
Plywood	—	—	9	—	—	—	9
	—	290	9	—	—	—	299
Other
Other products	3	4	11	2	30	—	49
	$312	$600	$201	$76	$30	$(1)	$1,219

Nine Months Ended September 30, 2021
By product type and family:	Siding	OSB	EWP	South America	Other	Inter-segment	Total
Value-add
Siding Solutions	$879	$—	$—	$29	$—	$—	$908
OSB - Structural Solutions	—	912	—	171	—	—	1,082
I-Joist	—	—	232	—	—	—	232
LVL	—	—	140	—	—	—	140
LSL	—	—	39	—	—	(2)	39
	879	912	411	200	—	(2)	2,402
Commodity
OSB - commodity	—	997	—	—	—	—	997
Plywood	—	—	41	—	—	—	41
	—	997	41	—	—	—	1,038
Other
Other products	9	9	29	3	73	—	123
	$889	$1,917	$481	$203	$73	$(2)	$3,561

Three Months Ended September 30, 2020
By product type and family:	Siding	OSB	EWP	South America	Other	Inter-segment	Total
Value-add
Siding Solutions	$260	$—	$—	$4	$—	$—	$264
OSB - Structural Solutions	—	162	—	40	—	—	202
I-Joist	—	—	37	—	—	—	37
LVL	—	—	35	—	—	—	35
LSL	—	—	14	—	—	—	14
	260	162	86	44	—	—	552
Commodity
OSB - commodity	—	198	—	—	—	—	198
Plywood	—	—	7	—	—	—	7
	—	198	7	—	—	—	205

Other
Other products	8	8	10	1	11	—	38
	$268	$368	$103	$45	$11	$—	$795

Nine Months Ended September 30, 2020
By product type and family:	Siding	OSB	EWP	South America	Other	Inter-segment	Total
Value-add
Siding Solutions	$658	$—	$—	$12	$—	$—	$670
OSB - Structural Solutions	—	360	2	104	—	—	466
I-Joist	—	—	106	—	—	—	106
LVL	—	—	101	—	—	—	101
LSL	—	—	35	—	—	—	35
	658	360	244	116	—	—	1,378
Commodity
OSB - commodity	—	419	—	—	—	—	419
Plywood	—	—	16	—	—	—	16
	—	419	16	—	—	—	435

Other
Other products	42	13	21	3	36	—	115
	$700	$792	$281	$119	$36	$—	$1,928
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

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income attributed to LP
Weighted average common shares outstanding - basic	94	112	100	112
Dilutive effect of employee stock plans	—	1	1	1
Shares used for diluted earnings per share	94	113	101	113
Earnings per share:
Basic earnings	$3.90	$1.58	$11.81	$2.16
Diluted earnings	$3.87	$1.57	$11.73	$2.15

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

Trading securities consist of rabbi trust financial assets, which are recorded in Other assets in our Condensed Consolidated Balance Sheets. The assets of the rabbi trust are invested in mutual funds and are reported at fair value based on active market quotations, which represent Level 1 inputs. The assets of the rabbi trust were $6 million and $5 million at September 30, 2021, and December 31, 2020, respectively.

The fair value of the 3.625% Senior Notes due in 2029 (2029 Senior Notes) is estimated to be $354 million as of September 30, 2021, based upon market quotations. The 2029 Senior Notes and other long-term debt are categorized as Level 1 in the U.S. GAAP fair value hierarchy. Fair values are based on trading activity among the Company’s lenders and the average bid and ask price as determined using published rates.

There were no outstanding amounts borrowed under our Amended Credit Facility as of September 30, 2021.

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

NOTE 5. RECEIVABLES

Receivables consisted of the following:

	September 30, 2021	December 31, 2020
Trade receivables	$211	$161
Income tax receivable	11	2
Other receivables	27	23
Allowance for doubtful accounts	(2)	(2)
Total	$248	$184

Trade receivables are primarily generated by sales of our products to our wholesale and retail customers. Other receivables, as of September 30, 2021, and December 31, 2020, primarily consist of sales tax receivables, vendor rebates, a receivable associated with an affiliate, and other miscellaneous receivables.

NOTE 6. INVENTORIES

Inventories are valued at the lower of cost or net realizable value. Inventory cost includes materials, labor, and operating overhead. The major types of inventories are as follows (work in process is not material and is included in Semi-finished inventory below):

	September 30, 2021	December 31, 2020
Logs	$47	$49
Other raw materials	53	36
Semi-finished inventory	42	28
Finished products	178	146
Total	$320	$259

NOTE 7. GOODWILL AND OTHER INTANGIBLES

Goodwill and indefinite-lived intangible assets are not amortized and are subject to assessment for impairment by applying a fair value based test on an annual basis or more frequently, if circumstances indicate a potential impairment. The Company’s annual assessment date is October 1.

Changes in goodwill and other intangible assets as of September 30, 2021, are provided in the following table:

	Timber licenses[1]	Goodwill	Developed Technology	Trademarks
Beginning balance December 31, 2020	$34	$25	$19	$3
Amortization	(2)	—	(1)	—
Ending balance September 30, 2021	$32	$25	$17	$2
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

The components of redeemable noncontrolling interest are as follows:

Beginning balance December 31, 2020	$10
Net loss attributed to noncontrolling interest	(1)
Ending balance September 30, 2021	$9

NOTE 9. LONG-TERM DEBT

The following table summarizes our outstanding debt:

	September 30, 2021	December 31, 2020
2029 Senior Notes	$350	$—
2024 Senior Notes	—	350
Amended Credit Facility	—	—
Financing leases	—	1
Unamortized debt costs	(4)	(2)
Total	346	348
Less: current portion	—	—
Long-term portion	$346	$348

Senior Notes

In March 2021, LP issued $350 million of the 2029 Senior Notes. The Company may redeem the 2029 Senior Notes, in whole or in part, prior to March 15, 2024, at a redemption price equal to 100% of the principal amount thereof plus a “make-whole” premium set forth in the indenture governing the 2029 Senior Notes, plus accrued and unpaid interest, if any, to, but not including, the date of redemption. On or after March 15, 2024, LP may, at its option on one or more occasions, redeem all or any portion of these notes at the redemption prices set forth in the indenture governing the 2029 Senior Notes, plus accrued and unpaid interest, if any, to, but not including, the date of redemption. The indenture governing the 2029 Senior Notes contains certain covenants that, among other things, limit the Company's ability to grant liens to secure indebtedness, engage in sale and leaseback transactions and merge or consolidate or sell all or substantially all of its assets. If LP is subject to a "change of control," as defined in the indenture, LP is required to offer to repurchase the 2029 Senior Notes at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, thereon to, but not including, the date of purchase. The indenture governing the 2029 Senior Notes contains customary events of default, including failure to make required payments on the 2029 Senior Notes, failure to comply with certain agreements or covenants contained in the indenture, failure to pay or acceleration of certain other indebtedness and certain events of bankruptcy and insolvency. An event of default in the indenture allows either the indenture trustee or the holders of at least 25% in aggregate principal amount of the then-outstanding 2029 Senior Notes to accelerate, or in certain cases, automatically causes the acceleration of, the amounts due under the 2029 Senior Notes.

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

Deferred debt costs are amortized over the life of the related debt using a straight-line basis which approximates the effective interest method. If the debt is retired early, the related unamortized deferred financing costs are written off in the period the debt is retired to Other non-operating items. During the nine months ended September 30, 2021, $2 million of deferred debt costs were written off in association with the 2024 Senior Notes extinguishment, and LP paid $4 million in debt issuance costs that will be deferred and amortized over the life of the 2029 Senior Notes.

Credit Facility

In August 2021, LP entered into a fourth amendment (Fourth Amendment) to its revolving credit facility, dated as of June 27, 2019 (Credit Facility), with American AgCredit, PCA, as administrative agent and CoBank, ACB, as letter of credit issuer, (as amended, the Amended Credit Facility). The Amended Credit Facility provides a revolving credit facility in the principal amount of up to $550 million, with a $60 million sub-limit for letters of credit. The revolving facility, pursuant to the Amended Credit Facility, terminates, and all loans made thereunder become due in June 2027. LP has granted a security interest in substantially all of its U.S. personal property to secure the Amended Credit Facility, and certain of LP’s existing and future wholly-owned domestic subsidiaries may guaranty its obligations under the Amended Credit Facility and, subject to certain limited exceptions, provide security through a security interest in substantially all the personal property of these subsidiaries. The Amended Credit Facility provides a release of security interest after obtaining an Investment Grade rating from any one of the Moody's, S&P, or Fitch. There are no outstanding amounts borrowed under the Amended Credit Facility as of September 30, 2021.

Revolving borrowings under the Amended Credit Facility accrue interest, at the Company's option, at either (a) a “base rate” plus a margin of 0.500% to 1.500% or (b) LIBOR plus a margin of 1.500% to 2.500%. The Amended Credit Facility also includes an unused commitment fee, due quarterly, ranging from 0.200% to 0.425%. The applicable margins and fees within these ranges are based on our ratio of consolidated EBITDA to cash interest charges. The “base rate” is the highest of (i) the Federal funds rate plus 0.5%, (ii) the U.S. prime rate, and (iii) one-month LIBOR plus 1.0%.

The Amended Credit Facility contains various restrictive covenants and customary events of default, the occurrence of which could result in the acceleration of our obligation to repay the indebtedness outstanding thereunder. The Amended Credit Facility also contains financial covenants that require the Company and its consolidated subsidiaries to have, as of the end of each quarter, a capitalization ratio (i.e., funded debt less unrestricted cash to total capitalization) of no more than 57.5%.

In March 2020, LP entered into a letter of credit facility agreement (Letter of Credit Facility) with Bank of America, N.A., which provides for the funding of letters of credit up to an aggregate outstanding amount of $20 million, which may be secured by certain cash collateral of LP. The Letter of Credit Facility includes an unused commitment fee, due quarterly, ranging from 0.50% to 1.875% of the daily available amount to be drawn on each letter of credit issued under the Letter of Credit Facility. The Letter of Credit Facility is subject to similar affirmative, negative, and financial covenants as those set forth in the Amended Credit Facility, including the capitalization ratio covenant. As of September 30, 2021, LP secured $13 million of outstanding letters of credit with cash collateral, included in Restricted cash in its Condensed Consolidated Balance Sheets.

Deferred debt costs are amortized over the life of the related debt using a straight-line basis, which approximates the effective interest method. Included in such amortized amounts are deferred debt costs associated with LP's Amended Credit Facility, which are recorded within Other assets on its Condensed Consolidated Balance Sheets. During the nine months ended September 30, 2021, the Company paid $2 million in debt issuance costs in connection with the third amendment to the Credit Facility that LP entered into in June 2021 (Third Amendment). These debt issuance costs were deferred and will be amortized over the life of the Amended Credit Facility.

As of September 30, 2021, LP was in compliance with all covenants under the 2029 Senior Notes and the Amended Credit Facility (as well as the Letter of Credit Facility by such compliance).

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

The tax provision for income taxes for the nine months ended September 30, 2021 and 2020, reflected an estimated annual tax rate of 24% and 26%, respectively, excluding discrete items discussed below. The total effective tax rate for the three and nine months ended September 30, 2021, was 25% and 24%, respectively, compared to 25% and 27% for the comparable periods in 2020, respectively.

We recognized a net discrete tax benefit of $7 million during the nine months ended September 30, 2021, primarily related to stock-based compensation and adjustments to prior year, including an adjustment to the deferred tax rate. We recognized a net discrete tax expense of $3 million during the nine months ended September 30, 2020, primarily related to the surrender of a corporate-owned life insurance contract and a sale of ARS, offset by a benefit related to stock-based compensation.

NOTE 11. STOCK-BASED COMPENSATION

We have stock award plans for key employees and directors, pursuant to which awards of stock options, SSARs, restricted stock, restricted stock units, and performance stock units (PSUs) are granted. In addition, we offer an employee stock purchase plan to employees.

In July 2021, LP modified the performance vesting criteria of approximately 149,000 PSU awards granted in 2020. The modification was considered a Type III modification under the Accounting for Share-Based Payments (Topic 718), in which the original awards were canceled, and the modified awards were considered granted on the modification date. Post-modification stock-based compensation expense related to these awards will be recognized over the remaining service period using modification date fair values of between $56.35 and $64.12 and the number of awards expected to vest.

We recognized $5 million in stock-based compensation expense during the three months ended September 30, 2021, and 2020. We recognized $10 million and $8 million in stock-based compensation expense during the nine months ended September 30, 2021, and 2020, respectively. At September 30, 2021, there was $34 million of unrecognized stock-based compensation expense related to unvested PSUs, restricted stock units, and SSARs attributable to future service.

NOTE 12. COMMITMENTS AND CONTINGENCIES

We maintain reserves for various contingent liabilities as follows:

	September 30, 2021	December 31, 2020
Environmental reserves	$14	$14
Other reserves	—	—
Total contingencies	14	14
Current portion (included in Accrued liabilities)	(1)	(1)
Long-term portion (included in Other long-term liabilities)	$13	$13

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

NOTE 13. IMPAIRMENT OF LONG-LIVED ASSETS

We review the carrying values of our long-lived assets for potential impairments and believe we have adequate support for the carrying value of our long-lived assets. If demand and pricing for our products fall to levels significantly below cycle average demand and pricing, or should we decide to invest capital in alternative projects, or should changes occur related to our wood supply for our mills, it is possible that future impairment charges will be required. As of September 30, 2021, there were no indications of impairment.
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

NOTE 14. PRODUCT WARRANTIES

We offer warranties on the sale of most of our products and record an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The activity in warranty reserves for the three and nine months ended September 30, 2021, and 2020, is summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning balance	$8	$8	$8	$8
Accrued to expense	—	—	1	1
Payments made	—	—	(1)	(1)
Total warranty reserves	8	8	8	8
Current portion of warranty reserves (included in Other current liabilities)	(2)	(2)	(2)	(2)
Long-term portion of warranty reserves (included in Other long-term liabilities)	$6	$6	$6	$6

We continue to monitor warranty and other claims associated with our products and believe as of September 30, 2021, that the warranty reserve balances associated with these matters are adequate to cover future warranty payments. However, it is possible that additional changes may be required in the future.

NOTE 15. DEFINED BENEFIT PENSION PLANS

The following table summarizes our net periodic pension cost for our defined benefit pension and postretirement plans during the three and nine months ended September 30, 2021, and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Service cost	$—	$—	$1	$1
Other components of net periodic pension cost[1]:
Interest cost	2	2	5	7
Expected return on plan assets	(3)	(4)	(10)	(11)
Amortization of prior service cost	—	1	—	1
Amortization of net loss	1	1	4	4
Net periodic pension cost	$1	$—	$2	$2
1Other components of net periodic pension cost are included in Other non-operating items on our Condensed Consolidated Statements of Income.

NOTE 16. ACCUMULATED COMPREHENSIVE LOSS

Accumulated comprehensive loss is provided in the following table for the three and nine months ended September 30, 2021, and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Pension[1]
Balance at beginning of period	$(80)	$(87)	$(81)	$(89)
Amounts reclassified from accumulated other comprehensive loss to income [2]	2	1	3	3
Total other comprehensive income	2	1	3	3
Balance at end of period	(78)	(86)	(78)	(86)
Translation Adjustments
Balance at beginning of period	(68)	(88)	(68)	(67)
Translation adjustments	(21)	4	(21)	(17)
Balance at end of period	(89)	(84)	(89)	(84)
Other
Balance at beginning of period	(2)	—	(2)	3
Unrealized gains on securities, net of reversals	—	—	—	(3)
Balance at end of period	(2)	—	(2)	—
Accumulated other comprehensive loss, end of period	$(168)	$(170)	$(168)	$(170)
1 Amounts are presented net of tax.
2 Amounts of actuarial loss and prior service cost are components of net periodic benefit cost.

NOTE 17. OTHER OPERATING AND NON-OPERATING ITEMS

Other operating credits and charges, net

Other operating credits and charges, net is comprised of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Reorganization charges	$(1)	$(1)	$(1)	$(5)
Canadian wage subsidies	—	5	—	9
Product-line discontinuance charges	—	1	—	(9)
Insurance recoveries	1	—	3	—
Environmental costs	—	(2)	—	(2)
Other	1	—	3	2
Other operating credits and charges, net	2	3	5	(5)

During the three and nine months ended September 30, 2021, we incurred severance and other charges of $1 million related to certain reorganizations. We received $1 million and $3 million in insurance recoveries during the three and nine months ended September 30, 2021, respectively, related to business interruption claims for weather-related downtime sustained in the prior year.

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

Other non-operating items

Other non-operating items is comprised of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest expense	$(4)	$(5)	$(12)	$(16)
Amortization of debt charges	—	—	(1)	(1)
Interest expense	$(4)	$(5)	$(12)	$(17)

Interest income	—	—	1	1
Gain on sale of auction rate securities	—	—	—	3
SERP market adjustments	—	—	—	(1)
Investment income	$—	$—	$1	$3

Net periodic pension cost, excluding service cost	—	—	—	(1)
Loss on early debt extinguishment	—	—	(11)	—
Foreign currency gain (loss)	2	—	(3)	5
Other non-operating items	$2	$—	$(14)	$4

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

Information about our product segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales
Siding	$312	$268	$889	$700
OSB	600	368	1,917	792
EWP	201	103	481	281
South America	76	45	203	119
Other	30	11	73	36
Intersegment sales	(1)	—	(2)	—
Total sales	$1,219	$795	$3,561	1,928
PROFIT BY SEGMENT
Net income	$365	$177	$1,182	$241
Add (deduct):
Net loss attributed to noncontrolling interest	—	—	1	2
Income attributed to LP	365	177	1,183	243
Provision for income taxes	123	60	366	88
Depreciation and amortization	30	28	88	84
Stock-based compensation expense	5	5	10	8
Loss on impairment attributed to LP	—	1	—	15
Other operating credits and charges, net	(2)	(2)	(5)	(4)
Product-line discontinuance charges	—	(1)	—	9
Loss on early debt extinguishment	—	—	11	—
Interest expense	4	5	12	17
Investment income	—	—	(1)	(3)
Other non-operating items	(2)	—	3	(4)
Adjusted EBITDA	$522	$273	$1,667	$453

Siding	$73	$76	$240	$169
OSB	381	189	1,300	270
EWP	42	9	68	21
South America	37	11	91	29
Other	(3)	(5)	(11)	(13)
Corporate	(8)	(7)	(22)	(23)
Adjusted EBITDA	$522	$273	$1,667	$453

NOTE 19. SUBSEQUENT EVENT

On May 4, 2021, our Board of Directors authorized a share repurchase program (2021 Share Repurchase Program) under which we may repurchase up to $1 billion of shares of our common stock. Subsequent to September 30, 2021 through November 2, 2021, we paid $150 million to repurchase 2.3 million shares of LP common stock under the 2021 Share Repurchase Program.

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

In February 2021, we announced our decision to explore strategic alternatives with respect to the Company's remaining EWP segment, including a possible sale in whole or in part. In September 2021, we ceased the production of LSL production in connection with the conversion of the Houlton, Maine facility from LSL and OSB production to Siding production, as previously announced.

The COVID-19 pandemic did not materially impact our results of operations for the three and nine months ended September 30, 2021. In September 2021, the federal government announced a six-point plan for responding to the COVID-19 pandemic. Part of his plan provides that the Occupational Health and Safety Administration (“OSHA”) will develop a rule which will require all employers with 100 or more employees to require their workforce to be fully vaccinated (or, alternatively, to provide a negative COVID test result on a weekly basis). The employer mandate has not yet gone into effect and further details, including any proposed OSHA rules, have not been released. We are monitoring developments related to these plans as information becomes available to assess how these plans, including any national or state vaccine mandates, may impact our workforce. However, the duration of the COVID-19 pandemic, the emergence and severity variants of the virus, the possibility of additional subsequent widespread outbreaks, the success of actions to contain the pandemic and mitigate its impacts, the impact of federal or state vaccine mandates, and the effects on our operations cannot be reasonably estimated.

Demand for our Building Products

Demand for our products correlates positively with new home construction and repair and remodeling activity in North America, which historically have been characterized by significant cyclicality. The U.S. Department of Census reported on October 19, 2021, that actual single housing starts were 4% and 20% higher for the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020. Repair and remodeling activity is difficult to reasonably measure, but many indications, including the increase in LP’s retail sales, suggest that repair and remodeling activity grew in the first nine months of 2021 as compared to the corresponding period in the prior year.

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

Supply and Demand for OSB

OSB is sold as a commodity for which sales prices fluctuate daily based on market factors over which we have little or no control. We have experienced increased demand for commodity OSB in the nine months ended September 30, 20212021; however, we cannot predict whether the prices of our OSB products will remain at current levels or increase or decrease in the future.

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

Non-GAAP Financial Measures and Other Key Performance Indicators

In evaluating our business, we utilize non-GAAP financial measures that fall within the meaning of SEC Regulation G and Regulation S-K Item 10(e), which we believe provide users of the financial information with additional meaningful comparison to prior reported results. Non-GAAP financial measures do not have standardized definitions and are not defined by U.S. GAAP. In this quarterly report on Form 10-Q, we disclose income attributed to LP before interest expense, provision for income taxes, depreciation and amortization, and excludes stock-based compensation expense, loss on impairment attributed to LP, product-line discontinuance charges, other operating credits and charges, net, loss on early debt extinguishment, investment income, and other non-operating items as Adjusted EBITDA (Adjusted EBITDA) which is a non-GAAP financial measure. We have included Adjusted EBITDA in this report because we view it as an important supplemental measure of our performance and believe that it is frequently used by interested persons in the evaluation of companies that have different financing and capital structures and/or tax rates. We also disclose income attributed to LP, excluding loss on impairment attributed to LP, product-line discontinuance charges, interest expense outside of normal operations, other operating credits and charges, net, loss on early debt extinguishment, gain (loss) on acquisition, and adjusted for a normalized tax rate as Adjusted Income (Adjusted Income). We also disclose Adjusted Diluted EPS, calculated as Adjusted Income divided by diluted shares outstanding. We believe that Adjusted Diluted EPS and Adjusted Income are useful measures for evaluating our ability to generate earnings and that providing this measure should allow interested persons to more readily compare the earnings for past and future periods.

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

The following table presents significant items by operating segment and reconciles Net income to Adjusted EBITDA (dollar amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$365	$177	$1,182	$241
Add (deduct):
Net loss attributed to noncontrolling interest	—	—	1	2
Income attributed to LP	365	177	1,183	243
Provision for income taxes	123	60	366	88
Depreciation and amortization	30	28	88	84
Stock-based compensation expense	5	5	10	8
Loss on impairment attributed to LP	—	1	—	15
Other operating credits and charges, net	(2)	(2)	(5)	(4)
Product-line discontinuance charges	—	(1)	—	9
Loss on early debt extinguishment	—	—	11	—
Interest expense	4	5	12	17
Investment income	—	—	(1)	(3)
Other non-operating items	(2)	—	3	(4)
Adjusted EBITDA	$522	$273	$1,667	$453

Siding	$73	$76	$240	$169
OSB	381	189	1,300	270
EWP	42	9	68	21
South America	37	11	91	29
Other	(3)	(5)	(11)	(13)
Corporate	(8)	(7)	(22)	(23)
Adjusted EBITDA	$522	$273	$1,667	$453

The following table provides the reconciliation of Net income to Adjusted Income (dollar amounts in millions, except earnings per share):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$365	$177	$1,182	$241
Add (deduct):
Net loss attributed to noncontrolling interest	—	—	1	2
Income attributed to LP	365	177	1,183	243
Loss on impairment attributed to LP	—	1	—	15
Other operating credits and charges, net	(2)	(2)	(5)	(4)
Product line discontinuance charges	—	(1)	—	9
Loss on early debt extinguishment	—	—	11	—
Reported tax provision	123	60	366	88
Adjusted income before tax	486	235	1,555	351
Normalized tax provision at 25%	(121)	(59)	(389)	(88)
Adjusted Income	$364	$176	$1,166	$263
Diluted shares outstanding	94	113	101	113
Adjusted Diluted EPS	$3.87	$1.56	$11.57	$2.32

In addition, management monitors certain key performance indicators to evaluate our business performance, which include our Overall Equipment Effectiveness (OEE) and our sales volume relative to housing starts, as provided by reports from the U.S. Department of Census. These key performance indicators are further described on page 37 of this quarterly report on Form 10-Q and are incorporated herein by reference.

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

Segment sales, Adjusted EBITDA, and Adjusted EBITDA margin for this segment were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Net sales	$312	$268	16%	$889	$700	27%
Adjusted EBITDA	73	76	(4)%	240	169	42%
Adjusted EBITDA margin	23%	28%		27%	24%

Sales in this segment by product line were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Siding Solutions	$310	$260	19%	$879	$658	34%
Other	3	8	(66)%	9	42	(78)%
Total	$312	$268	16%	$889	$700	27%
Percent changes in average sales prices and unit shipments for the three and nine months ended September 30, 2021, compared to the corresponding periods in 2020, were as follows:

	Three Months Ended September 30, 2021 versus 2020		Nine Months Ended September 30, 2021 versus 2020
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
Siding Solutions	9%	9%	8%	24%
Siding net sales increased by $44 million and $189 million for the three and nine months ended September 30, 2021, respectively, compared to the corresponding periods in 2020. These increases are primarily due to increases in Siding Solutions prices and shipments for the three and nine months ended September 30, 2021, respectively, partially offset by decreases in fiber sales (included in the Other product line).

Adjusted EBITDA decreased by $3 million for the three months ended September 30, 2021, compared to the corresponding period in 2020, primarily due to increases in raw material prices, freight costs, sales and marketing, and maintenance costs, offset by higher Siding Solutions revenue. Adjusted EBITDA increased by $71 million for the nine months ended September 30, 2021, compared to the corresponding period in 2020, primarily due to an increase in Siding Solutions revenue, partially offset by increases in raw material prices, freight costs, sales and marketing, and mill spending.

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

Segment sales, Adjusted EBITDA, and Adjusted EBITDA Margin for this segment were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Net sales	$600	$368	63%	$1,917	$792	142%
Adjusted EBITDA	381	189	102%	1,300	270	382%
Adjusted EBITDA margin	63%	51%		68%	34%
Sales in this segment by product line were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
OSB - Structural Solutions	$307	$162	89%	$912	$360	153%
OSB - commodity	290	198	47%	997	419	138%
Other	4	8	(53)%	9	13	(33)%
Total	$600	$368	63%	$1,917	$792	142%

Percent changes in average sales prices and unit shipments for the three and nine months ended September 30, 2021, compared to the corresponding periods in 2020, were as follows:

	Three Months Ended September 30, 2021 versus 2020		Nine Months Ended September 30, 2021 versus 2020
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
OSB - Structural Solutions	82%	3%	133%	7%
OSB - Commodity	43%	1%	148%	(4)%
OSB net sales increased by $232 million and $1.1 billion for the three and nine months ended September 30, 2021, respectively, compared to the corresponding periods in 2020. OSB prices increased by $225 million and $1.1 billion for the three and nine months ended September 30, 2021, respectively, compared to the corresponding periods in 2020. OSB sales volume increased by two and one percent for the three and nine months ended September 30, 2021, respectively, compared to the corresponding periods in 2020. Structural Solutions volume, as a percentage of total OSB segment volume, was 44% and 45% for the three and nine months ended September 30, 2021, respectively, compared to 44% and 43% in the corresponding periods in 2020.

Adjusted EBITDA increased over the prior year by $192 million and $1 billion for the three and nine months ended September 30, 2021, respectively, primarily due to increased OSB prices, partially offset by increases in raw material prices, freight costs, and mill spending.

EWP

The EWP segment is comprised of LP® SolidStart® I-Joist (I-Joist), Laminated Veneer Lumber (LVL), and Laminated Strand Lumber (LSL) and other related products. This segment also includes the sales of I-Joist and LVL products produced by our joint venture and sales of plywood produced as a by-product of the LVL production process. In February 2021, we announced that we are exploring strategic alternatives to the remaining EWP business, including a possible sale in whole or in part.

Segment sales, Adjusted EBITDA, and Adjusted EBITDA margin for this segment were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Net sales	$201	$103	95%	$481	$281	71%
Adjusted EBITDA	42	9	367%	68	21	223%
Adjusted EBITDA margin	21%	9%		14%	7%

Sales in this segment by product line were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
I-Joist	$109	$37	195%	$232	$106	119%
LVL	51	35	46%	140	101	38%
LSL	20	14	44%	39	35	12%
Other, including plywood and related products	21	17	21%	70	39	82%
Total	$201	$103	95%	$481	$281	71%
Percent changes in average sales prices and unit shipments for the three and nine months ended September 30, 2021, compared to the corresponding periods in 2020, were as follows:

	Three Months Ended September 30, 2021 versus 2020		Nine Months Ended September 30, 2021 versus 2020
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
I-Joist	158%	14%	79%	22%
LVL	60%	(9)%	31%	5%
LSL	60%	(10)%	36%	(18)%

EWP net sales increased by $98 million and $200 million for the three and nine months ended September 30, 2021, respectively, compared to the corresponding periods in 2020. Adjusted EBITDA increased by $33 million and $47 million for the three and nine months ended September 30, 2021, respectively, compared to the corresponding periods in 2020. The increases to net sales and Adjusted EBITDA are primarily due to increased pricing to offset increased input costs.

SOUTH AMERICA

Our South America segment manufactures and distributes OSB structural panel and siding products in South America and certain export markets. This segment has manufacturing operations in two countries, Chile and Brazil, and operates sales offices in Chile, Brazil, Peru, Colombia, and Argentina.

Segment sales, Adjusted EBITDA, and Adjusted EBITDA margin for this segment were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Net sales	$76	$45	69%	$203	$119	70%
Adjusted EBITDA	37	11	236%	91	29	215%
Adjusted EBITDA margin	49%	24%		45%	24%

Sales in this segment by product line were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
OSB - Structural Solutions	$65	$40	63%	$171	$104	64%
Siding	9	4	133%	29	12	140%
Other	2	1	50%	3	3	3%
Total	$76	$45	69%	$203	$119	70%
Percent changes in average sales prices and unit shipments for the three and nine months ended September 30, 2021, compared to the corresponding periods in 2020, were as follows:

	Three Months Ended September 30, 2021 versus 2020		Nine Months Ended September 30, 2021 versus 2020
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
OSB - Structural Solutions	96%	(13)%	77%	(7)%
Siding	35%	54%	37%	263%
South America net sales increased by $31 million and $84 million for the three and nine months ended September 30, 2021, respectively, compared to the corresponding periods in 2020, primarily due to higher OSB and siding pricing.

Adjusted EBITDA increased by $26 million and $62 million for the three and nine months ended September 30, 2021, respectively, compared to the corresponding periods in 2020, primarily due to the increased pricing, partially offset by higher imported raw material costs.

OTHER PRODUCTS

Our Other products segment includes off-site framing operation Entekra Holdings, LLC, ("Entekra") remaining timber and timberlands, and other minor products, services, and closed operations, which do not qualify as discontinued operations. Other net sales were $30 million and $73 million for the three and nine months ended September 30, 2021, respectively, as compared to $11 million and $36 million for the corresponding periods in 2020. These increases are primarily due to increases in Entekra sales volumes.

Adjusted EBITDA was $(3) million and $(11) million for the three and nine months ended September 30, 2021, respectively, as compared to $(5) million and $(13) million for the corresponding periods in 2020, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $63 million and $168 million for the three and nine months ended September 30, 2021, respectively, compared to $52 million and $157 million for the corresponding periods in 2020. The increase in 2021 is primarily due to increased travel, sales and marketing, and corporate overhead primarily driven by restrictions on such activities in 2020 in response to the onset of the COVID-19 pandemic.

INCOME TAXES

We recognized an estimated tax provision of $123 million and $366 million for the three and nine months ended September 30, 2021, respectively, compared to $60 million and $88 million for the corresponding periods of 2020. Each quarter the income tax accrual is adjusted to the latest estimate, and the difference from the previously accrued year-to-date balance is recorded in the current quarter. For 2021, the primary differences between the U.S. statutory rate of 21% and the effective rate relate to state income tax. For 2020, the primary differences between the U.S.

statutory rate of 21% and the effective rate related to state income tax, foreign tax rates, the sale of our ARS and the redemption of our company-owned life insurance cash surrender value.

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

OPERATING ACTIVITIES

During the three months ended September 30, 2021, and 2020, cash provided by operations was $511 million and $218 million, respectively. During the nine months ended September 30, 2021, and 2020, cash provided by operations was $1.3 billion and $338 million, respectively. The improvement in cash provided by operations for the period ended September 30, 2021, was primarily related to increases in OSB commodity pricing and revenue growth in Siding Solutions.

INVESTING ACTIVITIES

During the three months ended September 30, 2021, and 2020, cash used in investing activities was $68 million and $13 million, respectively. During the nine months ended September 30, 2021, and 2020, cash used in investing activities was $131 million and $25 million, respectively.

Capital expenditures for the three months ended September 30, 2021, and 2020, were $68 million and $14 million, respectively. Capital expenditures for the nine months ended September 30, 2021, and 2020, were $133 million and $53 million, respectively, primarily related to siding conversion expenditures and growth and maintenance capital. We expect to fund our capital expenditures through cash on hand and cash generated from operations.

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

FINANCING ACTIVITIES

During the three and nine months ended September 30, 2021, cash used in financing activities was $416 million and $1.1 billion, respectively. During the nine months ended September 30, 2021, we used $300 million to repurchase shares of LP common stock under the 2020 Share Repurchase Program. The 2020 Share Repurchase Program was exhausted in May 2021. During the three and nine months ended September 30, 2021, we used $399 million and $687 million, respectively, to repurchase shares of LP common stock under the 2021 Share Repurchase Program. We paid cash dividends of $17 million and $50 million in the three and nine months ended September 30, 2021, respectively.

Additionally, in March 2021, we issued $350 million aggregate principal amount of the 2029 Senior Notes. In February 2021, LP delivered to holders of the 2024 Senior Notes a conditional notice of redemption to redeem on March 27, 2021 all of the 2024 Senior Notes outstanding at a redemption price of 102.438% of the principal amount thereof plus accrued and unpaid interest to, but not including, the redemption date. The redemption notice became irrevocable on March 11, 2021, and the 2024 Senior Notes were fully redeemed on March 27, 2021. In connection with financing activities, we paid $2 million in debt issuance costs related to the Third Amendment and $13 million in redemption premiums and debt issuance costs related to the 2024 Senior Notes during the nine months ended September 30, 2021. The remaining financing activities relate to the repurchase of stock from employees in connection with income tax withholding requirements associated with our employee stock-based compensation plans.

During the three and nine months ended September 30, 2020, cash used in financing activities was $45 million and $84 million, respectively. During the three months ended September 30, 2020, we used $29 million to repurchase shares of LP common stock under the 2020 Share Repurchase Program. During the three and nine months ended September 30, 2020, we paid cash dividends of $16 million and $49 million, respectively. In March 2020, we borrowed $350 million under our Amended Credit Facility as a precautionary measure due to the COVID-19 pandemic, and we repaid the outstanding balance in the second quarter of 2020. We also paid $1 million of financing costs associated with our Amended Credit Facility during the nine months ended September 30, 2020. Additionally, during the nine months ended September 30, 2020, we used $5 million to repurchase stock from employees in connection with income tax withholding requirements associated with our employee stock-based compensation plans.

CREDIT FACILITY AND LETTER OF CREDIT FACILITY

The Amended Credit Facility provides for a revolving credit facility in the principal amount of up to $550 million, with a $60 million sub-limit for letters of credit. The Amended Credit Facility, and all loans thereunder, become due on June 8, 2027. As of September 30, 2021, we had no amounts outstanding under the Amended Credit Facility.

The Amended Credit Facility contains various restrictive covenants and customary events of default, the occurrence of which could result in the acceleration of our obligation to repay the indebtedness outstanding thereunder. The Amended Credit Facility also contains financial covenants that require us and our consolidated subsidiaries to have, as of the end of each quarter, a capitalization ratio (i.e., funded debt less unrestricted cash to total capitalization) of no more than 57.5%. As of September 30, 2021, we were in compliance with all financial covenants under the Amended Credit Facility.

In March 2020, LP entered into the Letter of Credit Facility, which provides for the funding of letters of credit up to an aggregate outstanding amount of $20 million, which may be secured by certain cash collateral of LP. The Letter of Credit Facility includes an unused commitment fee, due quarterly, ranging from 0.50% to 1.875% of the daily available amount to be drawn on each letter of credit issued under the Letter of Credit Facility. The Letter of Credit Facility is subject to similar affirmative, negative, and financial covenants as those set forth in the Amended Credit Facility, including the capitalization ratio covenant. As of September 30, 2021, we were in compliance with all covenants under the Letter of Credit Facility.

OTHER LIQUIDITY MATTERS

Off-Balance Sheet Arrangements

As of September 30, 2021, we had standby letters of credit of $12 million outstanding related to collateral for environmental impact on owned properties, deposit for forestry license, and insurance collateral, including workers' compensation.

Potential Impairments

We review our mill and investment assets for potential impairments at least annually and believe we have adequate support for the carrying value of our assets as of September 30, 2021.

If demand and pricing for our products are significantly below cycle average demand and pricing, or should we decide to invest capital in alternative projects, or should changes occur related to our wood supply for these locations, or should demand and pricing of our products fall as a result of the long-term effects of the COVID-19 pandemic, it is possible that future impairment charges will be required. As of September 30, 2021, there were no indications of impairment. We recognized a non-cash impairment charge of $5 million during the nine months ended September 30, 2020 related to goodwill assigned to the Entekra reporting unit in part due to the impacts at that time the COVID-19 pandemic on this reporting unit.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our international operations have exposure to foreign currency rate risks, primarily due to fluctuations in the Canadian dollar, Brazilian real, and the Chilean peso. Although we have in the past entered into foreign exchange contracts associated with certain of our indebtedness and may continue to enter into foreign exchange contracts associated with major equipment purchases to manage a portion of the foreign currency rate risk, we historically have not entered into material currency rate hedges with respect to our exposure from operations, although we may do so in the future.

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

We are exposed to market risk associated with changes in interest rates on our variable rate long-term debt. As of September 30, 2021, we had no outstanding amounts borrowed under our Amended Credit Facility. We do not currently have any derivative or hedging arrangements, or other known exposures, to changes in interest rates.

We historically have not entered into material commodity futures and swaps, although we may do so in the future.

ITEM 4.CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures

As of September 30, 2021, our Chief Executive Officer and Chief Financial Officer carried out, with the participation of the Company's management, a review and evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2021, LP’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter, ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LOUISIANA-PACIFIC CORPORATION AND SUBSIDIARIES
KEY PERFORMANCE INDICATORS

The following tables set forth: (1) housing starts, (2) our North American sales volume, and (3) OEE. We consider the following items to be key performance indicators because LP’s management uses these metrics to evaluate our business and trends, measure our performance, and make strategic decisions and believes that the key performance indicators presented provide additional perspective and insights when analyzing the core operating performance of LP. These key performance indicators should not be considered superior to, as a substitute for or as an alternative to, and should be considered in conjunction with, the U.S. GAAP financial measures presented herein. These measures may not be comparable to similarly-titled performance indicators used by other companies.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Housing starts[1]:
Single-Family	294	284	859	716
Multi-Family	126	104	355	300
	420	388	1,214	1,016

[1] Actual U.S. Housing starts data reported by U.S. Census Bureau as published through October 19, 2021.

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

The following table sets forth North American sales volumes for the three and nine months ended September 30, 2021, and 2020:

	Three Months Ended September 30, 2021				Three Months Ended September 30, 2020
Sales Volume	Siding	OSB	EWP	Total	Siding	OSB	EWP	Total
Siding Solutions (MMSF)	432	—	—	432	395	—	—	395
OSB - commodity (MMSF)	—	533	—	533	—	531	—	531
OSB - Structural Solutions (MMSF)	—	419	—	419	—	406	—	406
I-Joist (MMLF)	—	—	32	32	—	—	28	28
LVL (MCF)	—	—	1,628	1,628	—	—	1,791	1,791
LSL (MCF)	—	—	767	767	—	—	850	850

	Nine Months Ended September 30, 2021				Nine Months Ended September 30, 2020
Sales Volume	Siding	OSB	EWP	Total	Siding	OSB	EWP	Total
Siding Solutions (MMSF)	1,241	—	—	1,241	1,005	—	—	1,005
OSB - commodity (MMSF)	—	1,470	—	1,470	—	1,533	—	1,533
OSB - Structural Solutions (MMSF)	—	1,222	—	1,222	—	1,142	—	1,142
I-Joist (MMLF)	—	—	96	96	—	—	78	78
LVL (MCF)	—	—	5,348	5,348	—	—	5,084	5,084
LSL (MCF)	—	—	1,744	1,744	—	—	2,122	2,122
We measure OEE of each of our mills to track improvements in the utilization and productivity of our manufacturing assets. OEE is a composite metric that considers asset uptime (adjusted for capital project downtime and similar events), production rates, and finished product quality. It should be noted that other companies may present OEE differently and, therefore, as presented by us, OEE may not be comparable to similarly-titled measures reported by other companies. We believe that when used in conjunction with other metrics, OEE can be a useful measure for evaluating our ability to generate profits, and that providing this measure should allow interested persons to more readily monitor operational improvements. OEE for the three and nine months ended September 30, 2021, and 2020 for each of our segments is listed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Siding	91%	88%	89%	88%
OSB	82%	87%	83%	88%
EWP	84%	90%	87%	89%
South America	80%	75%	77%	72%

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

The description of certain legal and environmental matters involving LP set forth in Item 1 of this quarterly report on Form 10-Q under Note 12 to the Notes to the Condensed Consolidated Financial Statements contained herein is incorporated herein by reference.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In February 2020, LP’s Board of Directors authorized the 2020 Share Repurchase Program under which LP was authorized to repurchase up to $200 million of shares of LP’s common stock. In November 2020, LP’s Board of Directors authorized the expansion of the 2020 Share Repurchase Program under which LP was authorized to repurchase up to an additional $300 million of shares of LP’s common stock. The 2020 Share Repurchase Program was exhausted in May 2021. On May 4, 2021, our Board of Directors authorized the 2021 Share Repurchase Program under which LP may repurchase up to $1 billion of shares of LP's common stock. LP may initiate, discontinue or resume purchases of its common stock under the 2021 Share Repurchase Program and make additional repurchases of common stock in the open market, in block and privately-negotiated transactions, including under Rule 10b5-1 plans, at times and in such amounts as management deems appropriate without prior notice, subject to market and business conditions, regulatory requirements and other factors.

The following shares of our common stock were repurchased under these authorizations during the quarter ended September 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Purchase Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In millions)
July 1, 2021 - July 31, 2021	2,333,746	$56.23	2,333,746	$581
August 1, 2021 - August 31, 2021	2,317,818	$57.90	2,317,818	$447
September 1, 2021 - September 30, 2021	2,147,642	$62.24	2,147,642	$313
Total for Third Quarter 2021			6,799,206	$313
1 On May 4, 2021, our Board of Directors authorized the 2021 Share Repurchase Program under which we may repurchase up to $1 billion of shares of our common stock. As of September 30, 2021, LP has used $687 million to repurchase common stock under the 2021 Share Repurchase Program.

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

None.

Item 6. Exhibits.

10.1
Fourth Amendment to Amended and Restated Credit Agreement, dated August 6, 2021, among the Company, as borrower, American AgCredit PCA, as administrative agent, CoBank, ACB, as letter of credit issuer and lenders and voting participants party thereto, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on August 6, 2021.

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

LOUISIANA-PACIFIC CORPORATION

Date:	November 3, 2021	BY:	/S/ W. BRADLEY SOUTHERN
W. Bradley Southern
Chief Executive Officer

Date:	November 3, 2021	BY:	/S/ ALAN J.M. HAUGHIE
Alan J.M. Haughie
Executive Vice President and
Chief Financial Officer