Form 10-Q
period 2022-03-31
LOUISIANA-PACIFIC CORP
filed 2022-05-03
CIK 60519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 82,118,548 shares of common stock, $1 par value, outstanding as of April 27, 2022.

Except as otherwise specified and unless the context otherwise requires, references to "LP," the “Company,” “we,” “us,” and “our” refer to Louisiana-Pacific Corporation and its subsidiaries.

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

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following, which may be amplified by the invasion of Ukraine by Russia, the sanctions (including their duration), and other measures being imposed in response to this conflict, as well as any escalation or expansion of economic disruption or the conflict’s current scope:

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

The forward-looking statements that we make or that are made by others on our behalf are based on our knowledge of our business and our operating environment and assumptions that we believe to be or will believe to be reasonable when such forward-looking statements were or are made. As a consequence of the factors described above, the other risks, uncertainties, and factors we disclose below and in the reports and other documents filed by us with the SEC, other risks not known to us at this time, changes in facts, assumptions not being realized or other circumstances, our actual results may differ materially from those discussed in or implied or contemplated by our forward-looking statements. Consequently, this cautionary statement qualifies all forward-looking statements we make or that are made on our behalf, including those made herein and incorporated by reference herein. We cannot assure that the results or developments expected or anticipated by us will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for us or affect us, our business, our operations or our operating results in the manner or to the extent we expect. We caution readers not to place undue reliance on such forward-looking statements, which speak only as of their dates. We undertake no obligation to revise or update any of the forward-looking statements to reflect subsequent events or circumstances except to the extent required by applicable law.

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

PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Condensed Consolidated Statements of Income
Dollar amounts in millions, except per share amounts
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net sales	$1,337	$1,017
Cost of sales	(676)	(538)
Gross profit	661	479
Selling, general, and administrative expenses	(65)	(48)
Other operating credits and charges, net	38	—
Income from operations	633	431
Interest expense	(3)	(5)
Investment income	1	—
Other non-operating items	(10)	(10)
Income before income taxes	621	416
Provision for income taxes	(139)	(96)
Equity in unconsolidated affiliate	1	—
Net income	$483	$320
Net loss attributed to noncontrolling interest	1	1
Net income attributed to LP	$484	$320

Net income per share of common stock:
Net income per share - basic	$5.64	$3.02

Net income per share - diluted	$5.60	$3.00

Average shares of common stock used to compute net income per share:
Basic	86	106
Diluted	86	107

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income
Dollar amounts in millions
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net income	$483	$320
Other comprehensive income, net of tax
Foreign currency translation adjustments	23	(7)
Changes in defined benefit pension plans	1	—
Other comprehensive income (loss), net of tax	24	(6)
Comprehensive income	508	313
Comprehensive loss associated with noncontrolling interest	1	1
Comprehensive income attributed to LP	$508	$314

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets
Dollar amounts in millions
(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$624	$358
Receivables, net of allowance for doubtful accounts of $2 million as of March 31, 2022, and December 31, 2021	320	191
Inventories	382	323
Prepaid expenses and other current assets	15	18
Total current assets	1,341	890

Timber and timberlands	54	84
Property, plant, and equipment, net	1,132	1,069
Operating lease assets	51	52
Goodwill and other intangible assets	38	39
Investments in and advances to affiliates	7	21
Restricted cash	14	13
Other assets	25	25
Deferred tax asset	8	2
Total assets	$2,670	$2,194
LIABILITIES AND EQUITY
Accounts payable and accrued liabilities	$330	$338
Income tax payable	129	13
Total current liabilities	459	351

Long-term debt	346	346
Deferred income taxes	103	86
Non-current operating lease liabilities	44	44
Contingency reserves, excluding current portion	23	24
Other long-term liabilities	80	105
Total liabilities	1,054	955

Redeemable noncontrolling interest	3	4

Stockholders’ equity:
Common stock, $1 par value, 200,000,000 shares authorized; 100,884,145 and 84,496,113 shares issued and outstanding, respectively, at March 31, 2022; and 102,415,883 and 85,636,154 shares issued and outstanding, respectively, at December 31, 2021	101	102
Additional paid-in capital	451	458
Retained earnings	1,601	1,239
Treasury stock, 16,388,032 shares and 16,779,729 shares, at cost as of March 31, 2022, and December 31, 2021, respectively	(391)	(390)
Accumulated comprehensive loss	(149)	(174)
Total stockholders’ equity	1,613	1,235
Total liabilities and stockholders’ equity	$2,670	$2,194

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows
Dollar amounts in millions
(Unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$483	$320
Adjustments to net income:
Depreciation and amortization	32	29
Gain on sale of joint ventures	(39)	—
Deferred taxes	11	4
Loss on early debt extinguishment	—	11
Other adjustments, net	5	3
Changes in assets and liabilities (net of acquisitions and divestitures):
Receivables	(127)	(74)
Prepaid expenses and other current assets	3	3
Inventories	(55)	(50)
Accounts payable and accrued liabilities	(2)	(3)
Income taxes payable, net of receivables	116	71
Net cash provided by operating activities	425	314
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant, and equipment additions	(92)	(34)
Proceeds from business divestiture	59	—
Other investing activities	1	2
Net cash used in investing activities	(33)	(32)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing of long-term debt	—	350
Repayment of long-term debt, including redemption premium	—	(359)
Payment of cash dividends	(19)	(17)
Purchase of stock	(104)	(122)
Other financing activities	(15)	(10)
Net cash used in financing activities	(137)	(158)
EFFECT OF EXCHANGE RATE ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	11	(2)
Net increase in cash, cash equivalents and restricted cash	266	122
Cash, cash equivalents, and restricted cash at beginning of period	371	535
Cash, cash equivalents, and restricted cash at end of period	$637	$658

Supplemental cash flow information:
Cash paid for income taxes, net of cash received	$12	$21
Cash paid for interest, net of cash received	$4	$9
Unpaid capital expenditures	$41	$14

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Stockholders' Equity
Dollar and share amounts in millions, except per share amounts
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	102	$102	17	$(390)	$458	$1,239	$(174)	$1,235
Net income attributed to LP	—	—	—	—	—	484	—	484
Dividends paid ($0.22 per share)	—	—	—	—	—	(19)	—	(19)
Issuance of shares under stock plans	—	—	(1)	14	(14)	—	—	—
Taxes paid related to net settlement of stock-based awards	—	—	—	(15)	—	—	—	(15)
Purchase of stock	(2)	(2)	—	—	—	(102)	—	(104)
Compensation expense associated with stock-based compensation	—	—	—	—	7	—	—	7
Other comprehensive loss	—	—	—	—	—	—	24	24
Balance, March 31, 2022	101	$101	16	$(391)	$451	$1,601	$(149)	$1,613

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2020	124	$124	17	$(397)	$452	$1,206	$(151)	$1,234
Net income attributed to LP	—	—	—	—	—	320	—	320
Dividends paid ($0.16 per share)	—	—	—	—	—	(17)	—	(17)
Issuance of shares under stock plans	—	—	—	11	(11)	—	—	—
Taxes paid related to net settlement of stock-based awards	—	—	—	(6)	—	—	—	(6)
Purchase of stock	(2)	(2)	—	—	—	(120)	—	(122)
Compensation expense associated with stock-based compensation	—	—	—	—	1	—	—	1
Other comprehensive loss	—	—	—	—	—	—	(6)	(6)
Balance, March 31, 2021	121	$121	17	$(393)	$443	$1,390	$(157)	$1,404

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF OPERATIONS AND BASIS FOR PRESENTATION

Nature of Operations

Louisiana-Pacific Corporation and our subsidiaries are a leading provider of high-performance building solutions that meet the demands of builders, remodelers, and homeowners worldwide. Serving the new home construction, repair and remodeling, and outdoor structures markets, we have leveraged our expertise to become an industry leader known for innovation, quality, and reliability. The Company operates 25 plants across the U.S., Canada, Chile, and Brazil, through foreign subsidiaries, and operates facilities through joint ventures. The principal customers for our building solutions are retailers, wholesalers, and homebuilding and industrial businesses, in North America and South America, with limited sales to Asia, Australia, and Europe. References to "LP," the "Company," "we," "our," and "us" refer to Louisiana-Pacific Corporation and its consolidated subsidiaries as a whole.

Basis for Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) for interim financial information. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal and recurring nature. These Condensed Consolidated Financial Statements and related Notes should be read in conjunction with our annual report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 22, 2022 (2021 Annual Report on Form 10-K). Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

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

As noted in the segment reporting information in Note 18 below, our reportable segments are Siding, Oriented Strand Board (OSB), Engineered Wood Products (EWP), and South America (dollar amounts in millions).

Three Months Ended March 31, 2022
By product type and family:	Siding	OSB	EWP	South America	Other	Inter-segment	Total
Value-add
Siding Solutions	$330	$—	$—	$6	$—	$—	$336
OSB - Structural Solutions	—	406	—	58	—	(1)	464
I-Joist	—	—	79	—	—	—	79
LVL	—	—	65	—	—	—	65
	330	406	144	64	—	(1)	945
Commodity
OSB - commodity	—	334	—	—	—	—	334
Plywood	—	—	11	—	—	—	11
	—	334	11	—	—	—	345
Other
Other products	2	4	14	2	26	—	48
	$332	$744	$170	$67	$26	$(1)	$1,337

Three Months Ended March 31, 2021
By product type and family:	Siding	OSB	EWP	South America	Other	Inter-segment	Total
Value-add
Siding Solutions	$282	$—	$—	$9	$—	$—	$291
OSB - Structural Solutions	—	254	—	41	—	—	295
I-Joist	—	—	48	—	—	—	48
LVL	—	—	43	—	—	—	43
LSL	—	—	8	—	—	—	8
	282	254	100	50	—	—	686
Commodity
OSB - commodity	—	282	—	—	—	—	281
Plywood	—	—	13	—	—	—	13
	—	282	13	—	—	—	294
Other
Other products	3	3	11	3	18	—	37
	$285	$539	$123	$53	$18	$—	$1,017
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

The following table sets forth the computation of basic and diluted earnings per share (dollar amounts in millions, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Net income attributed to LP	$484	$320

Weighted average common shares outstanding - basic	86	106
Dilutive effect of employee stock plans	1	1
Shares used for diluted earnings per share	86	107
Earnings per share:
Basic earnings	$5.64	$3.02
Diluted earnings	$5.60	$3.00

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

The fair value of the 3.625% Senior Notes due in 2029 (2029 Senior Notes) was estimated to be $324 million and $358 million as of March 31, 2022, and December 31, 2021, respectively, based upon market quotations. The 2029 Senior Notes and other long-term debt are categorized as Level 1 in the U.S. GAAP fair value hierarchy. Fair values are based on trading activity among the Company’s lenders and the average bid and ask price as determined using published rates.

There were no outstanding amounts borrowed under our Amended Credit Facility (defined below) as of March 31, 2022.

Carrying amounts reported on the balance sheet for cash and cash equivalents, accounts receivables, and accounts payable approximate fair value due to the short-term maturity of these items.

NOTE 5. RECEIVABLES

Receivables consisted of the following (dollar amounts in millions):

	March 31, 2022	December 31, 2021
Trade receivables	$305	$172
Income tax receivable	—	1
Other receivables	17	20
Allowance for doubtful accounts	(2)	(2)
Total	$320	$191

Trade receivables are primarily generated by sales of our products to our wholesale and retail customers. Other receivables as of March 31, 2022 and December 31, 2021, primarily consist of sales tax receivables, vendor rebates, and other miscellaneous receivables.

NOTE 6. INVENTORIES

Inventories are valued at the lower of cost or net realizable value. Inventory cost includes materials, labor, and operating overhead. The major types of inventories (work in process is not material and is included in Semi-finished inventory) are as follows (dollar amounts in millions):

	March 31, 2022	December 31, 2021
Logs	$86	$59
Other raw materials	69	59
Semi-finished inventory	38	38
Finished products	189	168
Total	$382	$323

NOTE 7. DIVESTITURES

During the three months ended March 31, 2022, we sold our 50% equity interest in two joint ventures that produce I-joists to Resolute Forest Products Inc. (Resolute) for $59 million. The total net carrying value of our equity method investment at the date of sale was $19 million, and we recognized a gain associated with the sale of $39 million in the three-month period ended March 31, 2022, within Other operating credits and charges, net, in the Condensed Consolidated Statements of Income. The Condensed Consolidated Statements of Income for the three months ended March 31, 2022 and 2021, include income from these joint ventures of $5 million and $2 million, respectively.

In connection with the closing of the sale of our equity interest in the joint ventures, LP entered into separate agreements with Resolute to continue serving as the exclusive distributor of the engineered wood products manufactured at the two operations.

NOTE 8. GOODWILL AND OTHER INTANGIBLES

Goodwill and indefinite-lived intangible assets are not amortized and are subject to assessment for impairment by applying a fair value-based test on an annual basis or more frequently, if circumstances indicate a potential impairment. The Company’s annual assessment date is October 1.

Changes in goodwill and other intangible assets for the three months ended March 31, 2022, are provided in the following table (dollar amounts in millions):

	Timber licenses[1]	Goodwill	Developed Technology	Trademarks
Beginning balance December 31, 2021	$31	$19	$17	$2
Amortization	(1)	—	(1)	—
Ending balance March 31, 2022	$31	$19	$16	$2
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

The components of redeemable noncontrolling interest as of March 31, 2022, are as follows (dollar amounts in millions):

Beginning balance December 31, 2021	$4
Net loss attributed to noncontrolling interest	(1)
Ending balance March 31, 2022	$3

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

The tax provision for income taxes for the three months ended March 31, 2022 and 2021, reflected an estimated annual tax rate of 24% and 25%, respectively, excluding discrete items discussed below. The total effective tax rate for the three months ended March 31, 2022 was 22%, compared to 23% for the comparable period in 2021.

We recognized a net discrete tax benefit of $9 million and $5 million during the three months ended March 31, 2022 and 2021, respectively, with the most significant benefit related to excess tax benefits from stock-based compensation for both periods.

NOTE 11. STOCK-BASED COMPENSATION

We have stock award plans for key employees and directors, pursuant to which awards of stock options, SSARs, restricted stock, restricted stock units, and performance stock units are granted. In addition, we offer an employee stock purchase plan to employees.

During the three months ended March 31, 2022, we granted awards of 135,381 restricted stock units and 88,239 performance stock units, at an average grant date fair value of $70.55 per share.

We recognized $7 million and $1 million in stock-based compensation expense during the three months ended March 31, 2022 and 2021, respectively. At March 31, 2022, there was $36 million of unrecognized stock-based compensation expense related to unvested performance stock units, restricted stock units, and SSARs attributable to future service.

NOTE 12. COMMITMENTS AND CONTINGENCIES

We maintain reserves for various contingent liabilities as follows (dollar amounts in millions):

	March 31, 2022	December 31, 2021
Environmental reserves	$24	$25
Other reserves	—	—
Total contingencies	24	25
Current portion (included in Accounts payable and accrued liabilities)	(1)	(1)
Long-term portion	$23	$24

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

Other Proceedings

From time to time, we and our subsidiaries are parties to certain legal proceedings. Based on the information currently available, management believes the resolution of such proceedings will not have a material effect on our financial position, results of operations, cash flows, or liquidity.

NOTE 13. IMPAIRMENT OF LONG-LIVED ASSETS

We review the carrying values of our long-lived assets for potential impairments and believe we have adequate support for the carrying value of our long-lived assets. If demand and pricing for our products fall to levels significantly below cycle average demand and pricing, should we decide to invest capital in alternative projects, or should changes occur related to our wood supply for our mills, it is possible that future impairment charges will be required. As of March 31, 2022, there were no indications of impairment.
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

NOTE 14. PRODUCT WARRANTIES

We offer warranties on the sale of most of our products and record an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The activity in warranty reserves for the three months ended March 31, 2022 and 2021, is summarized in the following table (dollar amounts in millions):

	Three Months Ended March 31,
	2022	2021
Beginning balance	$7	$8
Accrued to expense	1	—
Payments made	—	—
Total warranty reserves	8	8
Current portion of warranty reserves (included in Accounts payable and accrued liabilities)	(2)	(2)
Long-term portion of warranty reserves (included in Other long-term liabilities)	$6	$6

We continue to monitor warranty and other claims associated with our products and believe as of March 31, 2022, that the warranty reserve balances associated with these matters are adequate to cover future warranty payments. However, it is possible that additional changes may be required in the future.

NOTE 15. DEFINED BENEFIT PENSION PLANS

The following table summarizes our net periodic pension cost for our defined benefit pension and postretirement plans during the three months ended March 31, 2022 and 2021 (dollar amounts in millions):

	Three Months Ended March 31,
	2022	2021
Service cost	$1	$—
Other components of net periodic pension cost[1]:
Interest cost	2	2
Expected return on plan assets	(2)	(3)
Amortization of prior service cost	—	—
Amortization of net loss	1	1
Net periodic pension cost	$2	$1
1Other components of net periodic pension cost are included in Other non-operating items on our Condensed Consolidated Statements of Income.

In November 2021, the Company initiated the termination of our frozen U.S. and Canadian defined benefit pension plans (the Plan), which would result in the full settlement of the Company's Plan obligations. The distribution of Plan assets pursuant to the termination will not be made until the Plan termination satisfies all regulatory requirements, which is expected to occur by the end of 2022. Plan participants will receive their full accrued benefits from Plan assets by electing either lump-sum distributions or annuity contracts with a qualifying third-party annuity provider. The Plan termination is expected to result in pension settlement expense in 2022, which will be determined based on prevailing market conditions, the actual lump-sum distributions, and annuity purchase rates at the date of distribution. As a result, we are currently unable to reasonably estimate the timing or final amount of such settlement charges. Upon settlement, we expect to recognize pre-tax pension settlement charges that will include (1) a non-cash charge for the recognition of all pre-tax actuarial losses accumulated in Accumulated other comprehensive loss ($99 million as of March 31, 2022) and (2) any cash contributions to settle the Plan’s obligations ($8 million net projected benefit obligation as of March 31, 2022). The actual amount of the settlement charges and any potential cash contribution will depend on various factors, including interest rates, Plan asset returns, and the lump-sum election rate.

NOTE 16. ACCUMULATED COMPREHENSIVE LOSS

Accumulated comprehensive loss is provided in the following table for the three months ended March 31, 2022 and 2021 (dollar amounts in millions):

	Pension	Translation Adjustments	Other	Total
Balance at December 31, 2021	$(76)	$(96)	$(1)	$(174)
Reclassified to income statement, net of taxes[1]	1	—	—	1
Translation adjustments	—	23	—	23
Balance at March 31, 2022	$(75)	$(73)	$(1)	$(149)

	Pension	Translation Adjustments	Other	Total
Balance at December 31, 2020	$(81)	$(68)	$(2)	$(151)
Reclassified to income statement, net of taxes[1]	—	—	—	—
Translation adjustments	—	(7)	—	(7)
Balance at March 31, 2021	$(81)	$(75)	$(2)	$(157)
1 Amounts of actuarial loss and prior service cost are components of net periodic benefit cost.

NOTE 17. OTHER OPERATING AND NON-OPERATING ITEMS

Other operating credits and charges, net

During the three months ended March 31, 2022, we recognized a gain of $39 million on the sale of our 50% interest in two joint ventures. See Note 7 above. In addition, we incurred severance and other charges of $1 million related to certain reorganizations.

During the three months ended March 31, 2021, we recorded a gain of $1 million related to the sale of assets previously classified as held for sale, offset by other expenses, including severance associated with certain reorganizations within the corporate office.

Other non-operating items

During the three months ended March 31, 2022, we recorded realized foreign currency losses of $9 million primarily related to the strengthening of the Chilean peso and Brazilian real.

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

Information about our product segments is as follows (dollar amounts in millions):

	Three Months Ended March 31,
	2022	2021
Net sales
Siding	$332	$285
OSB	744	539
EWP	170	123
South America	67	53
Other	26	18
Intersegment sales	(1)	—
Total sales	$1,337	$1,017
PROFIT BY SEGMENT
Net income	$483	$320
Add (deduct):
Net loss attributed to noncontrolling interest	1	1
Income attributed to LP	484	320
Provision for income taxes	139	96
Depreciation and amortization	32	29
Stock-based compensation expense	7	1
Other operating credits and charges, net	(38)	—
Loss on early debt extinguishment	—	11
Interest expense	3	5
Investment income	(1)	—
Other non-operating items	10	(1)
Adjusted EBITDA	$636	$461

Siding	$83	$90
OSB	505	354
EWP	38	7
South America	25	21
Other	(6)	(5)
Corporate	(9)	(6)
Adjusted EBITDA	$636	$461

NOTE 19. SUBSEQUENT EVENT

On November 2, 2021, LP's Board of Directors authorized the Second 2021 Share Repurchase Program under which we may repurchase up to $500 million of shares of our common stock. Subsequent to March 31, 2022, through May 3, 2022, we used $182 million to repurchase 2.9 million shares of LP common stock under the Second 2021 Share Repurchase Program.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Condensed Consolidated Financial Statements and related Notes and other financial information appearing elsewhere in this quarterly report on Form 10-Q. The following discussion includes statements that are forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. See "Cautionary Statement Regarding Forward-Looking Statements."

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

During 2021, we ceased Laminated Strand Lumber (LSL) production at our Houlton, Maine facility to begin the conversion of that facility to Siding Solutions (defined below) production. We continue to explore strategic alternatives with respect to the remaining EWP segment, including a possible sale in whole or in part, as previously announced.

During the three months ended March 31, 2022, we sold our 50% equity interest in two joint ventures that produce I-joists to Resolute Forest Products Inc. (Resolute) for $59 million. The joint ventures were comprised of Resolute-LP Engineered Wood Larouche Inc. in Larouche, Quebec, and Resolute-LP Engineered Wood St-Prime Limited Partnership in Saint-Prime, Quebec. The total net carrying value of our equity method investment at the date of sale was $19 million. We recognized a gain on the sale of $39 million in the three-month period ended March 31, 2022, within Other operating credits and charges, net, in the Condensed Consolidated Statements of Income. The Condensed Consolidated Statements of Income for the three months ended March 31, 2022 and 2021 include income from these joint ventures of $5 million and $2 million, respectively. In connection with the closing of the sale of our equity interest in the joint ventures, LP entered into separate agreements with Resolute to continue serving as the exclusive distributor of the engineered wood products manufactured at the two operations.

Demand for our Building Products

Demand for our products correlates positively with new home construction and repair and remodeling activity in North America, which historically has been characterized by significant cyclicality. The U.S. Department of Census reported on April 19, 2022, that actual single housing starts were 3% higher for the three months ended March 31, 2022, as compared to the same period in 2021. Repair and remodeling activity is difficult to reasonably measure, but many indications, including the increase in LP’s retail sales, suggest that repair and remodeling activity is continuing to grow.

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

Supply and Demand for OSB

OSB is a commodity product, and it is subject to competition from manufacturers worldwide. Product supply is influenced primarily by fluctuations in available manufacturing capacity and imports. The ratio of overall OSB demand to capacity generally drives price. We experienced increased demand for commodity OSB during the three months ended March 31, 2022; however, we cannot predict whether the prices of our OSB products will remain at current levels or increase or decrease in the future.

For additional factors affecting our results, refer to the “Overview” within our “Management's Discussion and Analysis of Financial Condition and Results of Operations” section and our “Risk Factors” section contained in our 2021 Annual Report on Form 10-K, and to the “Cautionary Statement Regarding Forward-Looking Statements” section in this quarterly report on Form 10-Q.

Critical Accounting Policies and Significant Estimates

Note 1 of the Notes to the Condensed Consolidated Financial Statements included in our 2021 Annual Report on Form 10-K is a discussion of our significant accounting policies and significant accounting estimates and judgments. Throughout the preparation of the financial statements, we employ significant judgments in the application of accounting principles and methods. These judgments are primarily related to the assumptions used to arrive at various estimates.

While there have been no changes in the application of principles, methods, and assumptions used to determine our significant estimates since December 31, 2021, we may be required to revise certain accounting estimates and judgments related to the economic and business impact of the COVID-19 pandemic or the invasion of Ukraine by Russia, such as, but not limited to, those related to the valuation of goodwill, intangibles, long-lived assets, accounts receivable, and inventory, which could have a material adverse effect on our financial position and results of operations.

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

The following table reconciles Net income to Adjusted EBITDA (dollar amounts in millions):

	Three Months Ended March 31,
	2022	2021
Net income	$483	$320
Add (deduct):
Net loss attributed to noncontrolling interest	1	1
Income attributed to LP	484	320
Provision for income taxes	139	96
Depreciation and amortization	32	29
Stock-based compensation expense	7	1
Other operating credits and charges, net	(38)	—
Loss on early debt extinguishment	—	11
Interest expense	3	5
Investment income	(1)	—
Other non-operating items	10	(1)
Adjusted EBITDA	$636	$461

Siding	$83	$90
OSB	505	354
EWP	38	7
South America	25	21
Other	(6)	(5)
Corporate	(9)	(6)
Adjusted EBITDA	$636	$461

The following table provides the reconciliation of Net income to Adjusted Income (dollar amounts in millions, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Net income	$483	$320
Add (deduct):
Net loss attributed to noncontrolling interest	1	1
Income attributed to LP	484	320
Other operating credits and charges, net	(38)	—
Loss on early debt extinguishment	—	11
Reported tax provision	139	96
Adjusted income before tax	585	427
Normalized tax provision at 25%	(146)	(107)
Adjusted Income	$439	$320
Diluted shares outstanding	86	107
Diluted net income per share attributed to LP	$5.60	$3.00
Adjusted Diluted EPS	$5.08	$3.01

Key Performance Indicators

In addition, management monitors certain key performance indicators to evaluate our business performance, which include our Overall Equipment Effectiveness (OEE) and our sales volume relative to housing starts, as provided by reports from the U.S. Department of Census.

The following tables set forth: (1) housing starts, (2) our North American sales volume, and (3) OEE. We consider the following items to be key performance indicators because LP’s management uses these metrics to evaluate our business and trends, measure our performance, and make strategic decisions, and believes that the key performance indicators presented provide additional perspective and insights when analyzing the core operating performance of LP. These key performance indicators should not be considered superior to, as a substitute for or as an alternative to, and should be considered in conjunction with, the U.S. GAAP financial measures presented herein. These measures may not be comparable to similarly-titled performance indicators used by other companies.

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

	Three Months Ended March 31,
	2022	2021
Housing starts[1]:
Single-Family	265	256
Multi-Family	130	106
	395	362

[1] Actual U.S. Housing starts data reported by U.S. Census Bureau as published through April 19, 2022.

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

The following table sets forth sales volumes for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022					Three Months Ended March 31, 2021
Sales Volume	Siding	OSB	EWP	South America	Total	Siding	OSB	EWP	South America	Total
Siding Solutions (MMSF)	421	—	—	8	429	406	—	—	14	420
OSB - commodity (MMSF)	—	437	—		437	—	456	—		456
OSB - Structural Solutions (MMSF)	—	525	—	150	675	—	402	—	147	549
I-Joist (MMLF)	—	—	30		30	—	—	30		30
LVL (MCF)	—	—	1,807		1,807	—	—	1,911		1,911
LSL (MCF)	—	—	—		—	—	—	441		441

We measure OEE of each of our mills to track improvements in the utilization and productivity of our manufacturing assets. OEE is a composite metric that considers asset uptime (adjusted for capital project downtime and similar events), production rates, and finished product quality. It should be noted that other companies may present OEE differently and, therefore, as presented by us, OEE may not be comparable to similarly-titled measures reported by other companies. We believe that when used in conjunction with other metrics, OEE can be a useful measure for evaluating our ability to generate profits, and that providing this measure should allow interested persons to more readily monitor operational improvements. During the quarter ended March 31, 2022, we modified our OEE measure to use a best in LP class target across all sites. This modification will allow us to optimize capital investments, focus maintenance and reliability improvements, and improve overall equipment efficiency. All previously-reported periods have been adjusted accordingly. OEE for the three months ended March 31, 2022 and 2021, for each of our segments is listed below:

	Three Months Ended March 31,
	2022	2021
Siding	76%	74%
OSB	73%	73%
EWP	87%	91%
South America	74%	70%

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

Segment sales, Adjusted EBITDA, and Adjusted EBITDA margin for this segment were as follows (dollar amounts in millions):

	Three Months Ended March 31,
	2022	2021	Change
Net sales	$332	$285	16%
Adjusted EBITDA	83	90	(8)%
Adjusted EBITDA margin	25%	32%
Sales in this segment by product line were as follows (dollar amounts in millions):

	Three Months Ended March 31,
	2022	2021	Change
Siding Solutions	$330	$282	17%
Other	2	3	(35)%
Total	$332	$285	16%
Percent changes in average sales prices and unit shipments for the three months ended March 31, 2022, compared to the corresponding period in 2021, were as follows:

	Three Months Ended March 31, 2022 versus 2021
	Average Net Selling Price	Unit Shipments
Siding Solutions	12%	4%
Siding Solutions price increases and higher sales of innovative products drove increases in both average net selling price and sales volume, resulting in 17% growth in Siding Solutions net sales. The decrease in Adjusted EBITDA of $7 million reflects price and volume growth offset by $26 million of raw material and freight cost inflation and $12 million of discretionary investments in support of future growth, including Houlton start up and sales and marketing costs.

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

Segment sales, Adjusted EBITDA, and Adjusted EBITDA Margin for this segment were as follows (dollar amounts in millions):

	Three Months Ended March 31,
	2022	2021	Change
Net sales	$744	$539	38%
Adjusted EBITDA	505	354	43%
Adjusted EBITDA margin	68%	66%

Sales in this segment by product line were as follows (dollar amounts in millions):

	Three Months Ended March 31,
	2022	2021	Change
OSB - Structural Solutions	$406	$254	60%
OSB - commodity	334	282	18%
Other	4	3	24%
Total	$744	$539	38%
Percent changes in average sales prices and unit shipments for the three months ended March 31, 2022, compared to the corresponding period in 2021, were as follows:

	Three Months Ended March 31, 2022 versus 2021
	Average Net Selling Price	Unit Shipments
OSB - Structural Solutions	22%	31%
OSB - Commodity	24%	(4)%
OSB average net selling prices increased year-over-year by 23% and OSB sales volume increased year-over-year by 12%, resulting in 38% net sales growth. The increase in Adjusted EBITDA of $151 million reflects $130 million from higher prices and $42 million from higher sales volumes (primarily Structural Solutions), and $20 million of increased raw material costs.

EWP

The EWP segment is comprised of LP® SolidStart® I-Joist (I-Joist), Laminated Veneer Lumber (LVL) and other related products. This segment also includes the sales of plywood produced as an ancillary product of the LVL production process and I-Joist products produced by the joint ventures, in which LP sold its equity stake during the three months ended March 31, 2022.

During 2021, LP ceased production of Laminated Strand Lumber (LSL) at the Houlton, Maine facility to begin the conversion of that facility to Siding Solutions production.

Segment sales, Adjusted EBITDA, and Adjusted EBITDA margin for this segment were as follows (dollar amounts in millions):

	Three Months Ended March 31,
	2022	2021	Change
Net sales	$170	$123	38%
Adjusted EBITDA	38	7	408%
Adjusted EBITDA margin	22%	6%

Sales in this segment by product line were as follows (dollar amounts in millions):

	Three Months Ended March 31,
	2022	2021	Change
I-Joist	$79	$48	64%
LVL	65	43	50%
LSL	—	8	(100)%
Other, including plywood and related products	25	23	9%
Total	$170	$123	38%
Percent changes in average sales prices and unit shipments for the three months ended March 31, 2022, compared to the corresponding period in 2021, were as follows:

	Three Months Ended March 31, 2022 versus 2021
	Average Net Selling Price	Unit Shipments
I-Joist	63%	—%
LVL	59%	(5)%

Net sales for EWP increased year-over-year primarily due to price increases in response to significantly higher input costs, partially offset by the discontinuation of LSL production. Resulting increases in Adjusted EBITDA reflect the net effect of these price and cost increases.

South America

Our South America segment manufactures and distributes OSB structural panel and siding products in South America and certain export markets. This segment has manufacturing operations in two countries, Chile and Brazil, and operates sales offices in Chile, Brazil, Peru, Columbia, Argentina, and Paraguay.

Segment sales, Adjusted EBITDA, and Adjusted EBITDA margin for this segment were as follows (dollar amounts in millions):

	Three Months Ended March 31,
	2022	2021	Change
Net sales	$67	$53	26%
Adjusted EBITDA	25	21	23%
Adjusted EBITDA margin	38%	39%

Sales in this segment by product line were as follows (dollar amounts in millions):

	Three Months Ended March 31,
	2022	2021	Change
OSB - Structural Solutions	$58	$41	43%
Siding	6	9	(35)%
Other	2	3	(19)%
Total	$67	$53	26%
Percent changes in average sales prices and unit shipments for the three months ended March 31, 2022, compared to the corresponding period in 2021, were as follows:

	Three Months Ended March 31, 2022 versus 2021
	Average Net Selling Price	Unit Shipments
OSB - Structural Solutions	40%	2%
Siding	10%	(42)%
Net sales in South America increased year-over-year predominantly due to higher OSB and siding prices. Increased Adjusted EBITDA reflects the effect of these price increases, partially offset by higher costs of raw materials.

Other Products

Our Other products segment includes off-site framing operation Entekra Holdings, LLC, ("Entekra") remaining timber and timberlands, and other minor products, services, and closed operations, which do not qualify as discontinued operations. Other net sales were $26 million for the three months ended March 31, 2022, as compared to $18 million for the corresponding period in 2021. These increases are primarily due to increases in Entekra sales volumes.

Adjusted EBITDA was $(6) million for the three months ended March 31, 2022, as compared to $(5) million for the corresponding period in 2021.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $65 million for the three months ended March 31, 2022, compared to $48 million for the corresponding period in 2021. The increase in 2022 is due to increased travel, sales and marketing, and corporate overhead primarily driven by the reduction of restrictions related to the COVID-19 pandemic, and costs associated with stock compensation and performance incentives.

Income Taxes

We recognized an estimated tax provision of $139 million for the three months ended March 31, 2022, compared to $96 million for the corresponding period of 2021. Each quarter the income tax accrual is adjusted to the latest estimate, and the difference from the previously accrued year-to-date balance is recorded in the current quarter. For 2022 and 2021, the primary differences between the U.S. statutory rate of 21% and the effective rate relate to state income tax.

Legal and Environmental Matters

For a discussion of legal and environmental matters involving us and the potential impact thereof on our financial position, results of operations and cash flows, see Items 3, 7 and 8 in our 2021 Annual Report on Form 10-K and Note 12 of the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this quarterly report on Form 10-Q.

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

Operating Activities

During the three months ended March 31, 2022 and 2021, cash provided by operations was $425 million and $314 million, respectively. The improvement in cash provided by operations for the period ended March 31, 2022, was primarily related to increases in OSB commodity pricing and revenue growth in Siding Solutions.

Investing Activities

During the three months ended March 31, 2022 and 2021, cash used in investing activities was $33 million and $32 million, respectively. During the three months ended March 31, 2022, we received $59 million in proceeds from the sale of our 50% equity interest in two joint ventures.

Capital expenditures for the three months ended March 31, 2022 and 2021, were $92 million and $34 million, respectively, primarily related to siding conversion expenditures and growth and maintenance capital. We expect to fund our capital expenditures through cash on hand and cash generated from operations.

Financing Activities

During the three months ended March 31, 2022, cash used in financing activities was $137 million. On November 2, 2021, LP's Board of Directors authorized a share repurchase plan under which LP was authorized to repurchase shares of LP's common stock totaling up to $500 million (the Second 2021 Share Repurchase Program). During the three months ended March 31, 2022, we used $104 million to repurchase shares of LP common stock under the Second 2021 Share Repurchase Program, and we paid cash dividends of $19 million. Additionally, we used $15 million to repurchase stock from employees in connection with income tax withholding requirements associated with our employee stock-based compensation plans.

During the three months ended March 31, 2021, cash used in financing activities was $158 million. During the three months ended March 31, 2021, we used $122 million to repurchase shares of LP common stock under the 2020 Share Repurchase Program, and we paid cash dividends of $17 million. Additionally, in March 2021, we issued $350 million aggregate principal amount of the 2029 Senior Notes and, in February 2021, LP delivered to holders of the 2024 Senior Notes a conditional notice of redemption to redeem on March 27, 2021 all of the 2024 Senior Notes outstanding at a redemption price of 102.438% of the principal amount thereof plus accrued and unpaid interest up to, but not including, the redemption date. The redemption notice became irrevocable on March 11, 2021, and the 2024 Senior Notes were fully redeemed on March 27, 2021. In connection with these aforementioned financing activities, we paid $13 million in redemption premiums and debt issuance costs. The remaining financing activities relate to the repurchase of stock from employees in connection with income tax withholding requirements associated with our employee stock-based compensation plans.

Credit Facility and Letter of Credit Facility

In June 2021 and August 2021, we entered into the third and fourth amendments to our revolving credit facility, dated as of June 27, 2019 (Credit Facility), with American AgCredit, PCA, as administrative agent, and CoBank, ACB, as letter of credit issuer (as amended, the Amended Credit Facility). The Amended Credit Facility provides for a revolving credit facility in the principal amount of up to $550 million, with a $60 million sub-limit for letters of credit. The Amended Credit Facility, and all loans thereunder, become due on June 8, 2027. As of March 31, 2022, we had no amounts outstanding under the Amended Credit Facility.

The Amended Credit Facility contains various restrictive covenants and customary events of default, the occurrence of which could result in the acceleration of our obligation to repay the indebtedness outstanding thereunder. The Amended Credit Facility also contains financial covenants that require us and our consolidated subsidiaries to have, as of the end of each quarter, a capitalization ratio (i.e., funded debt less unrestricted cash to total capitalization) of no more than 57.5%. As of March 31, 2022, we were in compliance with all financial covenants under the Amended Credit Facility.

In March 2020, LP entered into the Letter of Credit Facility, which provides for the funding of letters of credit up to an aggregate outstanding amount of $20 million, which may be secured by certain cash collateral of LP. The Letter of Credit Facility includes an unused commitment fee, due quarterly, ranging from 0.50% to 1.875% of the daily available amount to be drawn on each letter of credit issued under the Letter of Credit Facility. The Letter of Credit Facility is subject to similar affirmative, negative, and financial covenants as those set forth in the Amended Credit Facility, including the capitalization ratio covenant. As of March 31, 2022, we were in compliance with all financial covenants under the Letter of Credit Facility.

Other Liquidity Matters

Off-Balance Sheet Arrangements

As of March 31, 2022, we had standby letters of credit of $13 million outstanding related to collateral for environmental impact on owned properties, a deposit for a forestry license, and insurance collateral, including workers' compensation.

Potential Impairments

We review our mill and investment assets for potential impairments at least annually and believe we have adequate support for the carrying value of our assets as of March 31, 2022.

If demand and pricing for our products are significantly below cycle average demand and pricing, should we decide to invest capital in alternative projects, should changes occur related to our wood supply for these locations, or should demand and pricing of our products fall as a result of the long-term effects of the COVID-19 pandemic, it is possible that future impairment charges will be required. As of March 31, 2022, there were no indications of impairment.

We also review, from time, to time possible dispositions of various assets, considering current and anticipated economic and industry conditions, our strategic plan, and other relevant factors. Because a determination to dispose of particular assets can require management to make assumptions regarding the transaction structure of the disposition and to estimate the net sales proceeds, which may be less than previous estimates of undiscounted future net cash flows, we may be required to record impairment charges in connection with decisions to dispose of assets.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our international operations have exposure to foreign currency rate risks, primarily due to fluctuations in the Canadian dollar, the Brazilian real, and the Chilean peso. Although we have in the past entered into foreign exchange contracts associated with certain of our indebtedness and may continue to enter into foreign exchange contracts associated with major equipment purchases to manage a portion of the foreign currency rate risk, we historically have not entered into material currency rate hedges with respect to our exposure from operations, although we may do so in the future.

Some of our products are sold as commodities, and therefore sales prices fluctuate daily based on market factors over which we have little or no control. The most significant commodity product we sell is OSB. There have been no material changes to the assumed production capacity and annual average price sensitivity previously disclosed under caption “Item 3: Quantitative and Qualitative Disclosures about Market Risk)” in our 2021 Annual Report on Form 10-K.

We are exposed to market risk associated with changes in interest rates on our variable rate long-term debt. As of March 31, 2022, we had no outstanding amounts borrowed under our Amended Credit Facility. We do not currently have any derivative or hedging arrangements, or other known exposures, to changes in interest rates.

We historically have not entered into material commodity futures and swaps, although we may do so in the future.

ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

As of March 31, 2022, our Chief Executive Officer and Chief Financial Officer carried out, with the participation of the Company's management, a review and evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, LP’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter, ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The description of certain legal and environmental matters involving LP set forth in Item 1 of this quarterly report on Form 10-Q under Note 12 to the Notes to the Condensed Consolidated Financial Statements contained herein is incorporated herein by reference.

ITEM 1A.RISK FACTORS

In addition to the other information set forth in this quarterly report on Form 10-Q, an investor should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s 2021 Annual Report on Form 10-K. Except as set forth below, there were no material changes to the risk factors previously disclosed under caption "Item 1A. Risk Factors" in our 2021 Annual Report on Form 10-K:

The impact of the Russian invasion of Ukraine on the global economy, energy supplies and raw materials is uncertain, but may prove to negatively impact our business and operations.

The short and long-term implications of Russia’s invasion of Ukraine are difficult to predict at this time. We continue to monitor any adverse impact that the outbreak of war in Ukraine and the subsequent institution of sanctions against Russia by the United States and several European and Asian countries may have on the global economy in general, on our business and operations and on the businesses and operations of our suppliers and customers. For example, a prolonged conflict may result in increased inflation, escalating energy prices and constrained availability, and thus increasing costs, of raw materials. We will continue to monitor this fluid situation and develop contingency plans as necessary to address any disruptions to our business operations as they develop. To the extent the war in Ukraine may adversely affect our business as discussed above, it may also have the effect of heightening many of the other risks described in "Item 1A. Risk Factors" of our 2021 Annual Report on Form 10-K, such as those relating to data security, supply chain, volatility in prices of materials, and market conditions, any of which could negatively affect our business and financial condition.

The risks, as described in our 2021 Annual Report on Form 10-K, as supplemented above, are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially, adversely affect our business, financial condition, operating results or cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 2, 2021, LP's Board of Directors authorized the Second 2021 Share Repurchase Program. LP may initiate, discontinue or resume purchases of its common stock under the Second 2021 Share Repurchase Program, and may make additional repurchases of common stock, in the open market, in block transactions and in privately-negotiated transactions, including under Rule 10b5-1 plans, at times and in such amounts as management deems appropriate without prior notice, subject to market and business conditions, regulatory requirements and other factors.

The following amount of our common stock was repurchased under this authorization during the quarter ended March 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Purchase Plans or Programs[1]	Approximate Dollar Value of Shares Available for Repurchase Under the Plans or Programs (in millions) end
January 1, 2022 - January 31, 2022	—	$—	—	$500
February 1, 2022 - February 28, 2022	—	$—	—	$500
March 1, 2022 - March 31-2022	1,531,738	$67.84	1,531,738	$396
Total for First Quarter 2022	1,531,738		1,531,738
1On November 2, 2021, LP's Board of Directors authorized the Second 2021 Share Repurchase Program under which LP may repurchase shares of its common stock totaling up to $500 million. As of March 31, 2022, LP had used $104 million under the Second 2021 Share Repurchase Program.

ITEM 6. EXHIBITS.

10.1	Form of Restricted Stock Unit Award Agreement with retirement provisions under the 2013 Omnibus Stock Award Plan.*

10.2	Form of 2022 Performance Shares Award Agreement under the 2013 Omnibus Stock Award Plan.*

10.3	2022 Omnibus Stock Award Plan. Incorporated herein by reference to Annex A to LP's Definitive Proxy Statement on Schedule 14A, filed on March 18, 2022.

10.4	Form of Restricted Stock Unit Award Agreement with retirement provisions under the 2022 Omnibus Stock Award Plan.*

10.5	Form of Restricted Stock Unit Award Agreement for directors under the 2022 Omnibus Stock Award Plan.*

10.6	Form of Performance Shares Award Agreement under the 2022 Omnibus Stock Award Plan.*

10.7	First Amendment to Louisiana-Pacific 2019 Employee Stock Purchase Plan.

10.8	Amended and Restated Louisiana-Pacific Corporation Non-Employee Director Compensation Plan.

31.1	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. *

31.2	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. *

32	Certifications pursuant to § 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

104	Cover Page Interactive Data File (embedded with Inline XBRL document and contained in Exhibit 101)*
*Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

LOUISIANA-PACIFIC CORPORATION

Date:	May 3, 2022	BY:	/S/ W. BRADLEY SOUTHERN
W. Bradley Southern
Chief Executive Officer

Date:	May 3, 2022	BY:	/S/ ALAN J.M. HAUGHIE
Alan J.M. Haughie
Executive Vice President and
Chief Financial Officer