Form 10-Q
period 2022-06-30
LOUISIANA-PACIFIC CORP
filed 2022-08-09
CIK 60519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-7107

 LOUISIANA-PACIFIC CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	93-0609074
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
1610 West End Avenue, Suite 200, Nashville, TN 37203
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 73,872,044 shares of common stock, $1 par value, outstanding as of August 8, 2022.
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
The following statements are or may constitute forward-looking statements: (1) statements preceded by, followed by, or that include words like “may,” “will,” “could,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” “potential,” “continue,” “likely,” or “future” or the negative or other variations thereof and (2) other statements regarding matters that are not historical facts, including without limitation, plans for product development, forecasts of future costs and expenditures, possible outcomes of legal proceedings, capacity expansion, and other growth initiatives and the adequacy of reserves for loss contingencies.
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
•changes in the relationship between the supply of and demand for raw materials, including wood fiber and resins, used in manufacturing our products;
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
•challenges to or exploitation of our intellectual property or other proprietary information by others in the industry;

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
•cybersecurity events affecting our information technology systems or those of our third-party providers and the related costs and impact of any disruption on our business; and
•acts of public authorities, war, civil unrest, natural disasters, fire, floods, earthquakes, inclement weather, and other matters beyond our control.
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
The forward-looking statements that we make or that are made by others on our behalf are based on our knowledge of our business and operating environment and assumptions that we believe to be or will believe to be reasonable when such forward-looking statements are or will be made. As a consequence of the factors described above, the other risks, uncertainties, and factors we disclose below and in the reports and other documents filed by us with the SEC, other risks not known to us at this time, changes in facts, assumptions not being realized or other circumstances, our actual results may differ materially from those discussed in or implied or contemplated by our forward-looking statements. Consequently, this cautionary statement qualifies all forward-looking statements we make or that are made on our behalf, including those made herein and incorporated by reference herein. We cannot assure that the results or developments expected or anticipated by us will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for us or affect us, our business, our operations, or our operating results in the manner or to the extent we expect. We caution readers not to place undue reliance on such forward-looking statements, which speak only as of their dates. We undertake no obligation to revise or update any of the forward-looking statements to reflect subsequent events or circumstances except to the extent required by applicable law.
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

PART I - FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
Condensed Consolidated Statements of Income
Dollar amounts in millions, except per share amounts
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales	$1,130	$1,168	$2,297	$2,062
Cost of sales	(611)	(483)	(1,158)	(910)
Gross profit	518	684	1,139	1,152
Selling, general, and administrative expenses	(67)	(53)	(129)	(97)
Other operating credits and charges, net	11	3	10	3
Income from operations	462	634	1,019	1,058
Interest expense	(3)	(4)	(6)	(9)
Investment income	2	—	3	1
Other non-operating items	2	(3)	(8)	(11)
Income before income taxes	463	629	1,007	1,040
Provision for income taxes	(116)	(144)	(240)	(239)
Equity in unconsolidated affiliate	1	1	2	2
Income from continuing operations	348	486	769	802
Income from discontinued operations, net of income taxes	37	11	99	14
Net income	$385	$497	$868	$817
Net loss attributed to noncontrolling interest	—	—	1	1
Net income attributed to LP	$384	$498	$868	$818

Net income attributed to LP per share of common stock:
Income per share continuing operations - basic	$4.30	$4.82	$9.25	$7.76
Income per share discontinued operations - basic	0.46	0.11	1.18	0.14
Net income per share - basic	$4.76	$4.93	$10.43	$7.90

Income per share continuing operations - diluted	$4.28	$4.79	$9.19	$7.71
Income per share discontinued operations - diluted	0.45	0.11	1.18	0.14
Net income per share - diluted	$4.73	$4.90	$10.36	$7.85

Average shares of common stock used to compute net income per share:
Basic	81	101	83	103
Diluted	81	102	84	104
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income
Dollar amounts in millions
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$385	$497	$868	$817
Other comprehensive income, net of tax
Foreign currency translation adjustments	(32)	7	(9)	—
Changes in defined benefit pension plans	1	1	2	2
Other comprehensive income (loss), net of tax	(31)	8	(7)	2
Comprehensive income	354	505	861	819
Comprehensive loss associated with noncontrolling interest	—	—	1	1
Comprehensive income attributed to LP	$354	$506	$862	$819
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets
Dollar amounts in millions
(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$503	$358
Receivables, net of allowance for doubtful accounts of $1 million as of June 30, 2022, and December 31, 2021	219	169
Inventories	309	278
Prepaid expenses and other current assets	28	17
Current assets held for sale	148	68
Total current assets	1,208	890

Timber and timberlands	40	42
Property, plant, and equipment, net	1,166	1,039
Operating lease assets	46	50
Goodwill and other intangible assets	37	39
Investments in and advances to affiliates	7	7
Restricted cash	13	13
Other assets	25	25
Deferred tax asset	4	2
Long-term assets held for sale	—	87
Total assets	$2,547	$2,194
LIABILITIES AND EQUITY
Accounts payable and accrued liabilities	$315	$305
Income tax payable	80	13
Current liabilities held for sale	69	34
Total current liabilities	464	351

Long-term debt	346	346
Deferred income taxes	114	86
Non-current operating lease liabilities	44	44
Contingency reserves, excluding current portion	26	24
Other long-term liabilities	64	63
Long-term liabilities held for sale	—	42
Total liabilities	1,059	955

Redeemable noncontrolling interest	3	4

Stockholders’ equity:
Common stock, $1 par value, 200,000,000 shares authorized; 93,546,332 and 77,241,859 shares issued and outstanding, respectively, as of June 30, 2022; and 102,415,883 and 85,636,154 shares issued and outstanding, respectively, as of December 31, 2021	94	102
Additional paid-in capital	457	458
Retained earnings	1,505	1,239
Treasury stock, 16,304,473 shares and 16,779,729 shares, at cost as of June 30, 2022, and December 31, 2021, respectively	(390)	(390)
Accumulated comprehensive loss	(181)	(174)
Total stockholders’ equity	1,484	1,235
Total liabilities and stockholders’ equity	$2,547	$2,194
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows
Dollar amounts in millions
(Unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$868	$817
Adjustments to net income:
Depreciation and amortization	65	58
Gain on sale of joint ventures	(39)	—
Deferred taxes	27	7
Loss on early debt extinguishment	—	11
Other adjustments, net	12	10
Changes in assets and liabilities (net of acquisitions and divestitures):
Receivables	(66)	(124)
Prepaid expenses and other current assets	(11)	(6)
Inventories	(43)	(53)
Accounts payable and accrued liabilities	31	37
Income taxes payable, net of receivables	65	16
Net cash provided by operating activities	908	772
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant, and equipment additions	(196)	(65)
Proceeds from business divestiture	59	—
Other investing activities	2	3
Net cash used in investing activities	(135)	(63)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing of long-term debt	—	350
Repayment of long-term debt, including redemption premium	—	(359)
Payment of cash dividends	(37)	(33)
Purchase of stock	(575)	(588)
Other financing activities	(15)	(12)
Net cash used in financing activities	(626)	(642)
EFFECT OF EXCHANGE RATE ON CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(2)	—
Net increase in cash, cash equivalents, and restricted cash	145	68
Cash, cash equivalents, and restricted cash at beginning of period	371	535
Cash, cash equivalents, and restricted cash at end of period	$516	$603

Supplemental cash flow information:
Cash paid for income taxes, net of cash received	$171	$221
Cash paid for interest, net of cash received	$7	$9
Unpaid capital expenditures	$43	$26
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Stockholders' Equity
Dollar and share amounts in millions, except per share amounts
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	102	$102	17	$(390)	$458	$1,239	$(174)	$1,235
Net income attributed to LP	—	—	—	—	—	484	—	484
Dividends paid ($0.22 per share)	—	—	—	—	—	(19)	—	(19)
Issuance of shares under stock plans	—	—	(1)	14	(14)	—	—	—
Taxes paid related to net settlement of stock-based awards	—	—	—	(15)	—	—	—	(15)
Purchase of stock	(2)	(2)	—	—	—	(102)	—	(104)
Compensation expense associated with stock-based compensation	—	—	—	—	7	—	—	7
Other comprehensive income	—	—	—	—	—	—	24	24
Balance, March 31, 2022	101	$101	16	$(391)	$451	$1,601	$(149)	$1,613
Net income attributed to LP	—	—	—	—	—	384	—	384
Dividends paid ($0.22 per share)	—	—	—	—	—	(18)	—	(18)
Issuance of shares under stock plans	—	—	—	2	—	—	—	2
Taxes paid related to net settlement of stock-based awards	—	—	—	(1)	—	—	—	(1)
Purchase of stock	(7)	(7)	—	—	—	(463)	—	(471)
Compensation expense associated with stock-based compensation	—	—	—	—	7	—	—	7
Other comprehensive loss	—	—	—	—	—	—	(31)	(31)
Balance, June 30, 2022	94	$94	16	$(390)	$457	$1,505	$(181)	$1,484
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2020	124	$124	17	$(397)	$452	$1,206	$(151)	$1,234
Net income attributed to LP	—	—	—	—	—	320	—	320
Dividends paid ($0.16 per share)	—	—	—	—	—	(17)	—	(17)
Issuance of shares under stock plans	—	—	—	11	(11)	—	—	—
Taxes paid related to net settlement of stock-based awards	—	—	—	(6)	—	—	—	(6)
Purchase of stock	(2)	(2)	—	—	—	(120)	—	(122)
Compensation expense associated with stock-based compensation	—	—	—	—	1	—	—	1
Other comprehensive loss	—	—	—	—	—	—	(6)	(6)
Balance, March 31, 2021	121	$121	17	$(393)	$443	$1,390	$(157)	$1,404
Net income attributed to LP	—	—	—	—	—	498	—	498
Dividends paid ($0.16 per share)	—	—	—	—	—	(16)	—	(16)
Issuance of shares under stock plans	—	—	—	2	(1)	—	—	1
Purchase of stock	(7)	(7)	—	—	—	(458)	—	(465)
Compensation expense associated with stock-based compensation	—	—	—	—	4	—	—	4
Other comprehensive income	—	—	—	—	—	—	8	8
Balance, June 30, 2021	114	$114	17	$(390)	$446	$1,413	$(149)	$1,433
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. NATURE OF OPERATIONS AND BASIS FOR PRESENTATION
Nature of Operations
Louisiana-Pacific Corporation and our subsidiaries are a leading provider of high-performance building solutions that meet the demands of builders, remodelers, and homeowners worldwide. Serving the new home construction, repair and remodeling, and outdoor structures markets, we have leveraged our expertise to become an industry leader known for innovation, quality, and reliability. The Company operates 22 plants in our continuing operations across the U.S., Canada, Chile, and Brazil through foreign subsidiaries, and it operates facilities through joint ventures. The principal customers for our building solutions are retailers, wholesalers, and homebuilding and industrial businesses in North America and South America, with limited sales to Asia, Australia, and Europe. References to "LP," the "Company," "we," "our," and "us" refer to Louisiana-Pacific Corporation and its consolidated subsidiaries as a whole.
In June 2022, LP and one of its wholly-owned subsidiaries entered into an asset purchase agreement with Pacific Woodtech Corporation, a Washington corporation, and Pacific Woodtech Canada Holdings Limited, a British Columbia limited company (collectively, the Purchaser). Pursuant to the terms and conditions of the asset purchase agreement, LP agreed to sell to the Purchaser the assets related to its Engineered Wood Products (EWP) segment in exchange for the Purchaser’s payment to the Company of $210 million in cash, subject to certain purchase price adjustments, and the Purchaser’s assumption of certain liabilities of the EWP segment. On August 1, 2022, the Company completed the sale of the EWP assets to the Purchaser. Upon closing, the Company entered into a transition services agreement with the Purchaser, pursuant to which the Company agreed to support the various activities of the EWP segment for a period not to exceed eight months.
As of June 30, 2022, we have classified the related assets and liabilities associated with the EWP segment as held for sale in our Condensed Consolidated Balance Sheets. The results of our EWP segment have been presented as discontinued operations in our Condensed Consolidated Statements of Income for all periods presented. See Note 7 –Discontinued Operations for additional information.
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
As noted in the segment reporting information in Note 17 below, our reportable segments are Siding, Oriented Strand Board (OSB), and South America (dollar amounts in millions).

Three Months Ended June 30, 2022
By product type and family:	Siding	OSB	South America	Other	Inter-segment	Total
Value-add
Siding Solutions	$356	$—	$6	$—	$—	$362
OSB - Structural Solutions	—	384	64	—	(1)	448
	356	384	70	—	(1)	810
Commodity
OSB - commodity	—	287	—	—	—	287

Other
Other products	1	2	—	30	—	33
	$358	$673	$70	$30	$(1)	$1,130

Three Months Ended June 30, 2021
By product type and family:	Siding	OSB	South America	Other	Inter-segment	Total
Value-add
Siding Solutions	$288	$—	$10	$—	$—	$298
OSB - Structural Solutions	—	350	63	—	—	414
	288	350	74	—	—	712
Commodity
OSB - commodity	—	425	—	—	—	425

Other
Other products	3	2	—	26	—	31
	$291	$778	$74	$26	$—	$1,168

Six Months Ended June 30, 2022
By product type and family:	Siding	OSB	South America	Other	Inter-segment	Total
Value-add
Siding Solutions	$686	$—	$12	$—	$—	$698
OSB - Structural Solutions	—	791	123	—	(2)	913
	686	791	135	—	(2)	1,611
Commodity
OSB - commodity	—	621	—	—	—	621
Other
Other products	3	5	2	55	—	66
	$689	$1,417	$137	$55	$(2)	$2,297

Six Months Ended June 30, 2021
By product type and family:	Siding	OSB	South America	Other	Inter-segment	Total
Value-add
Siding Solutions	$570	$—	$20	$—	$—	$589
OSB - Structural Solutions	—	605	104	—	—	709
	570	605	124	—	—	1,298
Commodity
OSB - commodity	—	707	—	—	—	707

Other
Other products	6	5	3	43	(1)	57
	$576	$1,317	$126	$43	$(1)	$2,062
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
The following table sets forth the computation of basic and diluted earnings per share (dollar amounts in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Income from continuing operations	$348	$486	$769	$802
Net loss attributed to noncontrolling interest	—	—	1	1
Income from continuing operations attributed to LP	348	486	770	803
Income for discontinued operations, net of income taxes	37	11	99	14
Net income attributed to LP	$384	$498	$868	$818

Weighted average common shares outstanding - basic	81	101	83	103
Dilutive effect of employee stock plans	—	1	1	1
Shares used for diluted earnings per share	81	102	84	104
Net income attributed to LP per share - basic:
Continuing operations	$4.30	$4.82	$9.25	$7.76
Discontinued operations	0.46	0.11	1.18	0.14
Net income attributed to LP per share - basic	$4.76	$4.93	$10.43	$7.90

Net income attributed to LP per share – diluted:
Continuing operations	$4.28	$4.79	$9.19	$7.71
Discontinued operations	0.45	0.11	1.18	0.14
Net income attributed to LP per share - diluted	$4.73	$4.90	$10.36	$7.85
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

The fair value of the 3.625% Senior Notes due in 2029 (2029 Senior Notes) was estimated to be $279 million and $358 million as of June 30, 2022, and December 31, 2021, respectively, based on market quotations. The 2029 Senior Notes and other long-term debt are categorized as Level 1 in the U.S. GAAP fair value hierarchy. Fair values are based on trading activity among the Company’s lenders and the average bid and ask price as determined using published rates.
There were no outstanding amounts borrowed under our Amended Credit Facility (defined below) as of June 30, 2022.
Carrying amounts reported on the balance sheet for cash and cash equivalents, accounts receivables, and accounts payable approximate fair value due to the short-term maturity of these items.
NOTE 5. RECEIVABLES
Receivables consisted of the following (dollar amounts in millions):

	June 30, 2022	December 31, 2021
Trade receivables	$199	$156
Income tax receivable	4	1
Other receivables	18	13
Allowance for doubtful accounts	(1)	(1)
Total	$219	$169
Trade receivables are primarily generated by sales of our products to our wholesale and retail customers. Other receivables as of June 30, 2022, and December 31, 2021, primarily consist of sales tax receivables, vendor rebates, and other miscellaneous receivables.
NOTE 6. INVENTORIES
Inventories are valued at the lower of cost or net realizable value. Inventory cost includes materials, labor, and operating overhead. The major types of inventories (work in process is not material and is included in Semi-finished inventory) are as follows (dollar amounts in millions):

	June 30, 2022	December 31, 2021
Logs	$47	$50
Other raw materials	81	57
Semi-finished inventory	26	20
Finished products	157	150
Total	$309	$278
NOTE 7. DISCONTINUED OPERATIONS
Engineered Wood Products (EWP)
In June 2022, LP and one of its wholly-owned subsidiaries entered into an asset purchase agreement with the Purchaser. Pursuant to the terms and conditions of the asset purchase agreement, the Company agreed to sell to the Purchaser the assets related to the EWP segment in exchange for the Purchaser’s payment to the Company of $210 million in cash, subject to certain purchase price adjustments, and the Purchaser’s assumption of certain liabilities of the EWP segment. On August 1, 2022, the Company completed the sale of the EWP assets to the Purchaser. As a result of the sale, the Company received $210 million, subject to post-closing adjustments, and we anticipate recognizing a pre-tax gain on the sale of between $120 million to $125 million in the third quarter. Upon closing, the Company entered into a transition services agreement with the Purchaser, pursuant to which the Company agreed to support the various activities of the EWP segment for a period not to exceed eight months.

The Company has classified the results of its EWP segment as discontinued operations in its Condensed Consolidated Statements of Income for all periods presented. As of June 30, 2022, and December 31, 2021, we have classified the related assets and liabilities associated with our EWP segment as discontinued operations held for sale in our Condensed Consolidated Balance Sheets.
EWP Joint Ventures
In March 2022, we sold our 50% equity interest in two joint ventures that produce I-joists to Resolute Forest Products Inc. (Resolute) for $59 million. The total net carrying value of our equity method investment at the date of sale was $19 million, and we recognized a gain associated with the sale of $39 million within Income from discontinued operations in the Condensed Consolidated Statements of Income.
The following table presents the financial results of the EWP segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales	$218	$158	$388	$280
Cost of sales	(171)	(136)	(299)	(248)
Gross profit	48	22	89	33
Selling, general, and administrative expenses	(6)	(4)	(9)	(9)
Income from operations of discontinued operations	42	18	80	25
Other non-operating items	—	(3)	—	(5)
Gain on disposal before income taxes	—	—	39	—
Income from discontinued operations before income taxes	42	15	119	19
Provision for income taxes	(5)	(4)	(20)	(5)
Income from discontinued operations, net of income taxes	$37	$11	$99	$14
The following summarizes the total cash provided by operations and total cash used for investing activities related to the EWP segment and included in the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021 (in millions):

	Six Months Ended June 30,
	2022	2021
Net cash provided by discontinued operating activities	$46	$4
Net cash provided by (used in) discontinued investing activities	$56	$(3)
Net cash provided by discontinued investing activities for the six months ended June 30, 2022, includes $59 million of proceeds from the sale of our 50% equity interest in two joint ventures that produce I-joists.

The following table presents the aggregate carrying amounts of discontinued operations related to the EWP segment in the Condensed Consolidated Balance Sheets (in millions):

	June 30, 2022	December 31, 2021
Carrying amounts of assets included as part of discontinued operations:
Accounts receivable, net	$36	$22
Inventories	54	46
Timber and timberlands	27	42
Property, plant, and equipment, net	30	30
Operating lease assets	1	1
Investments in and advances to affiliates	—	14
Total assets classified as discontinued operations in the condensed consolidated balance sheet	$148	$156

Carrying amounts of liabilities included as part of discontinued operations:
Accounts payable and accrued liabilities	$42	$34
Other liabilities	27	42
Total liabilities classified as discontinued operations in the condensed consolidated balance sheet	$69	$76
NOTE 8. GOODWILL AND OTHER INTANGIBLES
Goodwill and indefinite-lived intangible assets are not amortized and are subject to assessment for impairment by applying a fair value-based test on an annual basis, or more frequently if circumstances indicate a potential impairment. The Company’s annual assessment date is October 1.
Changes in goodwill and other intangible assets for the six months ended June 30, 2022, are provided in the following table (dollar amounts in millions):

	Timber licenses[1]	Goodwill	Developed Technology	Trademarks
Beginning balance December 31, 2021	$30	$19	$17	$2
Amortization	(1)	—	(1)	—
Ending balance June 30, 2022	$29	$19	$16	$2
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

The components of redeemable noncontrolling interest as of June 30, 2022, were as follows (dollar amounts in millions):

Beginning balance December 31, 2021	$4
Net loss attributed to noncontrolling interest	(1)
Ending balance June 30, 2022	$3
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
The tax provision for income taxes from continuing operations for the six months ended June 30, 2022 and 2021, reflected an estimated annual effective tax rate of 25% and 24%, respectively, excluding discrete items discussed below. The total effective tax rate for continuing operations for the three and six months ended June 30, 2022, was 25% and 24%, compared to 23% for the comparable periods in 2021, respectively.

We recorded a net discrete tax benefit of $9 million in both the six months ended June 30, 2022 and 2021, with the most significant benefit related to excess tax benefits from stock-based compensation in 2022 and the most significant benefits related to stock-based compensation and adjustments to the prior year, including an adjustment to the deferred tax rate in 2021.
NOTE 11. COMMITMENTS AND CONTINGENCIES
We maintain reserves for various contingent liabilities as follows (dollar amounts in millions):

	June 30, 2022	December 31, 2021
Environmental reserves	$27	$25
Other reserves	—	—
Total contingencies	27	25
Current portion (included in Accounts payable and accrued liabilities)	(1)	(1)
Long-term portion	$26	$24
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
Environmental Matters
We maintain a reserve for undiscounted estimated environmental loss contingencies. This reserve is primarily for estimated future costs of remediation of hazardous or toxic substances at numerous sites currently or previously owned by the Company. Our estimates of our environmental loss contingencies are based on various assumptions and judgments, the specific nature of which varies considering the particular facts and circumstances surrounding each environmental loss contingency. These estimates typically reflect assumptions and judgments as to the probable nature, magnitude, and timing of the required investigation, remediation, and/or monitoring activities and the probable cost of these activities, and in some cases, reflect assumptions and judgments as to the obligation or willingness and ability of third parties to bear a proportionate or allocated share of the cost of these activities. Due to the numerous uncertainties and variables associated with these assumptions and judgments, and the effects of changes in governmental regulation and environmental technologies, both the precision and reliability of the resulting estimates of the related contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to environmental loss contingencies and, as additional information becomes known, may change our estimates significantly.
Other Proceedings
From time to time, we and our subsidiaries are parties to certain legal proceedings. Based on the information currently available, management believes the resolution of such proceedings will not have a material effect on our financial position, results of operations, cash flows, or liquidity.
NOTE 12. IMPAIRMENT OF LONG-LIVED ASSETS
We review the carrying values of our long-lived assets for potential impairments and believe we have adequate support for the carrying values of our long-lived assets. If demand and pricing for our products fall to levels significantly below cycle average demand and pricing, should we decide to invest capital in alternative projects, or should changes occur related to our wood supply for our mills, it is possible that future impairment charges will be required. As of June 30, 2022, there were no indications of impairment.
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
NOTE 13. PRODUCT WARRANTIES
We offer warranties on the sale of most of our products and record an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The activity in warranty reserves for the three and six months ended June 30, 2022 and 2021, is summarized in the following table (dollar amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Beginning balance	$8	$8	$7	$8
Accrued to expense	—	—	2	1
Payments made	(1)	—	(2)	(1)
Total warranty reserves	7	8	7	8
Current portion of warranty reserves (included in Accounts payable and accrued liabilities)	(2)	(2)	(2)	(2)
Long-term portion of warranty reserves (included in Other long-term liabilities)	$6	$6	$6	$6
We continue to monitor warranty and other claims associated with our products and believe, as of June 30, 2022, that the warranty reserve balances associated with these matters are adequate to cover future warranty payments. However, it is possible that additional changes may be required in the future.

NOTE 14. DEFINED BENEFIT PENSION PLANS
The following table summarizes our net periodic pension cost for our defined benefit pension and postretirement plans during the three and six months ended June 30, 2022 and 2021 (dollar amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Service cost	$1	$—	$2	$1
Other components of net periodic pension cost[1]:
Interest cost	2	2	3	4
Expected return on plan assets	(2)	(3)	(3)	(6)
Amortization of prior service cost	—	—	—	—
Amortization of net loss	1	1	2	3
Net periodic pension cost	$2	$1	$4	$1
1Other components of net periodic pension cost are included in Other non-operating items on our Condensed Consolidated Statements of Income.
In November 2021, the Company initiated the termination of our frozen U.S. and Canadian defined benefit pension plans (collectively, the Plan), which would result in the full settlement of the Company's Plan obligations. The distribution of Plan assets pursuant to the termination will not be made until the Plan termination satisfies all regulatory requirements, which is expected to occur by the end of 2022. Plan participants will receive their full accrued benefits from Plan assets by electing either lump-sum distributions or annuity contracts with a qualifying third-party annuity provider. The Plan termination is expected to result in pension settlement expense in 2022, which will be determined based on prevailing market conditions, the actual lump-sum distributions, and annuity purchase rates at the date of distribution. As a result, we are currently unable to reasonably estimate the timing or final amount of such settlement charges. Upon settlement, we expect to recognize pre-tax pension settlement charges that will include (1) a non-cash charge for the recognition of all pre-tax actuarial losses accumulated in Accumulated other comprehensive loss ($98 million as of June 30, 2022) and (2) any cash contributions to settle the Plan’s obligations ($8 million net projected benefit obligation as of June 30, 2022). The actual amount of the settlement charges and any potential cash contribution will depend on various factors, including interest rates, Plan asset returns, and the lump-sum election rate.
NOTE 15. ACCUMULATED COMPREHENSIVE LOSS
Accumulated comprehensive loss is provided in the following table for the three months ended June 30, 2022 and 2021 (dollar amounts in millions):

	Pension	Translation Adjustments	Other	Total
Balance at March 31, 2022	$(75)	$(73)	$(1)	$(149)
Reclassified to income statement, net of taxes[1]	1	—	—	1
Translation adjustments	—	(32)	—	(32)
Balance at June 30, 2022	$(74)	$(105)	$(1)	$(181)

	Pension	Translation Adjustments	Other	Total
Balance at March 31, 2021	$(81)	$(75)	$(2)	$(157)
Reclassified to income statement, net of taxes[1]	1	—	—	1
Translation adjustments	—	7	—	7
Balance at June 30, 2021	$(80)	$(68)	$(2)	$(149)
Accumulated comprehensive loss is provided in the following table for the six months ended June 30, 2022 and 2021 (dollar amounts in millions):

	Pension	Translation Adjustments	Other	Total
Balance at December 31, 2021	$(76)	$(96)	$(1)	$(174)
Reclassified to income statement, net of taxes[1]	2	—	—	2
Translation adjustments	—	(9)	—	(9)
Balance at June 30, 2022	$(74)	$(105)	$(1)	$(181)

	Pension	Translation Adjustments	Other	Total
Balance at December 31, 2020	$(81)	$(68)	$(2)	$(151)
Reclassified to income statement, net of taxes[1]	2	—	—	2
Translation adjustments	—	—	—	—
Balance at June 30, 2021	$(80)	$(68)	$(2)	$(149)
1 Amounts of actuarial loss and prior service cost are components of net periodic benefit cost.
NOTE 16. OTHER OPERATING AND NON-OPERATING ITEMS
Other operating credits and charges, net
Other operating credits and charges, net, is comprised of the following components (dollar amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Insurance recoveries	$13	$2	$13	$2
Reorganization charges	—	—	(1)	—
Environmental costs	(2)	—	(2)	—
Other	—	1	—	1
Other operating credits and charges, net	$11	$3	$10	$3
Other non-operating items
Other non-operating items is comprised of the following components (dollar amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net periodic pension cost, excluding service cost	$(1)	$—	$(3)	$—
Loss on early debt extinguishment	—	—	—	(11)
Foreign currency gain (loss)	$3	$(3)	$(5)	$—
Other non-operating items	$2	$(3)	$(8)	$(11)
NOTE 17. SELECTED SEGMENT DATA
We operate in three segments: Siding, OSB, and South America. Our business units have been aggregated into these three segments based upon the similarity of economic characteristics, customers, and distribution methods. Our results of operations are summarized below for each of these segments separately, as well as for the “Other” category, which comprises other products that are not individually significant. In June 2022, LP reached an agreement for the sale of its EWP segment assets. As a result of this transaction, EWP has been reclassified to discontinued operations and is no longer a reportable segment of the Company. See "Note 7 –Discontinued Operations" for additional information.

We evaluate the performance of our business segments based on net sales and Adjusted EBITDA. Accordingly, our chief operating decision maker evaluates performance and allocates resources based primarily on net sales and Adjusted EBITDA for our business segments. Adjusted EBITDA is a non-GAAP financial measure and is defined as income attributed to LP from continuing operations before interest expense, provision for income taxes, depreciation and amortization, and excludes stock-based compensation expense, loss on impairment attributed to LP, product-line discontinuance charges, other operating credits and charges, net, loss on early debt extinguishment, investment income, pension settlement charges, and other non-operating items.
Information about our business segments is as follows (dollar amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales
Siding	$358	$291	$689	$576
OSB	673	778	1,417	1,317
South America	70	74	137	126
Other	30	26	55	43
Intersegment sales	(1)	—	(2)	(1)
Total sales	$1,130	$1,168	$2,297	2,062
PROFIT BY SEGMENT
Net income	$385	$497	$868	$817
Add (deduct):
Net loss attributed to noncontrolling interest	—	—	1	1
Income from discontinued operations, net of income taxes	(37)	(11)	(99)	(14)
Income attributed to LP from continuing operations	348	486	770	803
Provision for income taxes	116	144	240	239
Depreciation and amortization	32	29	64	57
Stock-based compensation expense	6	3	13	5
Other operating credits and charges, net	(11)	(3)	(10)	(3)
Loss on early debt extinguishment	—	—	—	11
Interest expense	3	4	6	9
Investment income	(2)	—	(3)	(1)
Other non-operating items	(2)	3	8	—
Adjusted EBITDA	$491	$665	$1,089	$1,119

Siding	$78	$77	$160	$168
OSB	403	565	908	919
South America	26	34	51	54
Other	(7)	(4)	(13)	(8)
Corporate	(9)	(7)	(17)	(14)
Adjusted EBITDA	$491	$665	$1,089	$1,119
NOTE 18. SUBSEQUENT EVENT
As previously disclosed on May 3, 2022, LP's Board of Directors authorized a share repurchase plan under which LP was authorized to repurchase shares of LP's common stock totaling up to $600 million (the 2022 Share Repurchase Program). Subsequent to June 30, 2022, through August 8, 2022, we used $197 million to repurchase 3.4 million shares of LP common stock under the 2022 Share Repurchase Program.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Condensed Consolidated Financial Statements and related Notes and other financial information appearing elsewhere in this quarterly report on Form 10-Q. The following discussion includes statements that are forward-looking statements that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. See "Cautionary Statement Regarding Forward-Looking Statements."
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
To serve these markets, we operate in three segments: Siding, OSB, and South America.
In March 2022, we sold our 50% equity interest in two joint ventures that produce I-joists to Resolute Forest Products Inc. (Resolute) for $59 million. The joint ventures were comprised of Resolute-LP Engineered Wood Larouche Inc. in Larouche, Quebec, and Resolute-LP Engineered Wood St-Prime Limited Partnership in Saint-Prime, Quebec. The total net carrying value of our equity method investment at the date of sale was $19 million. We recognized a gain on the sale of $39 million during the six months ended June 30, 2022, within Income from discontinued operations in the Condensed Consolidated Statements of Income.
In June 2022, LP and one of its wholly-owned subsidiaries entered into an asset purchase agreement with Pacific Woodtech Corporation, a Washington corporation, and Pacific Woodtech Canada Holdings Limited, a British Columbia limited company (collectively, the Purchaser). Pursuant to the terms and conditions of the asset purchase agreement, LP agreed to sell to the Purchaser the assets related to its Engineered Wood Products (EWP) segment in exchange for the Purchaser’s payment to the Company of $210 million in cash, subject to certain purchase price adjustments, and the Purchaser’s assumption of certain liabilities of the EWP segment. On August 1, 2022, the Company completed the sale of the EWP assets to the Purchaser. Upon closing, the Company entered into a transition services agreement with the Purchaser, pursuant to which the Company agreed to support the various activities of the EWP segment for a period not to exceed eight months.
As of June 30, 2022, we have classified the related assets and liabilities associated with the EWP segment as held for sale in our Condensed Consolidated Balance Sheets. The results of our EWP segment have been presented as discontinued operations in our Condensed Consolidated Statements of Income for all periods presented. See "Note 7 – Discontinued Operations" of the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this quarterly report on Form 10-Q for additional information.
Demand for our Building Products
Demand for our products correlates positively with new home construction and repair and remodeling activity in North America, which historically has been characterized by significant cyclicality. The U.S. Department of Census reported on July 19, 2022, that actual single housing starts were 3% lower for the three months ended June 30, 2022, and flat for the six months ended June 30, 2022, as compared to the same periods in 2021. Repair and remodeling activity is difficult to reasonably measure, but many indications, including the increase in LP’s retail sales, suggest that repair and remodeling activity is continuing to grow.
Although housing market demand has recently been strong, future economic conditions in the United States and the demand for homes remain uncertain due to inflationary impacts on the economy, including interest rates, employment levels, consumer confidence, and financial markets, among other things. Additionally, we have experienced increases in material prices, supply disruptions, and labor shortages, which will be a challenge as we continue to work to meet the demands of builders, remodelers, and homeowners worldwide. The potential effect of these factors on our future operational and financial performance is uncertain. As a result, our past performance may not be indicative of future results.
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
There have been no changes in the application of principles, methods, and assumptions used to determine our significant estimates since December 31, 2021.
Non-GAAP Financial Measures and Other Key Performance Indicators
In evaluating our business, we utilize non-GAAP financial measures that fall within the meaning of SEC Regulation G and Regulation S-K Item 10(e), which we believe provide users of the financial information with additional meaningful comparison to prior reported results. Non-GAAP financial measures do not have standardized definitions and are not defined by U.S. GAAP. In this quarterly report on Form 10-Q, we disclose income attributed to LP from continuing operations before interest expense, provision for income taxes, depreciation and amortization, and exclude stock-based compensation expense, loss on impairment attributed to LP, product-line discontinuance charges, other operating credits and charges, net, loss on early debt extinguishment, investment income, pension settlement charges, and other non-operating items as Adjusted EBITDA from continuing operations (Adjusted EBITDA), which is a non-GAAP financial measure. We have included Adjusted EBITDA in this report because we view it as an important supplemental measure of our performance and believe that it is frequently used by interested persons in the evaluation of companies that have different financing and capital structures and/or tax rates. We also disclose income attributed to LP from continuing operations, excluding loss on impairment attributed to LP, product-line discontinuance charges, interest expense outside of normal operations, other operating credits and charges, net, loss on early debt extinguishment, gain (loss) on acquisition, pension settlement charges, and adjusting for a normalized tax rate as Adjusted Income from continuing operations (Adjusted Income). We also disclose Adjusted Diluted EPS from continuing operations (Adjusted Diluted EPS), calculated as Adjusted Income divided by diluted shares outstanding. We believe that Adjusted Diluted EPS and Adjusted Income are useful measures for evaluating our ability to generate earnings and that providing these measures should allow interested persons to more readily compare the earnings for past and future periods.
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
The following table reconciles Net income to Adjusted EBITDA (dollar amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$385	$497	$868	$817
Add (deduct):
Net loss attributed to noncontrolling interest	—	—	1	1
Income from discontinued operations, net of income taxes	(37)	(11)	(99)	(14)
Income attributed to LP from continuing operations	348	486	770	803
Provision for income taxes	116	144	240	239
Depreciation and amortization	32	29	64	57
Stock-based compensation expense	6	3	13	5
Other operating credits and charges, net	(11)	(3)	(10)	(3)
Loss on early debt extinguishment	—	—	—	11
Interest expense	3	4	6	9
Investment income	(2)	—	(3)	(1)
Other non-operating items	(2)	3	8	—
Adjusted EBITDA	$491	$665	$1,089	$1,119

Siding	$78	$77	$160	$168
OSB	403	565	908	919
South America	26	34	51	54
Other	(7)	(4)	(13)	(8)
Corporate	(9)	(7)	(17)	(14)
Adjusted EBITDA	$491	$665	$1,089	$1,119

The following table provides the reconciliation of Net income to Adjusted Income (dollar amounts in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$385	$497	$868	$817
Add (deduct):
Net loss attributed to noncontrolling interest	—	—	1	1
Loss from discontinued operations	(37)	(11)	(99)	(14)
Income attributed to LP from continuing operations	348	486	770	803
Other operating credits and charges, net	(11)	(3)	(10)	(3)
Loss on early debt extinguishment	—	—	—	11
Reported tax provision	116	144	240	239
Adjusted income before tax	453	627	1,001	1,050
Normalized tax provision at 25%	(113)	(157)	(250)	(263)
Adjusted Income	$340	$470	$751	$788
Diluted shares outstanding	81	102	84	104
Diluted net income attributed to LP per share	$4.73	$4.90	$10.36	$7.85
Adjusted Diluted EPS	$4.19	$4.63	$8.96	$7.56
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
We monitor housing starts, which is a leading external indicator of residential construction in the United States that correlates with the demand for many of our products. We believe that this is a useful measure for evaluating our results and that providing this measure should allow interested persons to more readily compare our sales volume for past and future periods to an external indicator of product demand. Other companies may present housing start data differently, and therefore, housing starts data presented by us may not be comparable to similarly-titled indicators reported by other companies.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Housing starts[1]:
Single-Family	299	309	566	565
Multi-Family	151	126	274	229
	450	436	840	793

[1] Actual U.S. Housing starts data reported by U.S. Census Bureau as published through July 19, 2022.

We monitor sales volumes for our products in our Siding and OSB segments, which we define as the number of units of our products sold within the applicable period. Evaluating sales volume by product type helps us identify and address changes in product demand, broad market factors that may affect our performance, and opportunities for future growth. It should be noted that other companies may present sales volumes differently and, therefore, as presented by us, sales volumes may not be comparable to similarly-titled measures reported by other companies. We believe that sales volumes can be a useful measure for evaluating and understanding our business.
The following table sets forth sales volumes for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022				Three Months Ended June 30, 2021
Sales Volume	Siding	OSB	South America	Total	Siding	OSB	South America	Total
Siding Solutions (MMSF)	448	—	9	457	406	—	13	419
OSB - commodity (MMSF)	—	460	—	460	—	481	—	481
OSB - Structural Solutions (MMSF)	—	514	149	664	—	403	147	550

	Six Months Ended June 30, 2022				Six Months Ended June 30, 2021
Sales Volume	Siding	OSB	South America	Total	Siding	OSB	South America	Total
Siding Solutions (MMSF)	869	—	16	885	810	—	26	836
OSB - commodity (MMSF)	—	897	—	897	—	936	—	936
OSB - Structural Solutions (MMSF)	—	1,040	293	1,333	—	804	296	1,100
We measure the OEE of each of our mills to track improvements in the utilization and productivity of our manufacturing assets. OEE is a composite metric that considers asset uptime (adjusted for capital project downtime and similar events), production rates, and finished product quality. It should be noted that other companies may present OEE differently and, therefore, as presented by us, OEE may not be comparable to similarly-titled measures reported by other companies. We believe that when used in conjunction with other metrics, OEE can be a useful measure for evaluating our ability to generate profits, and providing this measure should allow interested persons to more readily monitor operational improvements. OEE for the three and six months ended June 30, 2022 and 2021, for each of our segments is listed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Siding	76%	74%	75%	74%
OSB	71%	77%	73%	75%
South America	75%	78%	75%	76%
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
Segment sales, Adjusted EBITDA, and Adjusted EBITDA margin for this segment were as follows (dollar amounts in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Net sales	$358	$291	23%	$689	$576	20%
Adjusted EBITDA	78	77	—%	160	168	(5)%
Adjusted EBITDA margin	22%	27%		23%	29%
Sales in this segment by product line were as follows (dollar amounts in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Siding Solutions	$356	$288	24%	$686	$570	20%
Other	1	3	(63)%	3	6	(48)%
Total	$358	$291	23%	$689	$576	20%
Percent changes in average sales prices and unit shipments for the three and six months ended June 30, 2022, compared to the corresponding periods in 2021, were as follows:

	Three Months Ended June 30, 2022 versus 2021		Six Months Ended June 30, 2022 versus 2021
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
Siding Solutions	12%	10%	12%	7%
The combined effects of list price increases and improving mix of innovative products drove year-over-year increases in the average net selling price for the three and six months ended June 30, 2022. Additionally, the production ramp-up of the Houlton facility was ahead of schedule and contributed almost half of the year-over-year sales volume increase during the three months ended June 30, 2022.
Adjusted EBITDA increased for the three months ended June 30, 2022, reflecting price and volume growth largely offset by $29 million of raw material and freight inflation and $7 million of discretionary investments in support of future growth, including siding mill conversions and sales and marketing costs. The decrease in Adjusted EBITDA of $8 million for the six months ended June 30, 2022, reflects price and volume growth offset primarily by $55 million of raw material and freight inflation and $19 million of discretionary investments in support of future growth, including siding mill and sales and marketing costs.
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
Segment sales, Adjusted EBITDA, and Adjusted EBITDA Margin for this segment were as follows (dollar amounts in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Net sales	$673	$778	(14)%	$1,417	$1,317	8%
Adjusted EBITDA	403	565	(29)%	908	919	(1)%
Adjusted EBITDA margin	60%	73%		64%	70%

Sales in this segment by product line were as follows (dollar amounts in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
OSB - Structural Solutions	$384	$350	10%	$791	$605	31%
OSB - commodity	287	425	(32)%	621	707	(12)%
Other	2	2	(21)%	5	5	2%
Total	$673	$778	(14)%	$1,417	$1,317	8%
Percent changes in average sales prices and unit shipments for the three and six months ended June 30, 2022, compared to the corresponding periods in 2021, were as follows:

	Three Months Ended June 30, 2022 versus 2021		Six Months Ended June 30, 2022 versus 2021
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
OSB - Structural Solutions	(14)%	28%	1%	29%
OSB - Commodity	(30)%	(4)%	(8)%	(4)%
OSB average net selling prices decreased year-over-year by 22% on 10% higher OSB sales volume for the three months ended June 30, 2022, resulting in a 14% decrease in net sales. OSB average net selling prices decreased year-over-year by 3% on 11% higher OSB sales volume for the six months ended June 30, 2022, resulting in an 8% increase in net sales.
The decrease in Adjusted EBITDA of $162 million for the three months ended June 30, 2022, reflects $195 million from lower prices and $22 million of increased raw material inflation offset partially by $54 million from higher sales volume. The decrease in Adjusted EBITDA of $11 million for the six months ended June 30, 2022, reflects $65 million from lower prices and $45 million of increased raw material inflation offset partially by $96 million from higher sales volume.
South America
Our South America segment manufactures and distributes OSB structural panel and siding products in South America and certain export markets. This segment has manufacturing operations in two countries, Chile and Brazil, and operates sales offices in Chile, Brazil, Peru, Colombia, Argentina, and Paraguay.
Segment sales, Adjusted EBITDA, and Adjusted EBITDA margin for this segment were as follows (dollar amounts in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Net sales	$70	$74	(5)%	$137	$126	8%
Adjusted EBITDA	26	34	(23)%	51	54	(5)%
Adjusted EBITDA margin	37%	46%		37%	43%

Sales in this segment by product line were as follows (dollar amounts in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
OSB - Structural Solutions	$64	$63	2%	$123	$104	17%
Siding	6	10	(39)%	12	20	(41)%
Other	—	—	(100)%	2	3	(15)%
Total	$70	$74	(5)%	$137	$126	8%
Percent changes in average sales prices and unit shipments for the three and six months ended June 30, 2022, compared to the corresponding periods in 2021, were as follows:

	Three Months Ended June 30, 2022 versus 2021		Six Months Ended June 30, 2022 versus 2021
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
OSB - Structural Solutions	4%	(4)%	15%	(1)%
Siding	(14)%	(32)%	(3)%	(37)%
Net sales in South America decreased year-over-year by 5% for the three months ended June 30, 2022, predominately due to 6% lower sales volume. Net sales increased year-over-year by 8% for the six months ended June 30, 2022, due in large part to higher OSB prices.
The year-over-year decrease in Adjusted EBITDA of $8 million for the three months ended June 30, 2022, reflects lower sales volume and higher costs for raw material costs. The year-over-year decrease in Adjusted EBITDA of $3 million for the first six months of 2022 reflects the net effect of lower sales volume, higher raw materials costs, and higher OSB prices.
Other Products
Our Other products segment includes off-site framing operation Entekra Holdings LLC (Entekra), remaining timber and timberlands, and other minor products, services, and closed operations, which do not qualify as discontinued operations. Other net sales were $30 million and $55 million for the three and six months ended June 30, 2022, respectively, as compared to $26 million and $43 million for the corresponding periods in 2021. These increases are primarily due to increases in Entekra sales volumes.
Adjusted EBITDA was $(7) million and $(13) million for the three and six months ended June 30, 2022, respectively, as compared to $(4) million and $(8) million for the corresponding periods in 2021.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses were $67 million and $129 million for the three and six months ended June 30, 2022, respectively, compared to $53 million and $97 million for the corresponding periods in 2021. The increase in 2022 is due to increased travel, sales and marketing, and corporate overhead primarily driven by the reduction of restrictions related to the COVID-19 pandemic and costs associated with stock compensation and performance incentives.
Income Taxes
We recognized an estimated tax provision from continuing operations of $116 million and $240 million for the three and six months ended June 30, 2022, respectively, compared to $144 million and $239 million for the corresponding periods of 2021. The total effective tax rate for continuing operations for the three and six months ended June 30, 2022, was 25% and 24% compared to the 23% for the comparable periods in 2021, respectively. Each quarter the income tax accrual is adjusted to the latest estimate, and the difference from the previously accrued year-to-date balance is recorded in the current quarter. For 2022 and 2021, the primary difference between the U.S. statutory rate of 21% and the effective rate relates to state income tax.

Legal and Environmental Matters
For a discussion of legal and environmental matters involving us and the potential impact thereof on our financial position, results of operations, and cash flows, see Items 3, 7, and 8 in our 2021 Annual Report on Form 10-K and Note 11 of the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this quarterly report on Form 10-Q.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity are existing cash and investment balances, cash generated by our operations, and our ability to borrow under such credit facilities as we may have in effect from time to time. We may also, from time to time, issue and sell equity, debt, or hybrid securities or engage in other capital market transactions.
Our principal uses of liquidity are paying the costs and expenses associated with our operations, servicing outstanding indebtedness, paying dividends, and making capital expenditures. We may also, from time to time, prepay or repurchase outstanding indebtedness or shares or acquire assets or businesses that are complementary to our operations. Any such repurchases may be commenced, suspended, discontinued, or resumed, and the method or methods of effecting any such repurchases may be changed, at any time, or from time to time, without prior notice.
We expect to fund our capital expenditures through cash on hand, cash generated from operations, and available borrowing under our Amended Credit Facility, as necessary.
Operating Activities
During the six months ended June 30, 2022 and 2021, cash provided by operations was $908 million and $772 million, respectively. The improvement in cash provided by operations for the period ended June 30, 2022, was primarily related to changes in working capital and lower income payments.
Investing Activities
During the six months ended June 30, 2022 and 2021, cash used in investing activities was $135 million and $63 million, respectively. During the six months ended June 30, 2022, we received $59 million in proceeds from the sale of our 50% equity interest in two joint ventures.
Capital expenditures for the six months ended June 30, 2022 and 2021, were $196 million and $65 million, respectively, primarily related to siding conversion expenditures and growth and maintenance capital.
Financing Activities
During the six months ended June 30, 2022, cash used in financing activities was $626 million. On May 3, 2022, LP's Board of Directors authorized a share repurchase plan under which LP was authorized to repurchase shares of LP's common stock totaling up to $600 million (the 2022 Share Repurchase Program). During the six months ended June 30, 2022, we used $575 million to repurchase shares of LP common stock ($500 million from the Second 2021 Share Repurchase Program (defined below) and $75 million from the 2022 Share Repurchase Program (defined below)). Additionally, we paid cash dividends of $37 million and used $15 million to repurchase stock from employees in connection with income tax withholding requirements associated with our employee stock-based compensation plans.
During the six months ended June 30, 2021, cash used in financing activities was $642 million. During the six months ended June 30, 2021, we used $300 million to repurchase shares of LP common stock under the share repurchase program authorized by LP's Board of Directors in 2020 and $288 million to repurchase shares of LP common stock under the repurchase program authorized by LP's Board of Directors in May 2021. Additionally, we paid cash dividends of $33 million and used $12 million to repurchase stock from employees in connection with income tax withholding requirements associated with our employee stock-based compensation plans. In March 2021, we issued $350 million in aggregate principal amount of the 2029 Senior Notes, and in February 2021, LP delivered to holders of the 2024 Senior Notes a conditional notice of redemption to redeem on March 27, 2021, all of the 2024 Senior Notes outstanding at a redemption price of 102.438% of the principal amount thereof plus accrued and unpaid interest up to, but not including, the redemption date. The redemption notice became irrevocable on March 11, 2021, and the 2024 Senior Notes were fully redeemed on March 27, 2021. In connection with these aforementioned financing activities, we paid $13 million in redemption premiums and debt issuance costs.
Credit Facility and Letter of Credit Facility
In June 2021 and August 2021, we entered into the third and fourth amendments to our revolving credit facility, dated as of June 27, 2019 (Credit Facility), with American AgCredit, PCA, as administrative agent, and CoBank, ACB, as letter of credit issuer (as amended, the Amended Credit Facility). The Amended Credit Facility provides for a revolving credit facility in the principal amount of up to $550 million, with a $60 million sub-limit for letters of credit. The Amended Credit Facility, and all loans thereunder, become due on June 8, 2027. As of June 30, 2022, we had no amounts outstanding under the Amended Credit Facility.
The Amended Credit Facility contains various restrictive covenants and customary events of default, the occurrence of which could result in the acceleration of our obligation to repay the indebtedness outstanding thereunder. The Amended Credit Facility also contains financial covenants that require us and our consolidated subsidiaries to have, as of the end of each quarter, a capitalization ratio (i.e., funded debt less unrestricted cash to total capitalization) of no more than 57.5%. As of June 30, 2022, we were in compliance with all financial covenants under the Amended Credit Facility.
In March 2020, LP entered into the Letter of Credit Facility, which provides for the funding of letters of credit up to an aggregate outstanding amount of $20 million, which may be secured by certain cash collateral of LP. The Letter of Credit Facility includes an unused commitment fee, due quarterly, ranging from 0.50% to 1.875% of the daily available amount to be drawn on each letter of credit issued under the Letter of Credit Facility. The Letter of Credit Facility is subject to similar affirmative, negative, and financial covenants as those set forth in the Amended Credit Facility, including the capitalization ratio covenant. As of June 30, 2022, we were in compliance with all financial covenants under the Letter of Credit Facility.
Other Liquidity Matters
Off-Balance Sheet Arrangements
As of June 30, 2022, we had standby letters of credit of $13 million outstanding related to collateral for environmental impact on owned properties, a deposit for a forestry license, and insurance collateral, including workers' compensation.
Potential Impairments
We review our mill and investment assets for potential impairments at least annually and believe we have adequate support for the carrying value of our assets as of June 30, 2022.
If demand and pricing for our products are significantly below cycle average demand and pricing, should we decide to invest capital in alternative projects, should changes occur related to our wood supply for these locations, or should demand and pricing of our products fall as a result of the long-term effects of the COVID-19 pandemic, it is possible that future impairment charges will be required. As of June 30, 2022, there were no indications of impairment.
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
Some of our products are sold as commodities, and therefore sales prices fluctuate daily based on market factors over which we have little or no control. The most significant commodity product we sell is OSB. There have been no material changes to the assumed production capacity and annual average price sensitivity previously disclosed under the caption “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our 2021 Annual Report on Form 10-K.
We are exposed to market risk associated with changes in interest rates on our variable rate long-term debt. As of June 30, 2022, we had no outstanding amounts borrowed under our Amended Credit Facility. We do not currently have any derivative or hedging arrangements, or other known exposures, to changes in interest rates.
We historically have not entered into material commodity futures and swaps, although we may do so in the future.

ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of June 30, 2022, our Chief Executive Officer and Chief Financial Officer carried out, with the participation of the Company's management, a review and evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2022, LP’s disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter, ended June 30, 2022, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II-OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The description of certain legal and environmental matters involving LP set forth in Item 1 of this quarterly report on Form 10-Q under Note 11 of the Notes to the Condensed Consolidated Financial Statements contained herein is incorporated herein by reference.
ITEM 1A.RISK FACTORS
In addition to the other information set forth in this quarterly report on Form 10-Q, an investor should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s 2021 Annual Report on Form 10-K and Part II, "Item 1A. Risk Factors" in the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2022. Except as set forth below, there were no material changes to the risk factors previously disclosed under the caption "Item 1A. Risk Factors" in Part I of our 2021 Annual Report on Form 10-K and in Part II of our quarterly report on Form 10-Q for the quarter ended March 31, 2022.

Rising inflation may adversely affect us by increasing costs of raw materials, labor, and other costs beyond what we can recover through price increases.

Inflation can adversely affect us by increasing the costs of raw materials, labor, and other costs required to operate and grow our business. Many of the markets in which we sell our products are experiencing high levels of inflation, which may depress consumer demand for our products and reduce our profitability if we are unable to raise prices enough to keep up with increases in our costs. Inflationary pressures have resulted in increases in the cost of certain raw materials, and other supplies necessary for the production of our products, and such increases may continue to impact us in the future and expose us to risks associated with significant levels of cost inflation. If we are unable to increase our prices to offset the effects of inflation, our business, operating results, and financial condition could be materially and adversely affected.

The risks, as described in our 2021 Annual Report on Form 10-K and our quarterly report on Form 10-Q for the quarter ended March 31, 2022, as supplemented above, are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, operating results, or cash flows.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On May 3, 2022, LP's Board of Directors authorized an additional share repurchase plan under which the Company may repurchase shares of its common stock totaling up to $600 million (the 2022 Share Repurchase Program). Repurchases of such shares may be effected, among other ways, in open market transactions, privately negotiated transactions, or through a series of forward purchase agreements, option contracts, or similar agreements and contracts, including a Rule 10b5-1 plan, in accordance with the rules and regulations of the SEC. The timing and amount of repurchase transactions are subject to the Company’s discretion and will depend on a variety of factors, including market and business conditions and other considerations.
The following amounts of our common stock were repurchased under this authorization during the quarter ended June 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Purchase Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in millions) end
April 1, 2022 - April 30, 2022	2,560,504	$62.17	2,560,504	$237
May 1, 2022 - May 31, 2022	2,346,876	$68.56	2,346,876	$676
June 1, 2022 - June 30, 2022	2,430,433	$62.00	2,430,433	$525
Total for Second Quarter 2022	7,337,813		7,337,813
1On November 2, 2021, LP's Board of Directors authorized a share repurchase plan under which LP may repurchase shares of its common stock totaling up to $500 million (the Second 2021 Share Repurchase Program). On May 3, 2022, LP's Board of Directors authorized the 2022 Share Repurchase Program under which LP may repurchase shares of its common stock totaling up to $600 million. As of June 30, 2022, LP had used $500 million under the Second 2021 Share Repurchase Program and $75 million under the 2022 Share Repurchase Program.

ITEM 6.EXHIBITS

2.1
Asset Purchase Agreement, dated as of June 21, 2022, by and among Louisiana-Pacific Corporation, Louisiana-Pacific Canada LTD, Pacific Woodtech Corporation and Pacific Woodtech Canada Holdings Limited. Incorporated herein by reference to Exhibit 2.1 to LP’s Current Report on Form 8-K filed on June 22, 2022.***

10.1	2022 Omnibus Stock Award Plan. Incorporated herein by reference to Annex A to LP’s Definitive Proxy Statement on Schedule 14A, filed on March 18, 2022.

10.2
Form of Restricted Stock Unit Award Agreement with retirement provisions under the 2022 Omnibus Stock Award Plan. Incorporated herein by reference to Exhibit 10.4 to LP's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

10.3
Form of Restricted Stock Unit Award Agreement for directors under the 2022 Omnibus Stock Award Plan. Incorporated herein by reference to Exhibit 10.5 to LP's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

10.4
Form of Performance Shares Award Agreement under the 2022 Omnibus Stock Award Plan. Incorporated herein by reference to Exhibit 10.6 to LP's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

10.5	First Amendment to Louisiana-Pacific 2019 Employee Stock Purchase Plan. Incorporated herein by reference to Exhibit 10.7 to LP's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

10.6
Amended and Restated Louisiana-Pacific Corporation Non-Employee Director Compensation Plan. Incorporated herein by reference to Exhibit 10.8 to LP's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

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
*Filed herewith.
** Furnished herewith.
*** Disclosure schedules and certain exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Asset Purchase Agreement as filed identifies such schedules and exhibits, including the general nature of their contents. Louisiana-Pacific Corporation will furnish a copy of any omitted attachment to the Securities and Exchange Commission on a confidential basis upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

LOUISIANA-PACIFIC CORPORATION

Date:	August 9, 2022	BY:	/S/ W. BRADLEY SOUTHERN
W. Bradley Southern
Chief Executive Officer

Date:	August 9, 2022	BY:	/S/ ALAN J.M. HAUGHIE
Alan J.M. Haughie
Executive Vice President and
Chief Financial Officer