Form 10-Q
period 2022-09-30
LOUISIANA-PACIFIC CORP
filed 2022-11-03
CIK 60519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 71,695,455 shares of common stock, $1 par value, outstanding as of October 31, 2022.
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

PART I - FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
Condensed Consolidated Statements of Income
Dollar and share amounts in millions, except per share amounts
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	$852	$1,018	$3,149	$3,080
Cost of sales	(620)	(513)	(1,778)	(1,423)
Gross profit	232	505	1,370	1,657
Selling, general, and administrative expenses	(67)	(58)	(196)	(155)
Other operating credits and charges, net	7	2	17	5
Income from operations	172	448	1,191	1,507
Interest expense	(3)	(4)	(9)	(12)
Investment income	5	—	8	1
Other non-operating items	(3)	(2)	(11)	(13)
Income before income taxes	172	442	1,178	1,482
Provision for income taxes	(44)	(111)	(284)	(350)
Equity in unconsolidated affiliate	1	1	4	3
Income from continuing operations	129	332	898	1,134
Income from discontinued operations, net of income taxes	97	33	196	47
Net income	$226	$365	$1,093	$1,182
Net loss attributed to noncontrolling interest	—	—	1	1
Net income attributed to LP	$226	$365	$1,094	$1,183

Net income attributed to LP per share of common stock:
Income per share continuing operations - basic	$1.75	$3.55	$11.23	$11.34
Income per share discontinued operations - basic	1.32	0.35	2.45	0.47
Net income per share - basic	$3.07	$3.90	$13.67	$11.81

Income per share continuing operations - diluted	$1.74	$3.52	$11.16	$11.26
Income per share discontinued operations - diluted	1.31	0.35	2.43	0.47
Net income per share - diluted	$3.05	$3.87	$13.59	$11.73

Average shares of common stock used to compute net income per share:
Basic	74	94	80	100
Diluted	74	94	80	101
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income
Dollar amounts in millions
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$226	$365	$1,093	$1,182
Other comprehensive income, net of tax
Foreign currency translation adjustments	(13)	(21)	(22)	(21)
Changes in defined benefit pension plans	3	2	6	3
Other comprehensive income (loss), net of tax	(9)	(19)	(16)	(18)
Comprehensive income	216	346	1,077	1,164
Comprehensive loss associated with noncontrolling interest	—	—	1	1
Comprehensive income attributed to LP	$216	$346	$1,078	$1,165
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets
Dollar amounts in millions
(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$469	$358
Receivables, net of allowance for doubtful accounts of $1 million as of September 30, 2022, and December 31, 2021	171	169
Inventories	337	278
Prepaid expenses and other current assets	24	17
Current assets of discontinued operations	—	68
Total current assets	1,001	890

Timber and timberlands	39	42
Property, plant, and equipment, net	1,215	1,039
Operating lease assets	44	50
Goodwill and other intangible assets	37	39
Investments in and advances to affiliates	7	7
Restricted cash	14	13
Other assets	23	25
Deferred tax asset	4	2
Long-term assets of discontinued operations	—	87
Total assets	$2,383	$2,194

LIABILITIES AND EQUITY
Accounts payable and accrued liabilities	$342	$304
Income tax payable	88	13
Current liabilities of discontinued operations	—	34
Total current liabilities	430	351

Long-term debt	346	346
Deferred income taxes	107	86
Non-current operating lease liabilities	40	44
Contingency reserves, excluding current portion	26	24
Other long-term liabilities	69	63
Long-term liabilities of discontinued operations	—	42
Total liabilities	$1,019	$955

Redeemable noncontrolling interest	3	4

Stockholders’ equity:
Common stock, $1 par value, 200,000,000 shares authorized; 87,986,865 and 71,690,061 shares issued and outstanding, respectively, as of September 30, 2022; and 102,415,883 and 85,636,154 shares issued and outstanding, respectively, as of December 31, 2021	88	102
Additional paid-in capital	459	458
Retained earnings	1,395	1,239
Treasury stock, 16,296,804 shares and 16,779,729 shares, at cost as of September 30, 2022, and December 31, 2021, respectively	(390)	(390)
Accumulated comprehensive loss	(190)	(174)
Total stockholders’ equity	1,361	1,235
Total liabilities and stockholders’ equity	$2,383	$2,194
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows
Dollar amounts in millions
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,093	$1,182
Adjustments to net income:
Depreciation and amortization	99	88
Gain on sale of assets	(157)	—
Deferred taxes	27	15
Loss on early debt extinguishment	—	11
Other adjustments, net	34	7
Changes in assets and liabilities (net of acquisitions and divestitures):
Receivables	(20)	(59)
Prepaid expenses and other current assets	(11)	(5)
Inventories	(72)	(66)
Accounts payable and accrued liabilities	40	64
Income taxes payable, net of receivables	70	46
Net cash provided by operating activities	1,103	1,283
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant, and equipment additions	(282)	(133)
Proceeds from sales of assets	265	—
Other investing activities	3	3
Net cash used in investing activities	(14)	(131)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing of long-term debt	—	350
Repayment of long-term debt, including redemption premium	—	(359)
Payment of cash dividends	(53)	(50)
Purchase of stock	(900)	(987)
Other financing activities	(15)	(12)
Net cash used in financing activities	(968)	(1,058)
EFFECT OF EXCHANGE RATE ON CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(11)	(10)
Net increase in cash, cash equivalents, and restricted cash	111	84
Cash, cash equivalents, and restricted cash at beginning of period	371	535
Cash, cash equivalents, and restricted cash at end of period	$482	$620

Supplemental cash flow information:
Cash paid for income taxes, net of cash received	$242	$305
Cash paid for interest, net of cash received	$14	$16
Unpaid capital expenditures	$44	$42
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Stockholders' Equity
Dollar and share amounts in millions, except per share amounts
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	102	$102	17	$(390)	$458	$1,239	$(174)	$1,235
Net income attributed to LP	—	—	—	—	—	484	—	484
Dividends paid ($0.22 per share)	—	—	—	—	—	(19)	—	(19)
Issuance of shares under stock plans	—	—	(1)	14	(14)	—	—	—
Taxes paid related to net settlement of stock-based awards	—	—	—	(15)	—	—	—	(15)
Purchase of stock	(2)	(2)	—	—	—	(102)	—	(104)
Compensation expense associated with stock-based compensation	—	—	—	—	7	—	—	7
Other comprehensive income	—	—	—	—	—	—	24	24
Balance, March 31, 2022	101	$101	16	$(391)	$451	$1,601	$(149)	$1,613
Net income attributed to LP	—	—	—	—	—	384	—	384
Dividends paid ($0.22 per share)	—	—	—	—	—	(18)	—	(18)
Issuance of shares under stock plans	—	—	—	2	—	—	—	2
Taxes paid related to net settlement of stock-based awards	—	—	—	(1)	—	—	—	(1)
Purchase of stock	(7)	(7)	—	—	—	(463)	—	(471)
Compensation expense associated with stock-based compensation	—	—	—	—	7	—	—	7
Other comprehensive loss	—	—	—	—	—	—	(31)	(31)
Balance, June 30, 2022	94	$94	16	$(390)	$457	$1,505	$(181)	$1,484
Net income attributed to LP	—	—	—	—	—	226	—	226
Dividends paid (0.22 per share)	—	—	—	—	—	(16)	—	(16)
Issuance of shares under stock plans	—	—	—	—	—	—	—	—
Purchase of stock	(6)	(6)	—	—	—	(320)	—	(325)
Compensation expense associated with stock-based compensation	—	—	—	—	2	—	—	2
Other comprehensive loss	—	—	—	—	—	—	(9)	(9)
Balance, September 30, 2022	88	$88	16	$(390)	$459	$1,395	$(190)	$1,361
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2020	124	$124	17	$(397)	$452	$1,206	$(151)	$1,234
Net income attributed to LP	—	—	—	—	—	320	—	320
Dividends paid ($0.16 per share)	—	—	—	—	—	(17)	—	(17)
Issuance of shares under stock plans	—	—	—	11	(11)	—	—	—
Taxes paid related to net settlement of stock-based awards	—	—	—	(6)	—	—	—	(6)
Purchase of stock	(2)	(2)	—	—	—	(120)	—	(122)
Compensation expense associated with stock-based compensation	—	—	—	—	1	—	—	1
Other comprehensive loss	—	—	—	—	—	—	(6)	(6)
Balance, March 31, 2021	121	$121	17	$(393)	$443	$1,390	$(157)	$1,404
Net income attributed to LP	—	—	—	—	—	498	—	498
Dividends paid ($0.16 per share)	—	—	—	—	—	(16)	—	(16)
Issuance of shares under stock plans	—	—	—	2	(1)	—	—	1
Purchase of stock	(7)	(7)	—	—	—	(458)	—	(465)
Compensation expense associated with stock-based compensation	—	—	—	—	4	—	—	4
Other comprehensive income	—	—	—	—	—	—	8	8
Balance, June 30, 2021	114	$114	17	$(390)	$446	$1,413	$(149)	$1,433
Net income attributed to LP	—	—	—	—	—	365	—	365
Dividends paid ($0.18 per share)	—	—	—	—	—	(17)	—	(17)
Purchase of stock	(7)	(7)	—		—	(392)	—	(399)
Compensation expense associated with stock-based compensation	—	—	—	—	5	—	—	5
Other comprehensive income	—	—	—	—	—	—	(19)	(19)
Balance, September 30, 2021	107	$107	17	$(390)	$451	$1,369	$(168)	$1,368
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
In August 2022, LP and one of its wholly-owned subsidiaries sold the assets related to the Engineered Wood Products (EWP) segment to Pacific Woodtech Corporation, a Washington corporation, and Pacific Woodtech Canada Holdings Limited, a British Columbia limited company (collectively, the Purchaser) for $217 million in gross cash proceeds after taking into account working capital adjustments (including $3 million received subsequent to September 30, 2022). Upon closing, the Company entered into a transition services agreement (TSA) with the Purchaser, pursuant to which the Company agreed to support the various activities of the EWP segment for a period not to exceed eight months. We have classified the related assets and liabilities associated with the EWP segment as discontinued operations in our Condensed Consolidated Balance Sheets. The results of our EWP segment have been presented as discontinued operations in our Condensed Consolidated Statements of Income for all periods presented. See Note 7 –Discontinued Operations for additional information.
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

Three Months Ended September 30, 2022
By product type and family:	Siding	OSB	South America	Other	Inter-segment	Total
Value-add
Siding Solutions	$393	$—	$6	$—	$—	$399
OSB - Structural Solutions	—	205	47	—	—	251
	393	205	53	—	—	650
Commodity
OSB - commodity	—	180	—	—	—	180

Other
Other products	1	3	—	17	—	22
	$394	$388	$53	$17	$(1)	$852

Three Months Ended September 30, 2021
By product type and family:	Siding	OSB	South America	Other	Inter-segment	Total
Value-add
Siding Solutions	$310	$—	$9	$—	$—	$319
OSB - Structural Solutions	—	307	65	—	—	372
	310	307	75	—	—	691
Commodity
OSB - commodity	—	290	—	—	—	290

Other
Other products	3	4	2	30	(1)	38
	$312	$600	$76	$30	$(1)	$1,018

Nine Months Ended September 30, 2022
By product type and family:	Siding	OSB	South America	Other	Inter-segment	Total
Value-add
Siding Solutions	$1,079	$—	$18	$—	$—	$1,097
OSB - Structural Solutions	—	995	172	—	(2)	1,165
	1,079	995	190	—	(2)	2,262
Commodity
OSB - commodity	—	801	—	—	(1)	801

Other
Other products	4	9	—	72	—	86
	$1,083	$1,805	$190	$72	$(2)	$3,149

Nine Months Ended September 30, 2021
By product type and family:	Siding	OSB	South America	Other	Inter-segment	Total
Value-add
Siding Solutions	$879	$—	$29	$—	$—	$908
OSB - Structural Solutions	—	912	171	—	—	1,082
	879	912	200	—	—	1,991
Commodity
OSB - commodity	—	997	—	—	—	997

Other
Other products	9	9	3	73	(2)	93
	$889	$1,917	$203	$73	$(2)	$3,080
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
The following table sets forth the computation of basic and diluted earnings per share (dollar and share amounts in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Income from continuing operations	$129	$332	$898	$1,134
Net loss attributed to noncontrolling interest	—	—	1	1
Income attributed to LP from continuing operations	129	332	898	1,135
Income for discontinued operations, net of income taxes	97	33	196	47
Net income attributed to LP	$226	$365	$1,094	$1,183

Weighted average common shares outstanding - basic	74	94	80	100
Dilutive effect of employee stock plans	—	—	1	1
Shares used for diluted earnings per share	74	94	80	101
Net income attributed to LP per share - basic:
Continuing operations	$1.75	$3.55	$11.23	$11.34
Discontinued operations	1.32	0.35	2.45	0.47
Net income attributed to LP per share - basic	$3.07	$3.90	$13.67	$11.81

Net income attributed to LP per share – diluted:
Continuing operations	$1.74	$3.52	$11.16	$11.26
Discontinued operations	1.31	0.35	2.43	0.47
Net income attributed to LP per share - diluted	$3.05	$3.87	$13.59	$11.73
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
The fair value of the 3.625% Senior Notes due in 2029 (2029 Senior Notes) was estimated to be $276 million and $358 million as of September 30, 2022, and December 31, 2021, respectively, based on market quotations. The 2029 Senior Notes and other long-term debt are categorized as Level 1 in the U.S. GAAP fair value hierarchy. Fair values are based on trading activity among the Company’s lenders and the average bid and ask price is determined using published rates.
There were no outstanding amounts borrowed under our Amended Credit Facility (defined below) as of September 30, 2022.
Carrying amounts reported on the balance sheet for cash and cash equivalents, accounts receivables, and accounts payable approximate fair value due to the short-term maturity of these items.
NOTE 5. RECEIVABLES
Receivables consisted of the following (dollar amounts in millions):

	September 30, 2022	December 31, 2021
Trade receivables	$147	$156
Other receivables	24	13
Income tax receivable	—	1
Allowance for doubtful accounts	(1)	(1)
Total	$171	$169
Trade receivables are primarily generated by sales of our products to our wholesale and retail customers. Other receivables as of September 30, 2022, and December 31, 2021, primarily consist of sales tax receivables, vendor rebates, and other miscellaneous receivables.
NOTE 6. INVENTORIES
Inventories are valued at the lower of cost or net realizable value. Inventory cost includes materials, labor, and operating overhead. The major types of inventories (work in process is not material and is included in Semi-finished inventory) are as follows (dollar amounts in millions):

	September 30, 2022	December 31, 2021
Logs	$45	$50
Other raw materials	95	57
Semi-finished inventory	25	20
Finished products	172	150
Total	$337	$278
NOTE 7. DISCONTINUED OPERATIONS
Engineered Wood Products (EWP)
On August 1, 2022, the Company completed the sale of the assets related to the EWP segment to the Purchaser. As a result of the sale, the Company received $217 million in gross cash proceeds after taking into account working capital adjustments (including $3 million received subsequent to September 30, 2022). The Company paid $12 million in direct transaction costs, resulting in net proceeds of $205 million. The net carrying value of the EWP assets at the time of sale was $87 million, which resulted in a pre-tax gain of approximately $118 million within Income from discontinued operations in the Condensed Consolidated Statements of Income.
Upon closing, the Company entered into the TSA with the Purchaser, pursuant to which the Company agreed to support the various activities of the EWP segment for a period not to exceed eight months. During the three months ended September 30, 2022, the Company collected $33 million on the Purchaser's behalf pursuant to the TSA. As of September 30, 2022, the Company has $14 million due to the Purchaser, which is included in the Condensed Consolidated Balance Sheets.

The Company has classified the results of its EWP segment as discontinued operations in its Condensed Consolidated Statements of Income and we have classified the related assets and liabilities associated with the EWP segment as discontinued operations in our Condensed Consolidated Balance Sheets.
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
The following table presents the financial results of the EWP segment (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	$67	$201	$455	$481
Cost of sales	(54)	(156)	(352)	(403)
Gross profit	13	45	103	78
Selling, general, and administrative expenses	(2)	(5)	(12)	(15)
Income from operations of discontinued operations	12	40	91	64
Other non-operating items	—	5	—	(1)
Gain on disposal before income taxes	118	—	158	—
Income from discontinued operations before income taxes	130	44	249	63
Provision for income taxes	(33)	(11)	(53)	(16)
Income from discontinued operations, net of income taxes	$97	$33	$196	$47
The following summarizes the total cash provided by operations and total cash used for investing activities related to the EWP segment and included in the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 (in millions):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by discontinued operating activities	$18	$30
Net cash provided by (used in) discontinued investing activities	$258	$(25)
Net cash provided by discontinued investing activities for the nine months ended September 30, 2022, includes $59 million of proceeds from the sale of our 50% equity interest in two joint ventures that produce I-joists and $202 million of net proceeds from the sale of the EWP segment assets.

The following table presents the aggregate carrying amounts of discontinued operations related to the EWP segment in the Condensed Consolidated Balance Sheets (in millions):

December 31, 2021
Carrying amounts of assets included as part of discontinued operations:
Accounts receivable, net	$22
Inventories	46
Timber and timberlands	42
Property, plant, and equipment, net	30
Operating lease assets	1
Investments in and advances to affiliates	14
Total assets classified as discontinued operations in the Condensed Consolidated Balance Sheet	$156

Carrying amounts of liabilities included as part of discontinued operations:
Accounts payable and accrued liabilities	$34
Other liabilities	42
Total liabilities classified as discontinued operations in the Condensed Consolidated Balance Sheet	$76
NOTE 8. GOODWILL AND OTHER INTANGIBLES
Goodwill and indefinite-lived intangible assets are not amortized and are subject to assessment for impairment by applying a fair value-based test on an annual basis, or more frequently if circumstances indicate a potential impairment. The Company’s annual assessment date is October 1.
Changes in goodwill and other intangible assets for the nine months ended September 30, 2022, are provided in the following table (dollar amounts in millions):

	Timber licenses[1]	Goodwill	Developed Technology	Trademarks
Beginning balance December 31, 2021	$30	$19	$17	$2
Amortization	(2)	—	(1)	—
Ending balance September 30, 2022	$28	$19	$16	$2
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
The components of redeemable noncontrolling interest as of September 30, 2022, were as follows (dollar amounts in millions):

Beginning balance December 31, 2021	$4
Net loss attributed to noncontrolling interest	(1)
Ending balance September 30, 2022	$3

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
The tax provision for income taxes from continuing operations for the nine months ended September 30, 2022 and 2021, reflected an estimated annual effective tax rate of 25% and 24%, respectively, excluding discrete items discussed below. The total effective tax rate for continuing operations for the three and nine months ended September 30, 2022, was 26% and 24%, compared to 25% and 24% for the comparable periods in 2021, respectively.

We recognized net discrete tax benefits of $9 million and $7 million in the nine months ended September 30, 2022 and 2021, respectively. The discrete tax benefits primarily relate to excess tax benefits from stock-based compensation and changes to estimates in the prior year including our deferred tax rate.
NOTE 11. COMMITMENTS AND CONTINGENCIES
We maintain reserves for various contingent liabilities as follows (dollar amounts in millions):

	September 30, 2022	December 31, 2021
Environmental reserves	$27	$25
Other reserves	—	—
Total contingencies	27	25
Current portion (included in Accounts payable and accrued liabilities)	(1)	(1)
Long-term portion	$26	$24
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
NOTE 12. IMPAIRMENT OF LONG-LIVED ASSETS
We review the carrying values of our long-lived assets for potential impairments and believe we have adequate support for the carrying values of our long-lived assets. If demand and pricing for our products fall to levels significantly below cycle average demand and pricing, should we decide to invest capital in alternative projects, or should changes occur related to our wood supply for our mills, it is possible that future impairment charges will be required. As of September 30, 2022, there were no indications of impairment.
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
NOTE 13. PRODUCT WARRANTIES
We offer warranties on the sale of most of our products and record an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The activity in warranty reserves for the three and nine months ended September 30, 2022 and 2021, is summarized in the following table (dollar amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning balance	$7	$8	$7	$8
Accrued to expense	1	—	3	1
Payments made	(1)	—	(2)	(1)
Total warranty reserves	8	8	8	8
Current portion of warranty reserves (included in Accounts payable and accrued liabilities)	(2)	(2)	(2)	(2)
Long-term portion of warranty reserves (included in Other long-term liabilities)	$6	$6	$6	$6
We continue to monitor warranty and other claims associated with our products and believe, as of September 30, 2022, that the warranty reserve balances associated with these matters are adequate to cover future warranty payments. However, it is possible that additional changes may be required in the future.

NOTE 14. DEFINED BENEFIT PENSION PLANS
The following table summarizes our net periodic pension cost for our defined benefit pension and postretirement plans during the three and nine months ended September 30, 2022 and 2021 (dollar amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Service cost	$1	$—	$3	$1
Other components of net periodic pension cost[1]:
Interest cost	2	2	5	5
Expected return on plan assets	(2)	(3)	(5)	(10)
Amortization of prior service cost	—	—	—	—
Amortization of net loss	1	1	4	4
Loss due to settlement	4	—	4	—
Net periodic pension cost	$7	$1	$11	$2
1Other components of net periodic pension cost are included in Other non-operating items on our Condensed Consolidated Statements of Income.
In November 2021, the Company initiated the termination of our frozen U.S. and Canadian defined benefit pension plans (collectively, the Plan), which would result in the full settlement of the Company's Plan obligations.
During the three months ended September 30, 2022, we made lump-sum pension distributions and purchased non-participating group annuity contracts totaling $33 million which triggered partial settlement accounting for the Plan. Accordingly, reflected in the table above is a non-cash pre-tax loss due to settlement of $4 million for the three and nine months ended September 30, 2022 representing the recognition of a pro rata portion of the unrecognized loss recorded within Accumulated comprehensive loss.
The changes recognized in Other comprehensive loss were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net actuarial gain (loss) and prior service (cost) arising during the period, net of tax	$(1)	$—	$(1)	$—
Amortization of actuarial loss, prior service cost and settlements, net of tax	$4	$2	$7	$3
Total amounts recognized in Other comprehensive income	$3	$2	$6	$3
Remaining Plan participants will receive their full accrued benefits from Plan assets by electing either lump-sum distributions or annuity contracts with a qualifying third-party annuity provider. The remaining distribution of Plan assets pursuant to the termination will not be made until the Plan termination satisfies all regulatory requirements. The remaining Plan termination is expected to be substantially complete in the fourth quarter of 2022 and result in pension settlement expense, which will be determined based on prevailing market conditions, the actual lump-sum distributions, and annuity purchase rates at the date of distribution. Upon final settlement, we expect to recognize pre-tax pension settlement charges that will include (1) a non-cash charge for the recognition of all pre-tax actuarial losses in Accumulated comprehensive loss ($93 million as of September 30, 2022) and (2) any cash contributions to settle the Plan’s obligations ($9 million net projected benefit obligation as of September 30, 2022). The actual amount of the settlement charges and any potential cash contribution will depend on various factors, including interest rates, Plan asset returns, and the lump-sum election rate.

NOTE 15. ACCUMULATED COMPREHENSIVE LOSS
Accumulated comprehensive loss is provided in the following table for the three months ended September 30, 2022 and 2021 (dollar amounts in millions):

	Pension	Translation Adjustments	Other	Total
Balance at June 30, 2022	$(74)	$(105)	$(1)	$(181)
Reclassified to income statement, net of taxes[1]	3	—	—	3
Translation adjustments	—	(13)	—	(13)
Balance at September 30, 2022	$(71)	$(118)	$(1)	$(190)

	Pension	Translation Adjustments	Other	Total
Balance at June 30, 2021	$(80)	$(68)	$(2)	$(149)
Reclassified to income statement, net of taxes[1]	2	—	—	2
Translation adjustments	—	(21)	—	(21)
Balance at September 30, 2021	$(78)	$(89)	$(2)	$(168)
1 Amounts of actuarial loss and prior service cost are components of net periodic benefit cost. See Note 14 above for additional details.
Accumulated comprehensive loss is provided in the following table for the nine months ended September 30, 2022 and 2021 (dollar amounts in millions):

	Pension	Translation Adjustments	Other	Total
Balance at December 31, 2021	$(76)	$(96)	$(1)	$(174)
Reclassified to income statement, net of taxes[1]	6	—	—	6
Translation adjustments	—	(22)	—	(22)
Balance at September 30, 2022	$(71)	$(118)	$(1)	$(190)

	Pension	Translation Adjustments	Other	Total
Balance at December 31, 2020	$(81)	$(68)	$(2)	$(151)
Reclassified to income statement, net of taxes[1]	3	—	—	3
Translation adjustments	—	(21)	—	(21)
Balance at September 30, 2021	$(78)	$(89)	$(2)	$(168)
1 Amounts of actuarial loss and prior service cost are components of net periodic benefit cost. See Note 14 above for additional details.

NOTE 16. OTHER OPERATING AND NON-OPERATING ITEMS
Other operating credits and charges, net
Other operating credits and charges, net, is comprised of the following components (dollar amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Insurance recoveries	$2	$1	$15	$3
Reorganization charges	(4)	(1)	(5)	(1)
Environmental costs	—	—	(2)	—
Other	9	1	9	3
Other operating credits and charges, net	$7	$2	$17	$5
Other non-operating items
Other non-operating items is comprised of the following components (dollar amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net periodic pension cost, excluding service cost	$(1)	$—	$(4)	$—
Pension settlement charges	(4)	—	(4)	—
Loss on early debt extinguishment	—	—	—	(11)
Foreign currency gain (loss)	$2	$(2)	$(3)	$(2)
Other	$1	$—	$1	$—
Other non-operating items	$(3)	$(2)	$(11)	$(13)
NOTE 17. SELECTED SEGMENT DATA
We operate in three segments: Siding, OSB, and South America. Our business units have been aggregated into these three segments based upon the similarity of economic characteristics, customers, and distribution methods. Our results of operations are summarized below for each of these segments separately, as well as for the “Other” category, which comprises other products that are not individually significant. On June 21, 2022, LP reached an agreement for the sale of its EWP segment assets which subsequently closed on August 1, 2022. As a result of this transaction, the results of the EWP segment have been reclassified to discontinued operations and EWP is no longer a reportable segment of the Company. See "Note 7 –Discontinued Operations" for additional information.
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

Information about our business segments is as follows (dollar amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales
Siding	$394	$312	$1,083	$889
OSB	388	600	1,805	1,917
South America	53	76	190	203
Other	17	30	72	73
Intersegment sales	(1)	(1)	(2)	(2)
Total sales	$852	$1,018	$3,149	3,080
PROFIT BY SEGMENT
Net income	$226	$365	$1,093	$1,182
Add (deduct):
Net loss attributed to noncontrolling interest	—	—	1	1
Income from discontinued operations, net of income taxes	(97)	(33)	(196)	(47)
Income attributed to LP from continuing operations	129	332	898	1,135
Provision for income taxes	44	111	284	350
Depreciation and amortization	32	28	96	85
Stock-based compensation expense	2	5	15	10
Other operating credits and charges, net	(7)	(2)	(17)	(5)
Loss on early debt extinguishment	—	—	—	11
Interest expense	3	4	9	12
Investment income	(5)	—	(8)	(1)
Other non-operating items	(1)	2	7	2
Pension settlement charges	4	—	4	—
Adjusted EBITDA	$200	$480	$1,289	$1,600

Siding	$90	$73	$251	$240
OSB	113	381	1,021	1,300
South America	14	37	65	91
Other	(7)	(3)	(19)	(11)
Corporate	(11)	(8)	(29)	(22)
Adjusted EBITDA	$200	$480	$1,289	$1,600

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
In March 2022, we sold our 50% equity interest in two joint ventures that produce I-joists to Resolute for $59 million. The joint ventures were comprised of Resolute-LP Engineered Wood Larouche Inc. in Larouche, Quebec, and Resolute-LP Engineered Wood St-Prime Limited Partnership in Saint-Prime, Quebec. The total net carrying value of our equity method investment at the date of sale was $19 million. We recognized a gain on the sale of $39 million during the nine months ended September 30, 2022, within Income from discontinued operations in the Condensed Consolidated Statements of Income.
In August 2022, LP completed the sale of the EWP segment assets to the Purchaser in exchange for the Purchaser’s payment to the Company of $217 million in gross cash proceeds after taking into account working capital adjustments (including $3 million received subsequent to September 30, 2022). Upon closing, the Company entered into the TSA with the Purchaser, pursuant to which the Company agreed to support the various activities of the EWP segment for a period not to exceed eight months. We have classified the related assets and liabilities associated with the EWP segment as discontinued operations in our Condensed Consolidated Balance Sheets. The results of our EWP segment have been presented as discontinued operations in our Condensed Consolidated Statements of Income for all periods presented. See "Note 7 – Discontinued Operations" of the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this quarterly report on Form 10-Q for additional information.
Demand for our Building Products
Demand for our products correlates positively with new home construction and repair and remodeling activity in North America, which historically has been characterized by significant cyclicality. The U.S. Department of Census reported on October 19, 2022, that actual single housing starts were 18% lower for the three months ended September 30, 2022, and 6% lower for the nine months ended September 30, 2022, as compared to the same periods in 2021. Repair and remodeling activity is difficult to reasonably measure, but many indications, including the increase in LP’s retail sales, suggest that repair and remodeling activity is continuing to grow.
Future economic conditions in the United States and the demand for homes are uncertain due to inflationary impacts on the economy, including interest rates, employment levels, consumer confidence, and financial markets, among other things. Additionally, we have experienced increases in material prices, supply disruptions, and labor shortages, which will be a challenge as we continue to work to meet the demands of builders, remodelers, and homeowners worldwide. The potential effect of these factors on our future operational and financial performance is uncertain. As a result, our past performance may not be indicative of future results.
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
Adjusted EBITDA, Adjusted Income, and Adjusted Diluted EPS are not substitutes for the U.S. GAAP measures of net income and net income attributed to LP from continuing operations per diluted share or for any other U.S. GAAP measures of operating performance. It should be noted that other companies may present similarly titled measures differently, and therefore, as presented by us, these measures may not be comparable to similarly titled measures reported by other companies. Adjusted EBITDA, Adjusted Income, and Adjusted Diluted EPS have material limitations as performance measures because they exclude items that are actually incurred or experienced in connection with the operation of our business.

The following table reconciles Net income to Adjusted EBITDA (dollar amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$226	$365	$1,093	$1,182
Add (deduct):
Net loss attributed to noncontrolling interest	—	—	1	1
Income from discontinued operations, net of income taxes	(97)	(33)	(196)	(47)
Income attributed to LP from continuing operations	129	332	898	1,135
Provision for income taxes	44	111	284	350
Depreciation and amortization	32	28	96	85
Stock-based compensation expense	2	5	15	10
Other operating credits and charges, net	(7)	(2)	(17)	(5)
Loss on early debt extinguishment	—	—	—	11
Interest expense	3	4	9	12
Investment income	(5)	—	(8)	(1)
Other non-operating items	(1)	2	7	2
Pension settlement charges	4	—	4	—
Adjusted EBITDA	$200	$480	$1,289	$1,600

Siding	$90	$73	$251	$240
OSB	113	381	1,021	1,300
South America	14	37	65	91
Other	(7)	(3)	(19)	(11)
Corporate	(11)	(8)	(29)	(22)
Adjusted EBITDA	$200	$480	$1,289	$1,600

The following table provides the reconciliation of Net income to Adjusted Income (dollar amounts in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$226	$365	$1,093	$1,182
Add (deduct):
Net loss attributed to noncontrolling interest	—	—	1	1
Loss from discontinued operations	(97)	(33)	(196)	(47)
Income attributed to LP from continuing operations	129	332	898	1,135
Other operating credits and charges, net	(7)	(2)	(17)	(5)
Loss on early debt extinguishment	—	—	—	11
Pension settlement charges	4	—	4	—
Reported tax provision	44	111	284	350
Adjusted income before tax	170	442	1,171	1,492
Normalized tax provision at 25%	(42)	(111)	(293)	(373)
Adjusted Income	$127	$331	$878	$1,119
Diluted shares outstanding	74	94	80	101
Diluted net income attributed to LP from continuing operations per share	$1.74	$3.52	$11.16	$11.26
Adjusted Diluted EPS	$1.72	$3.52	$10.91	$11.08
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Housing starts[1]:
Single-Family	242	296	812	861
Multi-Family	146	123	416	352
	388	419	1,228	1,213

[1] Actual U.S. Housing starts data reported by U.S. Census Bureau as published through October 19, 2022.
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
The following table sets forth sales volumes for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022				Three Months Ended September 30, 2021
Sales Volume	Siding	OSB	South America	Total	Siding	OSB	South America	Total
Siding Solutions (MMSF)	471	—	9	480	432	—	11	443
OSB - commodity (MMSF)	—	544	—	544	—	533	—	533
OSB - Structural Solutions (MMSF)	—	460	127	587	—	419	149	567

	Nine Months Ended September 30, 2022				Nine Months Ended September 30, 2021
Sales Volume	Siding	OSB	South America	Total	Siding	OSB	South America	Total
Siding Solutions (MMSF)	1,340	—	25	1,365	1,241	—	79	1,320
OSB - commodity (MMSF)	—	1,441	—	1,441	—	1,470	—	1,470
OSB - Structural Solutions (MMSF)	—	1,499	420	1,919	—	1,222	418	1,640
We measure the OEE of each of our mills to track improvements in the utilization and productivity of our manufacturing assets. OEE is a composite metric that considers asset uptime (adjusted for capital project downtime and similar events), production rates, and finished product quality. It should be noted that other companies may present OEE differently and, therefore, as presented by us, OEE may not be comparable to similarly-titled measures reported by other companies. We believe that when used in conjunction with other metrics, OEE can be a useful measure for evaluating our ability to generate profits, and providing this measure should allow interested persons to more readily monitor operational improvements. OEE for the three and nine months ended September 30, 2022 and 2021, for each of our segments is listed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Siding	76%	74%	75%	73%
OSB	70%	74%	72%	75%
South America	64%	80%	72%	77%
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
Segment sales, Adjusted EBITDA, and Adjusted EBITDA margin for this segment were as follows (dollar amounts in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Net sales	$394	$312	26%	$1,083	$889	22%
Adjusted EBITDA	90	73	24%	251	240	4%
Adjusted EBITDA margin	23%	23%		23%	27%
Sales in this segment by product line were as follows (dollar amounts in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Siding Solutions	$393	$310	27%	$1,079	$879	23%
Other	1	3	(37)%	4	9	(55)%
Total	$394	$312	26%	$1,083	$889	22%
Percent changes in average sales prices and unit shipments for the three and nine months ended September 30, 2022, compared to the corresponding periods in 2021, were as follows:

	Three Months Ended September 30, 2022 versus 2021		Nine Months Ended September 30, 2022 versus 2021
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
Siding Solutions	16%	9%	14%	8%
The combined effects of list price increases and improving mix of innovative products drove year-over-year increases in the average net selling price for the three and nine months ended September 30, 2022. The volume increases for the three and nine months ended September 30, 2022 are attributable to steady customer demand and production increases made possible by the ongoing ramp-up of the Houlton facility as well as increasing operational efficiency at other Siding facilities.
Adjusted EBITDA year-over-year increase of $17 million for the three months ended September 30, 2022 reflects price and volume growth largely offset by $32 million of raw material, freight and labor inflation and $4 million of facility maintenance costs. The year-over-year increase in Adjusted EBITDA of $11 million for the nine months ended September 30, 2022 reflects price and volume growth, offset primarily by $89 million of raw material, freight, and labor inflation, $8 million of facility maintenance costs, and $19 million of discretionary investments in support of future growth, including siding mill conversions and sales and marketing costs.
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
Segment sales, Adjusted EBITDA, and Adjusted EBITDA margin for this segment were as follows (dollar amounts in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Net sales	$388	$600	(35)%	$1,805	$1,917	(6)%
Adjusted EBITDA	113	381	(70)%	1,021	1,300	(21)%
Adjusted EBITDA margin	29%	63%		57%	68%
Sales in this segment by product line were as follows (dollar amounts in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
OSB - Structural Solutions	$205	$307	(33)%	$995	$912	9%
OSB - commodity	180	290	(38)%	801	997	(20)%
Other	3	4	(11)%	9	9	1%
Total	$388	$600	(35)%	$1,805	$1,917	(6)%
Percent changes in average net sales prices and unit shipments for the three and nine months ended September 30, 2022, compared to the corresponding periods in 2021, were as follows:

	Three Months Ended September 30, 2022 versus 2021		Nine Months Ended September 30, 2022 versus 2021
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
OSB - Structural Solutions	(39)%	10%	(11)%	23%
OSB - commodity	(39)%	2%	(18)%	(2)%
OSB average net selling prices decreased year-over-year by 39% on 5% higher OSB sales volume for the three months ended September 30, 2022, resulting in a 35% decrease in net sales. OSB average net selling prices decreased year-over-year by 14% on 9% higher OSB sales volume for the nine months ended September 30, 2022, resulting in a 6% decrease in net sales.
The year-over-year decrease in Adjusted EBITDA of $268 million for the three months ended September 30, 2022 reflects $252 million from lower prices, $25 million of increased raw material and wage inflation, and $10 million facility maintenance costs, partially offset by $29 million from higher sales volume and the positive incremental margin generated by Structural Solutions products compared to commodity OSB products. The year-over-year decrease in Adjusted EBITDA of $279 million for the nine months ended September 30, 2022 reflects $325 million from lower prices, $68 million of increased raw material and wage inflation, and $12 million facility maintenance costs, offset partially by $140 million from higher sales volume.
South America
Our South America segment manufactures and distributes OSB structural panel and siding products in South America and certain export markets. This segment has manufacturing operations in two countries, Chile and Brazil, and operates sales offices in Chile, Brazil, Peru, Colombia, Argentina, and Paraguay.
Segment sales, Adjusted EBITDA, and Adjusted EBITDA margin for this segment were as follows (dollar amounts in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Net sales	$53	$76	(30)%	$190	$203	(6)%
Adjusted EBITDA	14	37	(62)%	65	91	(28)%
Adjusted EBITDA margin	26%	49%		34%	45%

Sales in this segment by product line were as follows (dollar amounts in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
OSB - Structural Solutions	$47	$65	(28)%	$172	$171	1%
Siding	6	9	(32)%	18	29	(38)%
Other	—	2	(67)%	—	3	(97)%
Total	$53	$76	(30)%	$190	$203	(6)%
Percent changes in average sales prices and unit shipments for the three and nine months ended September 30, 2022, compared to the corresponding periods in 2021, were as follows:

	Three Months Ended September 30, 2022 versus 2021		Nine Months Ended September 30, 2022 versus 2021
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
OSB - Structural Solutions	(19)%	(14)%	—%	—%
Siding	(18)%	(21)%	(13)%	(68)%
Net sales in South America decreased year-over-year by 30% for the three months ended September 30, 2022, predominantly driven by lower OSB sales volumes and $10 million of unfavorable currency movements. Net sales decreased year-over-year by 6% for the nine months ended September 30, 2022, due in large part to lower Siding sales volumes and prices.
The year-over-year decrease in Adjusted EBITDA of $23 million and $26 million for the three and nine months ended September 30, 2022, respectively, reflects lower sales volumes, higher raw material costs, and unfavorable currency movements.
Other Products
Our Other products segment includes off-site framing operation Entekra Holdings LLC (Entekra), remaining timber and timberlands, and other minor products, services, and closed operations, which do not qualify as discontinued operations. Other net sales were $17 million and $72 million for the three and nine months ended September 30, 2022, respectively, as compared to $30 million and $73 million for the corresponding periods in 2021. The decrease in net sales for the three months ended September 30, 2022 is primarily due to lower Entekra revenue.
Adjusted EBITDA was $(7) million and $(19) million for the three and nine months ended September 30, 2022, respectively, as compared to $(3) million and $(11) million for the corresponding periods in 2021.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses were $67 million and $196 million for the three and nine months ended September 30, 2022, respectively, compared to $58 million and $155 million for the corresponding periods in 2021. The increase in 2022 is due to increased labor, travel, sales and marketing, and corporate overhead costs primarily driven by the reduction of restrictions related to the COVID-19 pandemic and costs associated with stock compensation and performance incentives.
Income Taxes
We recognized an estimated tax provision from continuing operations of $44 million and $284 million for the three and nine months ended September 30, 2022, respectively, compared to $111 million and $350 million for the corresponding periods of 2021. The total effective tax rate for continuing operations for the three and nine months ended September 30, 2022, was 26% and 24% compared to 25% and 24% for the comparable periods in 2021, respectively. Each quarter the income tax accrual is adjusted to the latest estimate, and the difference from the previously accrued year-to-date balance is recorded in the current quarter. For 2022 and 2021, the primary difference between the U.S. statutory rate of 21% and the effective rate relates to state income tax.

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
We expect to fund our capital expenditures through cash on hand, cash generated from operations, and available borrowing under our Amended Credit Facility (as defined below), as necessary.
Operating Activities
During the nine months ended September 30, 2022 and 2021, cash provided by operations was $1,103 million and $1,283 million, respectively. The decrease in cash provided by operations was primarily related a lower income from operations offset by improvements in working capital.
Investing Activities
During the nine months ended September 30, 2022 and 2021, cash used in investing activities was $14 million and $131 million, respectively. During the nine months ended September 30, 2022, we received $265 million in proceeds from sales of assets, primarily associated with the sale of the EWP segment assets and the sale of our 50% equity interest in two joint ventures.
Capital expenditures for the nine months ended September 30, 2022 and 2021, were $282 million and $133 million, respectively, primarily related to siding conversion expenditures and growth and maintenance capital.
Financing Activities
During the nine months ended September 30, 2022, cash used in financing activities was $968 million. On November 2, 2021, LP's Board of Directors authorized a share repurchase plan under which LP may repurchase shares of its common stock totaling up to $500 million (the Second 2021 Share Repurchase Program). In May 2022, LP's Board of Directors authorized a share repurchase plan under which LP was authorized to repurchase shares of LP's common stock totaling up to $600 million (the 2022 Share Repurchase Program). During the nine months ended September 30, 2022, we used $900 million to repurchase shares of LP common stock ($500 million from the Second 2021 Share Repurchase Program and $400 million from the 2022 Share Repurchase Program). Additionally, we paid cash dividends of $53 million and used $15 million to repurchase stock from employees in connection with income tax withholding requirements associated with our employee stock-based compensation plans.
During the nine months ended September 30, 2021, cash used in financing activities was $1,058 million. During the nine months ended September 30, 2021, we used $300 million to repurchase shares of LP common stock under the share repurchase program authorized by LP's Board of Directors in 2020 and $687 million to repurchase shares of LP common stock under the repurchase program authorized by LP's Board of Directors in May 2021. Additionally, we paid cash dividends of $50 million and used $6 million to repurchase stock from employees in connection with income tax withholding requirements associated with our employee stock-based compensation plans. In March 2021, we issued $350 million in aggregate principal amount of the 2029 Senior Notes, and in February 2021, LP delivered to holders of the 2024 Senior Notes a conditional notice of redemption to redeem on March 27, 2021, all of the 2024 Senior Notes outstanding at a redemption price of 102.438% of the principal amount thereof plus accrued and unpaid interest up to, but not including, the redemption date. The redemption notice became irrevocable on March 11, 2021, and the 2024 Senior Notes were fully redeemed on March 27, 2021. In connection with these aforementioned financing activities, we paid $13 million in redemption premiums and debt issuance costs.
Credit Facility and Letter of Credit Facility
In June 2021 and August 2021, we entered into the third and fourth amendments to our revolving credit facility, dated as of June 27, 2019 (Credit Facility), with American AgCredit, PCA, as administrative agent, and CoBank, ACB, as letter of credit issuer (as amended, the Amended Credit Facility). The Amended Credit Facility provides for a revolving credit facility in the principal amount of up to $550 million, with a $60 million sub-limit for letters of credit. The Amended Credit Facility, and all loans thereunder, become due on June 8, 2027. As of September 30, 2022, we had no amounts outstanding under the Amended Credit Facility.
The Amended Credit Facility contains various restrictive covenants and customary events of default, the occurrence of which could result in the acceleration of our obligation to repay the indebtedness outstanding thereunder. The Amended Credit Facility also contains financial covenants that require us and our consolidated subsidiaries to have, as of the end of each quarter, a capitalization ratio (i.e., funded debt less unrestricted cash to total capitalization) of no more than 57.5%. As of September 30, 2022, we were in compliance with all financial covenants under the Amended Credit Facility.
In March 2020, LP entered into the Letter of Credit Facility, which provides for the funding of letters of credit up to an aggregate outstanding amount of $20 million, which may be secured by certain cash collateral of LP. The Letter of Credit Facility includes an unused commitment fee, due quarterly, ranging from 0.50% to 1.875% of the daily available amount to be drawn on each letter of credit issued under the Letter of Credit Facility. The Letter of Credit Facility is subject to similar affirmative, negative, and financial covenants as those set forth in the Amended Credit Facility, including the capitalization ratio covenant. As of September 30, 2022, we were in compliance with all financial covenants under the Letter of Credit Facility.
Other Liquidity Matters
Off-Balance Sheet Arrangements
As of September 30, 2022, we had standby letters of credit of $13 million outstanding related to collateral for environmental impact on owned properties, a deposit for a forestry license, and insurance collateral, including workers' compensation.
Potential Impairments
We review the carrying values of our long-lived assets for potential impairments and believe we have adequate support for the carrying values of our long-lived assets as of September 30, 2022.
If demand and pricing for our products fall to levels significantly below cycle average demand and pricing, should we decide to invest capital in alternative projects, or should changes occur related to our wood supply for our mills, it is possible that future impairment charges will be required. As of September 30, 2022, there were no indications of impairment.
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
We are exposed to market risk associated with changes in interest rates on our variable rate long-term debt. As of September 30, 2022, we had no outstanding amounts borrowed under our Amended Credit Facility. We do not currently have any derivative or hedging arrangements, or other known exposures, to changes in interest rates.
We historically have not entered into material commodity futures and swaps, although we may do so in the future.

ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of September 30, 2022, our Chief Executive Officer and Chief Financial Officer carried out, with the participation of the Company's management, a review and evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2022, LP’s disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter, ended September 30, 2022, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II-OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The description of certain legal and environmental matters involving LP set forth in Item 1 of this quarterly report on Form 10-Q under Note 11 of the Notes to the Condensed Consolidated Financial Statements contained herein is incorporated herein by reference.
ITEM 1A.RISK FACTORS
In addition to the other information set forth in this quarterly report on Form 10-Q, an investor should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s 2021 Annual Report on Form 10-K and Part II, "Item 1A. Risk Factors" in the Company's quarterly reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022. There have been no material changes to the risk factors previously disclosed under the caption "Item 1A. Risk Factors" in Part I of our 2021 Annual Report on Form 10-K and in Part II of our quarterly reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022.

The risks, as described in our 2021 Annual Report on Form 10-K and our quarterly reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022, are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, operating results, or cash flows.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On May 3, 2022, LP's Board of Directors authorized the 2022 Share Repurchase Program. Repurchases of such shares may be effected, among other ways, in open market transactions, privately negotiated transactions, or through a series of forward purchase agreements, option contracts, or similar agreements and contracts, including a Rule 10b5-1 plan, in accordance with the rules and regulations of the SEC. The timing and amount of repurchase transactions are subject to the Company’s discretion and will depend on a variety of factors, including market and business conditions and other considerations.
The following amounts of our common stock were repurchased under this authorization during the quarter ended September 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Purchase Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in millions)
July 1, 2022 - July 31, 2022	2,702,207	$57.18	2,702,207	$371
August 1, 2022 - August 31, 2022	2,730,497	$60.00	2,730,497	$207
September 1, 2022 - September 30, 2022	126,763	$54.96	126,763	$200
Total for Third Quarter 2022	5,559,467		5,559,467
1 On May 3, 2022, LP's Board of Directors authorized the 2022 Share Repurchase Program under which LP may repurchase shares of its common stock totaling up to $600 million. As of September 30, 2022, LP had used $400 million under the 2022 Share Repurchase Program.

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

LOUISIANA-PACIFIC CORPORATION

Date:	November 3, 2022	BY:	/S/ W. BRADLEY SOUTHERN
W. Bradley Southern
Chief Executive Officer

Date:	November 3, 2022	BY:	/S/ ALAN J.M. HAUGHIE
Alan J.M. Haughie
Executive Vice President and
Chief Financial Officer