Form 10-K
period 2022-12-31
LOUISIANA-PACIFIC CORP
filed 2023-02-21
CIK 60519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________
FORM 10-K
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:
For the Fiscal Year Ended December 31, 2022
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 1-7107

LOUISIANA-PACIFIC CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	93-0609074
(State of Incorporation)	(I.R.S. Employer Identification No.)
1610 West End Ave. Suite 200
Nashville TN 37203	(615) 986 - 5600
(Address of principal executive offices)	(Registrant’s telephone number including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $1 par value	LPX	New York Stock Exchange
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $3,512,736,855.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 71,774,490 shares of common stock, $1 par value, outstanding as of February 20, 2023.

Documents Incorporated by Reference

Certain portions of the registrant's Definitive Proxy Statement for its 2023 Annual Meeting of Stockholders (which is expected to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's 2022 fiscal year) are incorporated by reference into Part III by this annual report on Form 10-K.
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
•changes in general and global economic conditions, including impacts from global pandemics, rising inflation, supply chain disruptions and the military conflict between Russia and Ukraine;
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
•impacts from public health issues (including global pandemics) on the economy, demand for our products or our operations, including the actions and recommendations of governmental authorities to contain such public health issues;
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
•cybersecurity events affecting our information technology systems or those of our third-party providers and the related costs and impact of any disruption on our business; and
•acts of public authorities, war, political or civil unrest, natural disasters, fire, floods, earthquakes, inclement weather, and other matters beyond our control.
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
The forward-looking statements that we make or that are made by others on our behalf are based on our knowledge of our business and our operating environment and assumptions that we believe to be or will believe to be reasonable when such forward-looking statements were or will be made. As a consequence of the factors described above, the other risks, uncertainties, and factors we disclose below and in the reports and other documents filed by us with the SEC, other risks not known to us at this time, changes in facts, assumptions not being realized or other circumstances, our actual results may differ materially from those discussed in or implied or contemplated by our forward-looking statements. Consequently, this cautionary statement qualifies all forward-looking statements we make or that are made on our behalf, including those made herein and incorporated by reference herein. We cannot assure you that the results or developments expected or anticipated by us will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for us or affect us, our business, our operations or our operating results in the manner or to the extent we expect. We caution readers not to place undue reliance on such forward-looking statements, which speak only as of their dates. We undertake no obligation to revise or update any of the forward-looking statements to reflect subsequent events or circumstances except to the extent required by applicable law.
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

*
All or a portion of the referenced section is incorporated by reference from our Definitive Proxy Statement for our 2023 Annual Meeting of the Stockholders (which is expected to be filed with the SEC within 120 days after the end of our 2022 fiscal year).

PART I
ITEM 1.    Business
GENERAL
We are a leading provider of high-performance building solutions that meet the demands of builders, remodelers, and homeowners worldwide. We have leveraged our expertise serving the new home construction, repair and remodeling, and outdoor structures markets to become an industry leader known for innovation, quality, reliability, and sustainability. Our customers are primarily home building, remodeling, retail, wholesale, and industrial businesses in the home building and outdoor structures sector. Since our founding in 1972, LP has been Building a Better World™ by helping customers construct beautiful, durable homes. We are headquartered in Nashville, Tennessee, and as of December 31, 2022, we operated 22 plants across the U.S., Canada, Chile, and Brazil.
The table below summarizes the relative sizes of our business segments in 2022:

Segment	Net Sales (in millions)	Percentage of 2022 Net Sales
Siding	$1,469	38%
Oriented Strand Board (OSB)	2,062	54%
South America	241	6%
Other	84	2%
Intersegment	(2)	—%
	$3,854
In March 2022, we sold our 50% equity interest in two joint ventures that produce I-joists to Resolute Forest Products Inc. (Resolute), our joint venture partner, for $59 million. The joint ventures were comprised of Resolute-LP Engineered Wood Larouche Inc. in Larouche, Quebec, and Resolute-LP Engineered Wood St-Prime Limited Partnership in Saint-Prime, Quebec. The total net carrying value of our equity method investment at the date of sale was $19 million. We recognized a gain on the sale of $39 million during the year ended December 31, 2022, within Income from discontinued operations, net of income taxes in the Consolidated Statements of Income.
In August 2022, LP completed the sale of the Engineered Wood Products (EWP) segment assets to Pacific Woodtech Corporation, a Washington corporation, and Pacific Woodtech Canada Holdings Limited, a British Columbia limited company (collectively, the Purchaser) in exchange for the Purchaser’s payment to the Company of $217 million in gross cash proceeds after taking into account working capital adjustments. Upon closing, the Company entered into the transition services agreement (TSA) with the Purchaser, pursuant to which the Company agreed to support the various activities of the EWP segment for a period not to exceed eight months. We have classified the related assets and liabilities associated with the EWP segment as discontinued operations in our Consolidated Balance Sheets for prior periods presented. The results of our EWP segment have been presented as discontinued operations in our Consolidated Statements of Income for all periods presented. See Note 6 – Discontinued Operations of the Notes to the Consolidated Financial Statements included in Item 8 of this annual report on Form 10-K.

OUR BUSINESS SEGMENTS
Siding
We believe that we are the largest producer of engineered wood siding. Our Siding segment serves diverse end markets with a broad product offering, including LP® SmartSide® Trim & Siding, LP® SmartSide® ExpertFinish® Trim & Siding, LP BuilderSeries® Lap Siding, and Outdoor Building Solutions® (collectively referred to as Siding Solutions). Our Siding Solutions products consist of a full line of engineered wood siding, trim, soffit, and fascia. These products offer superior protection against hail, wind, moisture, fungal decay, and termites compared to solid wood. Further, we released an environmental product declaration (EPD) in 2021 for our LP® SmartSide® products, which details the cradle-to-gate energy and materials required for producing LP® SmartSide® Lap, Panel and Trim in North America. The LP® SmartSide® EPD demonstrates that the product stores more carbon than is released during its lifecycle, making it a carbon-negative exterior siding product. These products are used in new home construction, repair and remodeling projects, and outdoor structures such as sheds.
We intend to continue growing Siding sales and increase the breadth of our Siding product offerings. To do so, we plan to increase the production capacity of these higher-margin, value-added products through the addition of new plants, additional conversion of existing OSB plants to Siding manufacturing plants, expansion of our capacity at existing Siding facilities, and expansion of our prefinished offerings. We will also continue to drive product innovation by utilizing our technological expertise in wood composites, overlays, chemical treatments, and durable and beautiful paints to better address the needs of our customers.
Oriented Strand Board (OSB)
OSB is a structural building panel product made from wood strands, arranged in layers, and bonded with resin and wax. OSB serves many of the same uses as plywood, including roof decking, sidewall sheathing and floor underlayment, but less expensive and more sustainable. Our OSB segment manufactures and distributes OSB structural panel products, including our innovative value-added OSB portfolio known as LP Structural Solutions (which includes LP® TechShield® Radiant Barrier, LP WeatherLogic® Air & Water Barrier, LP Legacy® Premium Sub-Flooring, LP® FlameBlock® Fire-Rated Sheathing, LP NovaCore™ Thermal Insulated Sheathing, and LP® TopNotch® Sub-Flooring).
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
South America
Our South America segment manufactures and distributes OSB structural panel and siding products in South America and certain export markets. This segment also distributes and sells related products to encourage the region’s transition to wood frame construction. This segment has manufacturing operations in two countries, Chile and Brazil, and operates sales offices in Chile, Brazil, Peru, Colombia, Argentina, and Paraguay. We believe that we are the leading producer of OSB and siding in South America and we are positioned to capitalize on the growing demand for wood-based residential construction in South America.
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

During 2022, we completed the conversion of our OSB mill in Houlton, Maine to Siding Solutions, began the conversion of our OSB mill in Sagola, Michigan to Siding Solutions, and announced an expansion at the Houlton, Maine mill expected to begin sometime after Siding Solutions production begins at our Sagola, Michigan mill. Together, these three projects will add approximately 720 million square feet of Siding Solutions capacity and remove 670 million square feet of OSB capacity (on a 3/8" basis).
During 2022, we completed the expansion of our Green Bay, Wisconsin facility to add an additional 50 million square feet of ExpertFinish® capacity. We also began construction of a new ExpertFinish® facility in Bath, New York and announced another new ExpertFinish® facility to be built in Spokane, Washington. The addition of these two facilities will add 190 million square feet of ExpertFinish® capacity.
Generate Value-Added Sales Growth Through Customer Focus and Innovation. We believe that our products help customers address labor shortages because they are easy to work with and often combine multiple steps into a single product system. Our marketing efforts drive awareness and a greater understanding of our products’ potential with builders, repair and remodel contractors, industrial manufacturers, and major home improvement retailers. Through our sales efforts, we target customers by distribution channel and focus on providing them with a broad array of traditional and specialty building products coupled with quality service. Our strategically located facilities in the U.S., Canada, Chile, and Brazil allow us to be closer to our customers and more responsive to their changing needs. We prioritize high-quality service and continue to build on our reputation for on-time shipments. In addition, we continually seek to identify new specialty building solutions and markets where we can utilize our core competencies in the design, manufacturing, and marketing of building products.
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
As market conditions change, we will continue to adapt our product mix, selectively invest in new technologies that modernize our manufacturing facilities, and manage our capacity to best match customer demand. We believe that these strategies improve our portfolio and margins and enhance the quality and consistency of our earnings.
Pursue Selected Strategic Transactions. We continuously evaluate strategic investments in assets, businesses, and technologies, as well as the performance of our businesses. We believe that our pursuit of these opportunities, if successful, could enable us to increase the size and scope of our businesses or joint ventures.
Expand Internationally. We believe that our investments in South America will help us continue to satisfy the growing demand for wood-based residential construction in this region. We believe that investments in this region can continue to be funded by cash generated by our South America operations. Investments as a market leader in this region should allow us to capitalize on demand while diversifying our revenue mix and market cyclicality.
OUR MARKETS
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
OUR CUSTOMERS
We seek to maintain a broad customer base and a balanced approach to national distribution through both wholesale and retail channels. In 2022, our top ten customers accounted for approximately 48% of our sales. Our principal customers include the following:
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
Our specialty products, including Siding Solutions and Structural Solutions, generally compete based on product features, benefits, quality, sustainability, and availability. Our commodity OSB generally competes based on price, quality, and availability of products.
OUR MANUFACTURING
We operate manufacturing facilities throughout North and South America. Our facilities utilize the best available manufacturing techniques based on the needs of our businesses, and we continuously work to improve efficiency and productivity, as measured by OEE. We currently operate 19 strategically located manufacturing and production facilities in the U.S. and Canada, 2 facilities in Chile, and 1 facility in Brazil.
STRATEGIC SOURCING
We rely on various suppliers to furnish the raw materials and inputs used in the manufacturing of our products. To maximize our effectiveness in the marketplace, we have a central strategic sourcing group that consolidates purchases of certain materials and indirect items across business segments. The goal of the strategic sourcing group is to develop global strategies for a given component group, identify suppliers that meet our business requirements, and develop long-term relationships with these vendors. By developing these strategies and relationships, we seek to leverage our material needs to implement leading practices, reduce costs, improve process efficiency, improve operating performance. and ensure continuity of supply.
RAW MATERIALS
Wood fiber is the primary raw material used in most of our operations, and the primary source of wood fiber is timber. The primary end-markets for timber harvested in North America are manufacturers who supply: (1) the housing market where it is used in the construction of new housing and the repair and remodeling of existing housing; (2) the pulp and paper market; (3) commercial and industrial markets; (4) export markets; and (5) emerging biomass energy production markets. The supply of timber can be limited by particular factors that influence the accessibility of timberlands. These factors include policies governing forest management, Indigenous rights-based interests, alternate uses of land, and loss to urban or suburban real estate development. Because wood fiber is subject to commodity pricing, the cost of various types of timber that we purchase in the market has, at times, fluctuated greatly due to weather, government policies and regulations, or economic and other industry conditions. However, our mills are generally located near large and diverse supplies of timber. We source all our wood fiber sustainably, as certified against the Sustainable Forestry Initiative® (SFI®) and the Programme for the Endorsement of Forest Certification (PEFC®) standards.

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
We are subject to income taxes in the United States and foreign jurisdictions. Our provision for income taxes and the effective tax rate could be affected by numerous factors, including changes in applicable tax laws, interpretations of applicable tax laws, the amount and composition of pre-tax income in jurisdictions with differing tax rates, and the valuation of deferred tax assets. Additional information concerning tax matters is set forth under “Risk Factors – Legal and Regulatory Risk Factors - Regulatory and statutory changes applicable to us or our customers, including changes in effective tax rates or tax law, could adversely affect our financial condition and results of operations” in Item 1A of this annual report on Form 10-K, and in Note 8 of the Notes to the Consolidated Financial Statements included in Item 8 of this annual report on Form 10-K.
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
Changes in global or regional climate conditions and current or future governmental responses to such changes at the international, U.S. federal, and state levels, such as regulating and/or taxing the production of carbon dioxide and other greenhouse gases to facilitate the reduction of emissions into the atmosphere, and/or the imposition of taxes or other incentives to produce and use “cleaner” energy, may increase energy costs, limit harvest levels, and impact our operations or our planned or future growth. Because our manufacturing operations depend on significant amounts of energy and raw materials, these initiatives could have an adverse impact on our operations and profitability. Future legislation or regulatory activity in this area remains uncertain, as does the potential impact on our operations.

We are committed to complying with all applicable environmental laws and regulations and intend to devote significant management attention to such matters. In addition, we occasionally undertake construction projects for environmental control equipment or incur other environmental costs that extend an asset’s useful life, improve its efficiency, and/or improve the property's marketability.
Additional information concerning environmental matters is set forth under Item 3 "Legal Proceedings", and in Note 14 of the Notes to the Consolidated Financial Statements included in Item 8 of this annual report on Form 10-K.
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
Labor Relations. We are committed to working collaboratively with the unions that represent some of our employees. As of December 31, 2022, we employed approximately 4,300 team members, of which approximately 2,700, 800, and 900 were employed in the United States, Canada, and South America, respectively. Approximately 3,400 were employed at manufacturing facilities, and 1,300 team members were subject to collective bargaining agreements and/or national trade union agreements.
Health, Safety, and Wellness. We are committed to the health, safety, and wellness of our employees. Safety is a core principle and key value at LP. We safeguard our people, projects, and reputation by maintaining a safety culture that strives to eliminate workplace incidents, risks, and hazards. Our innovative safety and health processes are at the forefront of everything we do. We provide our employees, contractors, and guests with ongoing safety training to ensure that safety policies and procedures are effectively communicated and implemented. We also aim to start every meeting, every mill tour, and every morning at our manufacturing facilities with a message about safety. The success of our business is fundamentally connected to the safety and well-being of our people.
LP is committed to continual improvement of our health and safety performance. We establish internal, annual targets and seek continual safety performance improvements every year. One of the metrics that we carefully track is Total Incident Rate (TIR), a common industry measure of recordable incidents per 100 employees. We have established a targeted TIR of <1.0, which we believe represents industry-leading performance, and for the year ended December 31, 2022, actual TIR of 0.8 was better than our target. To further enhance our commitment to safety, we have also implemented a Serious Injury and Fatality (SIF) prevention program and the tracking of Weighted Incident Rate (WIR). The SIF prevention program is a proactive approach to address the most significant exposures our employees face on the job. WIR tracking reflects the severity and frequency of incidents to monitor our safety performance. The SIF program and WIR tracking enhance hazard recognition and employee engagement and drive our teams to evaluate controls to ensure we are incorporating improved levels of protection whenever possible. We use this data to prioritize, manage, and carefully track safety performance at all our facilities and integrate sound safety practices to make a meaningful difference in every facet of our operations.
Diversity, Equity, and Inclusion. We embrace the diversity of our team members, customers, stakeholders, and consumers, including their unique backgrounds, experiences, thoughts, and talents, and are committed to continued efforts to increase diversity and foster an inclusive workplace. Everyone at LP is valued and appreciated for their distinct contributions to the growth and sustainability of our business. We strive to cultivate a culture and vision that supports and enhances our ability to recruit, develop, and retain diverse talent at every level.
Our executive management team provides oversight of our policies, programs, and initiatives focusing on workforce diversity, equity, and inclusion, talent and development, and compensation and benefits, and it is our policy to fully comply with all laws (domestic and foreign) applicable to equal employment opportunity and discrimination in the workplace.

Talent and Development. Our talent strategy is focused on attracting the best talent and recognizing and rewarding their performance while continually developing, engaging, and retaining our employees. We focus on the team member experience, removing barriers to engagement, further modernizing the human relations process, and continually improving the equity and effectiveness of all talent practices.
Our talent development programs provide employees with the resources they need to help achieve their career goals, build management skills, and lead the Company.
Compensation and Benefits. We strive to provide competitive compensation and benefits programs to help meet the needs of our employees and to provide the proper incentives to attract, retain, and motivate them.
While subject to change, our current benefit programs may include, depending on country/region and employment position, stock awards granted pursuant to our stock award plans, awards granted under our annual cash incentive award plan, a 401(k) Plan or defined contribution plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family medical leave, paid parental leave (maternity, paternity, adoption), employee emergency support fund, tuition assistance, and scholarship programs.
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

SEGMENT AND PRICE TREND DATA
The following tables set forth for each of the last three years: (1) our sales volumes, (2) housing starts, and (3) OEE. We consider the following items to be key performance indicators because LP’s management uses these metrics to evaluate our business and trends, measure our performance, and make strategic decisions, and we believe that the key performance indicators presented provide additional perspective and insights when analyzing our core operating performance. These key performance indicators should not be considered superior to, as a substitute for, or as an alternative to, and should be considered in conjunction with, accounting principles generally accepted in the United States of America (U.S. GAAP) financial measures presented herein. These measures may not be comparable to similarly titled performance indicators used by other companies.
In addition, information concerning our: (1) Net sales by business segment; (2) profit by business segment; (3) identifiable assets by segment; (4) depreciation and amortization by business segment; (5) capital expenditures by business segment; and (6) geographic segment information, is included in Note 18 of the Notes to the Consolidated Financial Statements included in Item 8 of this annual report on Form 10-K.

Housing Starts
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

	2022	2021	2020
Housing starts[1]:
Single-Family	1,005	1,127	991
Multi-Family	550	474	389
	1,555	1,601	1,380
1 Actual U.S. Housing starts data reported by U.S. Census Bureau is based upon information published through February 16, 2023.
Sales Volume Information Summary
We monitor sales volumes for our products in our Siding, OSB, and South America segments, which we define as the number of units of our products sold within the applicable period. Evaluating sales volume by product type helps us identify and address changes in product demand, broad market factors that may affect our performance, and opportunities for future growth. It should be noted that other companies may present sales volumes differently, and therefore, as presented by us, sales volumes may not be comparable to similarly titled measures reported by other companies. We believe that sales volumes can be a useful measure for evaluating and understanding our business.

	Year Ended December 31, 2022
Sales Volume	Siding	OSB	South America	Total
Siding Solutions (MMSF)	1,797	—	33	1,830
OSB - Structural Solutions (MMSF)	—	1,803	554	2,357
OSB - Commodity (MMSF)	—	1,944	—	1,944

	Year Ended December 31, 2021
Sales Volume	Siding	OSB	South America	Total
Siding Solutions (MMSF)	1,621	—	46	1,667
OSB - Structural Solutions (MMSF)	—	1,664	615	2,279
OSB - Commodity (MMSF)	—	2,014	—	2,014

	Year Ended December 31, 2020
Sales Volume	Siding	OSB	South America	Total
Siding Solutions (MMSF)	1,393	—	36	1,429
OSB - Structural Solutions (MMSF)	—	1,565	688	2,253
OSB - Commodity (MMSF)	—	1,978	—	1,978
Overall Equipment Effectiveness Summary
We measure OEE of each of our mills to track improvements in the utilization and productivity of our manufacturing assets. OEE is a composite metric that considers asset uptime (adjusted for capital project downtime and similar events), production rates, and finished product quality. We believe that when used in conjunction with other metrics, OEE can be a useful measure for evaluating our ability to generate profits, and that providing this measure should allow interested persons to monitor operational improvements. During the quarter ended March 31, 2022, we modified our OEE measure to use a best-in-class target across all LP sites. This modification allows us to optimize capital investments, focus maintenance and reliability improvements, and improve overall equipment efficiency. Accordingly, to facilitate comparison between the periods presented, OEE for 2021, as presented in the table below, was calculated using the modified calculation as if the modification had been in effect during that period, but revised OEE data for 2020 was not available. It should be noted that other companies may present OEE differently, and therefore, as presented by us, OEE may not be comparable to similarly titled measures reported by other companies.

	Years Ended December 31,
	2022	2021
Siding	76%	73%
OSB	72%	74%
South America	71%	77%
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
BUSINESS AND OPERATIONAL RISK FACTORS
Unplanned events may interrupt our manufacturing operations, which may adversely affect our business. The manufacturing of our products is subject to unplanned events such as explosions, fires, inclement weather, natural disasters, accidents, equipment failures, labor disruptions, transportation interruptions, supply interruptions, public health issues (including pandemics and quarantines), riots, civil insurrection or social unrest, looting, protests, strikes, and street demonstrations. During the year ended December 31, 2022, fire interruptions reduced production by less than 1%, but future fire or other operational interruptions could significantly curtail the production capacity of a facility for a period of time. We have redundant capacity and capability to produce many of our products within our manufacturing platform to mitigate our business risk from such interruptions, but major or prolonged interruptions could compromise our ability to meet our customers' needs. Delayed delivery of our products to customers who require on-time delivery from us may cause customers to purchase alternative products at a higher cost, reschedule their own production, or incur other incremental costs. Customers may be able to pursue financial claims against us for their incremental costs, and we may incur costs to correct such problems in addition to any liability resulting from such claims. Interruptions may also harm our reputation among actual and potential customers, potentially resulting in a loss of business. To the extent these losses are not covered by insurance, our financial position, results of operations, and cash flows could be adversely affected by such events.
We mostly depend on third parties for transportation services and increases in costs or changes in the availability of transportation could materially and adversely affect our business and operations. Our business depends on the transportation of many products, both domestically and internationally. We rely primarily on third parties for transportation of the products we manufacture and/or distribute as well as for delivery of our raw materials. In particular, a significant portion of the goods we manufacture and raw materials we use are transported by railroad or trucks, which are highly regulated. There may be labor unrest or disputes, including strikes and work stoppages, among workers at various transportation providers and in industries affecting the transportation industry, included those that are unionized, like the railroad industry. If any of our third-party transportation providers were to fail to deliver the goods we manufacture or distribute in a timely manner, including as a result of the impacts arising from global pandemics or worsening economic conditions, we may be unable to sell those products at full value or at all. Similarly, if any of these providers were to fail to deliver raw materials to us in a timely manner, we may be unable to manufacture our products in response to customer demand. In addition, if any of these third parties were to cease operations or cease doing business with us, we may be unable to replace them at a reasonable cost. Any failure of a third-party transportation provider to deliver raw materials or finished products in a timely manner could harm our reputation, negatively affect our customer relationships and have a material adverse effect on our financial condition and results of operations. In addition, an increase in transportation rates and oil and/or fuel surcharges could materially and adversely affect our sales and profitability.
Our reliance on third-party wholesale distribution channels could impact our business. We offer our products directly and through a variety of third-party wholesale distributors and dealers. Adverse changes in the financial or business condition of these wholesale distributors and dealers or our customers, including as a result of the impacts arising from global pandemics, supply chain disruptions, or inflation, could subject us to losses and affect our ability to bring our products to market. One or more of our customers may experience financial difficulty, file for bankruptcy protection, or go out of business as a result of a global pandemic's current or future effects, which could result in an increase in customer financial difficulties that affect us. The direct impact on us could include reduced revenues and write-offs of accounts receivable and could negatively impact our operating cash flow. While we currently cannot estimate what those effects will be, if they are severe, the indirect impact could include impairments of intangible assets and reduced liquidity, among others. Any such adverse changes could have a material adverse effect on our business, financial position, liquidity, results of operations, and cash flows. Further, our ability to effectively manage inventory levels at wholesale distributor locations may be impaired under such arrangements, which could increase expenses associated with excess and obsolete inventory and negatively impact cash flows.
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
Cybersecurity risks related to the technology used in our operations and other business processes, as well as security breaches of company, customer, employee, or vendor information, could adversely affect our business. We rely on various information technology systems to capture, process, store, and report data and interact with customers, vendors, and employees. Despite careful security and controls design, implementation, updating, and internal and independent third-party assessments, our information technology systems, and those of our third-party providers, could become subject to security breaches, cyber-attacks, ransomware attacks, employee misconduct, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. Network, system, and data breaches could result in misappropriation of sensitive data or operational disruptions, including interruption to systems availability and denial of access to and misuse of applications required by our customers to conduct business with us. In addition, hardware and operating system software and applications that we procure from third parties may contain defects in design or manufacture, including "bugs" and other problems that could unexpectedly interfere with the operation of the systems. Misuse of internal applications, theft of intellectual property, trade secrets, or other corporate assets, and inappropriate disclosure of confidential information could stem from such incidents. A breach in cybersecurity could result in manipulation and destruction of sensitive data, cause critical systems to malfunction, be damaged or shut down, and lead to disruption to our operations and production downtimes, potentially for lengthy periods of time. Theft of personal or other confidential data and sensitive proprietary information could also occur as a result of a breach in cybersecurity, exposing us to costs and liabilities associated with privacy and data security laws in the jurisdictions in which we operate. While we have security measures in place that are designed to protect customer and other sensitive information and the integrity of our information technology systems and prevent data loss and other security breaches, our security measures or those of our third-party service providers may not be sufficiently broad in scope to protect all relevant information, may not function as planned, or could be breached as a result of third-party action, employee or vendor error, malfeasance, or otherwise. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement sufficient control measures to defend against these techniques. Once a security incident is identified, we may be unable to remediate or otherwise respond to such an incident in a timely manner. Additionally, a breach could expose us, our customers, our suppliers, and our employees to risks of misuse of such information. Such negative consequences of cyberattacks or security breaches could adversely affect our reputation, competitive position, business, or results of operations. The lost profits and increased costs related to cyber or other security threats or disruptions may not be fully insured against or indemnified by other means. A security failure could also impact our ability to operate our businesses effectively, adversely affect our reported financial results, impact our reputation, and expose us to potential liability or litigation. As a result, cybersecurity and the continued development and enhancement of our controls, processes, and practices remain a priority for us. We may be required to expend additional resources to continue to enhance our security measures to investigate and remediate any security vulnerabilities. We cannot predict the degree of any impact that increased monitoring, assessing, or reporting of cybersecurity matters would have on operations, financial conditions and results.
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
Our international operations and sourcing of materials could be harmed by a variety of factors, including:
•recessionary trends in international markets;
•legal and regulatory changes and the burdens and costs of our compliance with a variety of laws, including but not limited to export controls, import and customs trade restrictions, tariffs, and regulations related to global pandemics;
•increases in transportation costs or transportation delays;
•work stoppages and labor strikes;
•fluctuations in exchange rates, particularly the value of the U.S. dollar relative to other currencies; and
•political unrest, terrorism and economic instability.
If any of these or other factors were to render the conduct of our business in a particular country undesirable or impractical, our business, financial condition, or results of operations could be materially adversely affected.
We are subject to physical, operational, transitional, and financial risks associated with climate change and global, regional, and local weather conditions, as well as by legal, regulatory, and market responses to climate change. There has been an increased focus, including from investors, the general public and U.S. and foreign governmental and nongovernmental authorities, regarding environmental, sustainability, and governance (ESG) matters, including with respect to climate change, greenhouse gas emissions, packaging and waste, sustainable supply chain practices, deforestation, and land, energy, and water use. This increased awareness with respect to ESG matters, including climate change, may result in more prescriptive reporting requirements with respect to ESG metrics, an expectation that such metrics will be voluntarily disclosed by companies such as ours, and increased pressure to make commitments, set targets, or establish goals, and take action to meet them. While we have voluntarily provided certain disclosures with respect to various ESG matters, including climate change, we cannot predict whether such disclosure will be considered sufficient by our stakeholders. Additionally, we cannot predict the degree of any impact related to increased monitoring, assessing, or reporting of ESG matters would have on operations, financial conditions and results.
The unpredictability and frequency of natural disasters such as hurricanes, earthquakes, hailstorms, wildfires, snow, ice storms, the spread of disease, and insect infestations could also affect the supply of raw materials or cause variations in their costs, or variations in transportation-related costs. In addition, global climate change may increase the frequency or intensity of extreme weather events, such as storms, floods, heat waves, and other events that could affect our facilities and demand for our products.

Recently, there has been an increased oversight in the reporting on the effects of climate change on the environment. Governmental regulations or restrictions intended to reduce greenhouse gas emissions and other climate change impacts are emerging and present transition risks. Increased restrictions and regulations could increase operating costs and compliance costs or require additional technology, all of which would adversely affect our results of operation. We believe that we are in compliance in all material respects with existing climate-related regulations and such compliance has not had a material impact on our business; however, the costs of complying with increased regulations and transitioning to a lower-carbon economy may result in expenses that will materially impact our business. Given the rapidly changing nature of environmental laws and regulations, we cannot predict the impact such restrictions may have on operations.
Our suppliers and the third parties we rely on for transportation may also be impacted by increased ESG reporting requirements or transition related risks to a lower carbon economy, which may adversely impact their ability to provide us with goods and services. If our suppliers or third parties we rely on for transportation are unable to comply with environmental laws and regulations, we may be unable to meet consumer demands at the same cost or in a timely fashion.
Our reputation may be adversely affected if we are not able to achieve our ESG goals or otherwise meet the expectations of our stakeholders with respect to ESG matters. We strive to deliver shared value through our business. Our diverse group of stakeholders hold us accountable to ensure we continue to demonstrate progress with respect to industry-specific ESG priorities. From time to time, we announce certain aspirations and goals relevant to our priority ESG matters. We periodically publish information about our ESG priorities, strategies, goals, targets and progress on our corporate website and update our ESG reporting from time to time. Achievement of these aspirations, targets, plans and goals is subject to risks and uncertainties, many of which are outside of our control, and it is possible that we may not reach all our ESG goals or certain of our stakeholders might not be satisfied with our efforts. Certain challenges we face in meeting our ESG objectives are also captured within our ESG reporting, which is not incorporated by reference into and does not form any part of this annual report on Form 10-K or our other filings with the SEC. Perceived failures or delays in meeting our ESG goals could adversely affect public perception of our business, employee morale or customer or stakeholder support, and may negatively impact our financial condition and results of operations.
Our business, financial condition, and results of operations have been, and may again be. adversely affected by global pandemics or other health emergencies, including the ongoing COVID-19 pandemic. The extent to which global pandemics and/or other health emergencies would impact our business, financial condition, cash flows, and results of operations in the future is uncertain and will depend on numerous evolving factors beyond our control including, among other things, the duration and severity of the pandemic, actions taken to contain its spread and mitigate its effects, including vaccination programs or mandates, and the broader impacts on the country, the region's economy, and global trade. However, we reasonably anticipate that a prolonged outbreak and resulting commercial or social restrictions could have a material adverse impact on its business, financial condition, and results of operations.
Global pandemics and/or other health emergencies may have a material adverse effect on our business or our supply of raw materials, production, distribution channels, and customers, including business shutdowns or disruptions for an indefinite period of time, reduced operations, labor shortages and disruptions (including concerns and related impacts from any expanded vaccination requirements), restrictions on manufacturing or shipping products or reduced consumer demand.
Additionally, the COVID-19 pandemic resulted in significant, industry-wide supply chain disruptions. In particular, this pandemic has impacted our global supply chain network and resulted in, among other things, disruptions and delays in shipments of certain materials or components used in our products. We have, and will continue to, as needed, collaborate with our suppliers to utilize technology, better forecasting, flexibility in transportation, and other arrangements to mitigate these supply chain disruptions with this pandemic and any other global pandemics. However, despite our mitigation efforts, we may continue to experience challenges to our global supply chain network, including the cost and availability of raw materials and components due to shortages and resulting cost inflation. Any such, disruptions to our supply chain network may result in our inability to meet customer demand for our products or increase costs and could adversely impact our business and results of operations.

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
Adverse changes in any of these conditions generally, or in any of the markets where we operate, could decrease demand for our products and could adversely impact our businesses by causing consumers to delay or decrease homeownership; making consumers more price-conscious, resulting in a shift in demand to smaller homes; making consumers more reluctant to make investments in their existing homes; or making it more challenging to secure loans for major renovations or new home construction. Unfavorable changes in demographics, credit markets, consumer confidence, household incomes, inflation, housing affordability, or housing inventory levels and occupancy, or a weakening of the U.S. economy or of any regional or local economy, in which we operate could adversely affect consumer spending, result in decreased demand for our products, and adversely affect our business. Unfavorable changes in single-family housing starts and increases interest rates on major renovations or new home construction for during the year ended December 31, 2022, negatively impacted our results of operations for the same period. If conditions in the overall housing market or in a specific market or submarket worsen in the future beyond our current expectations, such changes could continue to have a material adverse effect on our financial position, results of operations, and cash flows. Additionally, higher interest rates, high levels of unemployment, restrictive lending practices, heightened regulation, and increased foreclosures could have a material adverse effect on our financial position, results of operations, and cash flows.
We have a high degree of product concentration in OSB. OSB accounted for about 57%, 65%, and 55% of our North American Net sales in 2022, 2021, and 2020, respectively, and we expect OSB sales to continue to account for a substantial portion of our revenues and profits in the future. The concentration of our business in the OSB market further increases our sensitivity to commodity pricing and price volatility. Historical prices for our commodity products have been volatile, and we, like other participants in the building products industry, have limited influence over the timing and extent of price changes for our products. Commodity product pricing is significantly affected by the relationship between supply and demand in the building products industry. Product supply is influenced primarily by fluctuations in available manufacturing capacity. Demand is affected by the state of the economy in general and a variety of other factors, including the level of new residential construction activity and home repair and remodeling activity and changes in the availability and cost of mortgage financing. In this competitive environment, with so many variables for which we do not control, we cannot guarantee that pricing for our OSB products will not decline from current levels. The continued development of builder and consumer preference for our OSB products (commodity and Structural Solutions) over competitive products is critical to sustaining and expanding demand for our products. Therefore, a failure to maintain and increase builder and consumer acceptance of our OSB products could have a material adverse effect on our financial position, liquidity, results of operations, and cash flows.
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

Our results of operations may be adversely affected by potential shortages of raw materials and increases in raw material costs. The most significant raw material used in our operations is wood fiber. Wood fiber is subject to commodity pricing, which fluctuates based on market factors over which we have no control. In addition, the cost of various types of wood fiber that we purchase in the market has at times fluctuated greatly because of governmental, economic, or industry conditions and may be affected by increased demand resulting from initiatives to increase the use of biomass materials in the production of heat, power, bio-based products, and biofuels. Wood fiber supply could also be influenced by natural events, such as forest fires, severe weather conditions, insect epidemics, and other natural disasters, which may increase wood fiber costs, restrict access to wood fiber, or force production curtailments. In addition to wood fiber, we also use a significant quantity of various resins in our manufacturing processes. Resin product costs are influenced by changes in the prices or availability of raw materials used to produce resins, primarily petroleum products, as well as demand for and availability of resin products and their chemical precursors. North American prices for wood fiber and resin products increased 16% and 36%, respectively, during the year ended December 31, 2022. Although we have been able to largely recover raw material price increases in the Siding product prices, we are unable to determine to what extent, if any, we will be able to pass any future raw material cost increases through to our customers through product price increases. OSB product prices are largely driven by the ratio of overall OSB demand to capacity. Therefore, we are unable to determine to what extent, if any, we will be able to pass any future raw material cost increases through to our customers. Our inability to pass increased costs through to our customers could have a material adverse effect on our financial condition, results of operations, and cash flows. In addition, supply disruptions in resin may impact our ability to produce our products or may cause production costs to increase.
Development of provincial forest lands, from which we obtain wood fiber, can be subject to constitutionally protected Indigenous treaty, Aboriginal title, or Aboriginal rights of recognized Indigenous groups in Canada. Most lands in British Columbia and Quebec are not covered by treaties or by resolved Aboriginal land claims, and as a result, the claims of these Indigenous groups relating to provincial forest lands are largely left unresolved. In areas where there are treaties, such as in Manitoba, where LP operates, provincial governments are required by law to consult with Indigenous nations regarding land use development projects including, forest management plans and operations.
Provincial governments are actively engaged in consultations or negotiations with Indigenous groups. Negotiations can often progress slowly and can be subject to litigation if rights-based interests are not fully addressed. Ongoing Indigenous land claim negotiations with provincial governments are taking place across Canada but negotiations progress slowly and can be subject to litigation. In addition, it can take time for a government to consult with Indigenous nations, and this too can be subject to litigation. To offset this risk, we proactively engage in information sharing and developing positive relationships with Indigenous communities that have cultural, spiritual and economic interests in the areas where we operate. This focused engagement provides us the opportunity to further understand and protect the rights of Indigenous groups as it relates to forestry activities while at the same time, minimizing risks to our business operations. Nonetheless, final or interim resolution of claims brought forward by provincial governments and Indigenous nations may result in additional restrictions on wood supply, potentially affecting operational costs and/or timber prices over the long term.
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
Regulatory and statutory changes applicable to us or our customers, including changes in effective tax rates or tax law, could adversely affect our financial condition and results of operations. We, and many of our customers, are subject to various national, state and local laws, rules, and regulations. Changes in any of these areas could result in additional compliance costs, seizures, confiscations, recall or monetary fines, any of which could prevent or inhibit the manufacture, distribution and sale of our products.
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
We are subject to the U.S. Foreign Corrupt Practices Act and other anti-corruption laws, as well as other international trade and regulatory laws governing our operations. If we fail to comply with these laws, we could be subject to civil or criminal penalties, other remedial measures, and legal expenses, which could adversely affect our business, financial condition, and results of operations. Our operations are subject to anti-corruption laws, including the U.S. Foreign Corrupt Practices Act (FCPA) and other anti-corruption laws that apply in countries where we do business. The FCPA and these other laws generally prohibit us and our employees and intermediaries from bribing, being bribed or making, offering or authorizing other prohibited payments or gifts, with corrupt intent, to foreign government officials or other persons to obtain or retain business or gain some other business advantage. We conduct business in a number of jurisdictions that are geographically high-risk for corruption law violations, we participate in relationships with third parties whose actions could potentially subject us to liability under the FCPA or other anti-corruption laws, and the nature of our business involves interaction with foreign government officials. In addition, we cannot predict the nature, scope, or effect of future regulatory requirements to which our operations might be subject or the manner in which existing laws might be administered or interpreted.
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
We have not independently verified the results of third-party research or confirmed assumptions or judgments upon which it may be based, and the forecasted and other forward-looking information contained therein is subject to inherent uncertainties. We have referred, and may in the future refer, in our annual reports, quarterly reports, and other documents that we file with the SEC, to historical, forecasted, and other forward-looking information published by sources such as Random Lengths Publications, Inc. (Random Lengths) and the U.S. Census Bureau that we believe to be reliable. However, we have not independently verified this information and, with respect to the forecasted and forward-looking information, have not independently confirmed the assumptions and judgments upon which it is based. Forecasted and other forward-looking information is necessarily based on assumptions regarding future occurrences, events, conditions, and circumstances and subjective judgments relating to various matters and is subject to inherent uncertainties. Actual results may differ materially from the results expressed or implied by, or based upon, such forecasted and forward-looking information.
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
Covenants and events of default in our debt instruments could limit our ability to undertake certain types of transactions and adversely affect our liquidity. Our Credit Agreement (as defined herein) and the indenture governing our 2029 Senior Notes (as defined herein) contain a number of restrictive covenants that impose operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including, among others, restrictions on our ability to incur indebtedness, grant liens to secure indebtedness, engage in sale and leaseback transactions and merge or consolidate or sell all or substantially all of our assets.
In addition, restrictive covenants in our Credit Agreement require us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we may be unable to meet them.
A breach of the covenants or restrictions under our Credit Agreement or under the indenture governing our 2029 Senior Notes could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt. A payment default or an acceleration following an event of default under our Credit Agreement or our indenture for our 2029 Senior Notes could trigger an event of default under the other indebtedness obligation, as well as any other debt to which a cross-acceleration or cross-default provision applies, which could result in the principal of and the accrued and unpaid interest on all such debt becoming due and payable. In addition, an event of default under our Credit Agreement could permit the lenders under our Amended Credit Facility (as defined herein) to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay any amounts due and payable under our Amended Credit Facility, those lenders could proceed against the collateral granted to them to secure that indebtedness, to the extent any such collateral is granted thereunder. In the event our lenders or noteholders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness.

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
More detailed descriptions of our Credit Agreement, our Amended Credit Facility and the indenture governing our 2029 Senior Notes are included in filings made by us with the SEC, along with the documents themselves, copies of which are filed as exhibits to this annual report on Form 10-K and which provide the full text of these covenants.
Changes in interest rates may adversely affect our earnings and cash flows. Pursuant to the Amended Credit Facility effective in November 2022, our senior indebtedness transitioned from bearing interest at a variable interest rate using a LIBOR benchmark to one that uses Term SOFR, a forward-looking term rate currently published by CME Group Benchmark Administration Limited (CBA) based upon the Secured Overnight Financing Rate (SOFR) as a benchmark rate. SOFR is the preferred alternative rate for LIBOR that has been identified by the Alternative Reference Rates Committee (ARRC), a U.S.-based group convened by the Federal Reserve and the Federal Reserve Bank of New York. SOFR is calculated based on short-term repurchase agreements, backed by U.S. Treasury securities. SOFR is calculated differently from LIBOR and have inherent differences, which could give rise to uncertainties, including the limited historical data and volatility in the benchmark rates. Because of these and other differences, there is no assurance that SOFR will perform in the same way as LIBOR would have performed at any time, and there is no guarantee that it is a comparable substitute for LIBOR. Uncertainty as to the nature of such potential changes, alternative reference rates, including SOFR, or other reforms may adversely affect the trading market for LIBOR- or SOFR-based securities, including ours. As a result, our interest expense may increase, our ability to refinance some or all of our existing indebtedness may be affected, and our available cash flow may be adversely affected.
Our defined benefit plan funding requirements or plan settlement expense could impact our financial results and cash flow. In November 2021, the Company initiated the termination of our U.S. and Canadian defined benefit pension plans (the Plan), which have been substantially settled during the year ended December 31, 2022. The Plan will be terminated in future periods after satisfaction of all regulatory requirements, which may result in additional funding. See Note 16 of the Notes to the Consolidated Financial Statement included in Item 8 of this annual report on Form 10-K.
GENERAL RISK FACTORS
The impact of the military conflict between Russia and Ukraine on the global economy, energy supplies and raw materials is uncertain, but may prove to negatively impact our business and operations. The global economy has been negatively impacted by the military conflict between Russia and Ukraine. Furthermore, governments in the United States and several European and Asian countries have imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia. Although we have no operations in Russia or Ukraine, we have experienced shortages in materials and increased costs for transportation, energy, and raw material due in part to the negative impact of the Russia-Ukraine military conflict on the global economy. The scope and duration of the military conflict in Ukraine is uncertain, rapidly changing and hard to predict. Further escalation of geopolitical tensions related to the military conflict, including increased trade barriers or restrictions on global trade, could result in, among other things, cyberattacks, supply disruptions, lower consumer demand, and changes to foreign exchange rates and financial markets, any of which may adversely affect our business and supply chain.

In addition to the risks discussed above, we are subject to a variety of other risks as a publicly traded U.S. manufacturing company. As a publicly traded U.S. manufacturing company, we are subject to a variety of other risks, each of which could adversely affect our financial position, results of operations or cash flows, or the price of our common stock. These risks include but are not limited to:
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
•failure to meet the expectations of investors, including as a result of factors beyond the control of an individual company; and
•the impact of the military conflict between Russia and Ukraine on the global economy, energy supplies and raw materials.
ITEM 1B.    Unresolved Staff Comments
None.

ITEM 2.    Properties
Information regarding our principal facilities, all of which we own, and their production capacities is set forth in the following table. Information regarding current operating production capacities is based on annual typical operating rates and normal production mixes under current market conditions, considering known constraints such as log supply. Market conditions, fluctuations in log supply, environmental restrictions, and the nature of current orders may cause actual production rates and mixes to vary significantly from the production rates and mixes shown.

OSB[2]		Siding
OSB production facilities - 3/8” basis, million square feet		Siding production facilities - 3/8” basis, million square feet
Carthage, TX	500	Dawson Creek, British Columbia, Canada[1]	300
Peace Valley, British Columbia, Canada	800	Newberry, MI	165
Hanceville, AL	420	Hayward, WI1	475
Jasper, TX	475	Tomahawk, WI	245
Maniwaki, Quebec, Canada	650	Two Harbors, MN	235
Roxboro, NC	525	Swan Valley, Manitoba, Canada[1]	380
Clarke County, AL	725	Houlton, ME1,4	220
7 facilities	4,095	Sagola, MI1,3	300
		8 facilities	2,320
South America		Siding finishing facilities[5] - 3/8” basis, million square feet
OSB/Siding production facilities - 3/8” basis, million square feet		Green Bay, WI	90
Panguipulli, Chile	300	Roaring River, NC	60
Lautaro, Chile	160	Granite City, IL	20
Ponta Grossa, Brazil	330	3 facilities	170
3 facilities	790
1 The Hayward, WI; Dawson Creek, British Columbia, Canada; Swan Valley, Manitoba, Canada; Houlton, ME; and Sagola, MI siding facilities can produce commodity OSB when market conditions warrant.
2 In addition to the OSB plants listed, we own a facility in Watkins, MN, which supports our Structural Solutions portfolio.
3 We ceased OSB production at our Sagola, MI facility in November 2022 to complete the conversion to Siding production. Siding operations are expected to begin production in 2023.
4 After Sagola, MI, the next Siding Solutions production capacity addition is expected to be an expansion of the Houlton, ME facility.
5 We are expanding our siding finishing capacity by constructing a facility in Bath, NY, which is expected to be finalized in 2023. After the Bath, NY construction, we plan to expand finishing capacity through construction of new facility in Spokane, WA. The addition of these two facilities is expected to add a total of 190 million square feet of siding finishing capacity.

ITEM 3.    Legal Proceedings
ENVIRONMENTAL MATTERS
We are involved in a number of environmental proceedings and activities and may be wholly or partially responsible for known or unknown contamination existing at a number of sites at which we have conducted operations or disposed of waste. Based on the information currently available, management believes that any fines, penalties, or other costs or losses resulting from these matters should not have a material adverse effect on our financial position, results of operations, cash flows, or liquidity.
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
For information regarding our financial statement reserves for the estimated costs of the environmental and legal matters referred to above, see Note 14 of the Notes to the Consolidated Financial Statements included in Item 8 in this annual report on Form 10-K.
ITEM 4.     Mine Safety Disclosures
Not applicable.

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The common stock of LP is listed on the New York Stock Exchange with the ticker symbol “LPX.” As of February 20, 2023, there were approximately 3,649 holders of record of our common stock.
DIVIDEND POLICY
We paid quarterly cash dividends of $0.22 per share for each quarter of 2022. We paid quarterly cash dividends of $0.16 per share for the first and second quarters of 2021 and $0.18 per share for the third and fourth quarters of 2021. On February 17, 2023, we declared a quarterly dividend of $0.24 per share, payable on March 31, 2023, to stockholders of record as of the close of business on March 10, 2023. We will continue to review our ability to pay cash dividends on an ongoing basis, and the payment of dividends in the future is subject to the discretion of LP’s Board of Directors depending upon, among other factors, our financial condition, and other general market and business conditions, and legal and contractual restrictions on the payment of dividends, including compliance with the terms of our Amended Credit Facility.
ISSUER PURCHASES OF EQUITY SECURITIES
In May 2022, LP's Board of Directors authorized a share repurchase plan under which LP was authorized to repurchase shares of its common stock totaling up to $600 million (the 2022 Share Repurchase Program). No purchases were made under the 2022 Share Repurchase Program during the fourth quarter of 2022. As of December 31, 2022, LP had used $400 million under the 2022 Share Repurchase Program. LP may initiate, discontinue, or resume purchases of its common stock under the 2022 Share Repurchase Program in the open market, in block, and in privately negotiated transactions, including under Rule 10b5-1 plans, at times and in such amounts as management deems appropriate without prior notice, subject to market and business conditions, regulatory requirements, and other factors.

PERFORMANCE GRAPH
The following graph compares the cumulative total return to investors, including dividends paid (assuming reinvestment of dividends) and appreciation or depreciation in stock price, from an investment in LP common stock for the period from December 31, 2017, through December 31, 2022, to the total cumulative return to investors from the Standard & Poor’s 500 Stock Index and Standard & Poor’s Building Products Index for the same period. Stockholders are cautioned that the graph shows the returns to investors as of the dates noted and may not be representative of the returns for any other past or future periods.

Comparison of 5 Year Cumulative Total Return
Among LP, the S&P 500 Index and the S&P Building Products Index
$400
$350
$300
$250
$200
$150
$100
$50
12/17
12/18
12/19
12/20
12/21
12/22
LP
S&P 500
S&P Building Products Index

The graph is not deemed to be “soliciting material” and is “furnished” and shall not be deemed to be “filed” with the SEC or incorporated by reference in any filing under Exchange Act or the Securities Act, except as shall be expressly set forth by specific reference in any such filing.
ITEM 6.    (Reserved)
ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Consolidated Financial Statements and related Notes and other financial information appearing elsewhere in this annual report on Form 10-K, and with Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our annual report on Form 10-K for our fiscal year ended December 31, 2021, filed with the SEC on February 22, 2022, which provides a discussion of our financial condition and results of operations for fiscal year 2021 compared to fiscal year 2020. The following discussion includes forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management.

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
In March 2022, we sold our 50% equity interest in two joint ventures that produce I-joists to Resolute Forest Products Inc. (Resolute) for $59 million. The joint ventures were comprised of Resolute-LP Engineered Wood Larouche Inc. in Larouche, Quebec, and Resolute-LP Engineered Wood St-Prime Limited Partnership in Saint-Prime, Quebec. The total net carrying value of our equity method investment at the date of sale was $19 million. We recognized a gain on the sale of $39 million during the year ended December 31, 2022, within Income from discontinued operations, net of income taxes in the Consolidated Statements of Income.
In August 2022, LP completed the sale of the Engineered Wood Products (EWP) segment assets to Pacific Woodtech Corporation, a Washington corporation, and Pacific Woodtech Canada Holdings Limited, a British Columbia limited company (collectively, the Purchaser) in exchange for the Purchaser’s payment to the Company of $217 million in gross cash proceeds after taking into account working capital adjustments. Upon closing, the Company entered into the transition services agreement (TSA) with the Purchaser, pursuant to which the Company agreed to support the various activities of the EWP segment for a period not to exceed eight months. We have classified the related assets and liabilities associated with the EWP segment as discontinued operations in our Consolidated Balance Sheets for prior periods presented. The results of our EWP segment have been presented as discontinued operations in our Consolidated Statements of Income for all periods presented. See Note 6 – Discontinued Operations of the Notes to the Consolidated Financial Statements included in Item 8 of this annual report on Form 10-K.
Executive Summary
Net sales for 2022 decreased year-over-year by $61 million (or 2%), including a decrease in OSB prices of $400 million and a decrease in South America revenue of $24 million due to lower volumes and unfavorable currency movements, partially offset by Siding Solutions growth of $305 million (14% pricing, 11% volume) and an increase in OSB volume of $53 million.
Income attributed to LP from continuing operations decreased year-over-year by $418 million to $888 million, or $11.34 per diluted share, reflecting a $488 million drop in Adjusted EBITDA and non-cash pension settlement charges of $82 million, partially offset by $128 million lower income tax provisions.
Income from discontinued operations, net of income taxes, increased year-over-year by $126 million to $198 million, or $2.52 per diluted share, primarily due to the $118 million gain on the sale of EWP assets and a $39 million gain on the sale of the equity interests in two joint ventures that produced I-joists, partially offset by a $27 million increase in income tax provision.
Demand for Building Products
Demand for our products correlates positively with new home construction and repair and remodeling activity in North America, which historically have been characterized by significant cyclicality. The U.S. Census Bureau reported on February 16, 2023, that 2022 actual single-family housing starts were 11% lower than those in 2021. Actual multi-family housing starts in 2022 were about 16% higher than those in 2021. Repair and remodeling activity is difficult to reasonably measure, but many indications suggest that repair and remodeling activity is continuing to show resiliency.

Future economic conditions in the United States and the demand for homes are uncertain due to inflationary impacts on the economy, including interest rates, employment levels, consumer confidence, and financial markets, among other things. Additionally, we have experienced increases in material prices, supply disruptions, and labor challenges, which we continue to address as we work to meet the demands of builders, remodelers, and homeowners worldwide. The potential effect of these factors on our future operational and financial performance is uncertain. As a result, our past performance may not be indicative of future results.
The chart below, which is based on data published by U.S. Census Bureau, provides a graphical summary of new housing starts for single- and multi-family in the U.S., showing actual and rolling five- and ten-year averages for housing starts.
Supply and Demand for Siding
Siding Solutions is a specialty building material and is subject to competition from various siding technologies, including vinyl, stucco, wood, fiber cement, brick, and others. We believe we are the largest manufacturer in the engineered wood siding market. The overall siding market is estimated to be a $15 billion industry. We have consistently grown our Siding Solutions above the underlying market growth rates. Siding Solutions is generally less sensitive to new housing market cyclicality since roughly 60% of its demand comes from other markets, including sheds and repair and remodel. Our growth in this market depends upon the continued displacement of vinyl, wood, fiber cement, stucco, bricks, and other alternatives, our product innovation and our technological expertise in wood and wood composites to address the needs of our customers.
Supply and Demand for OSB
OSB is a commodity product, and it is subject to competition from manufacturers worldwide. Product supply is influenced primarily by fluctuations in available manufacturing capacity and imports. The ratio of overall OSB demand to capacity generally drives price. During the three months ended December 31, 2022, OSB commodity prices have fallen with the decline in market demand for OSB commodity product. We cannot predict whether the prices of our OSB products will remain at current levels or increase or decrease in the future.

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
Although we believe we can reasonably estimate customer volumes and support and the related customer payments at interim periods, it is possible that actual results could be different from previously estimated amounts. At the end of each year, a significant portion of the actual volume and support activity is known. Thus, we do not believe that a material change in the amounts recorded as customer program costs payable is likely. We had $46 million and $31 million accrued as customer rebates as of December 31, 2022, and 2021, respectively.

Defined Benefit Pension Plans
In November 2021, the Company initiated the termination of our frozen U.S. and Canadian defined benefit pension plans (collectively, the Plan). Plan participants were provided the opportunity to receive their full accrued benefits from Plan assets by either electing immediate lump sum distributions or annuity contracts with a qualifying third-party annuity provider. During the year ended December 31, 2022, we contributed $5 million to fund the liquidation of the Plan. Plan assets of $247 million were liquidated to fund lump sum distributions to participants and purchase annuity contracts. As a result, a substantial portion of the Plan was settled during the year ended December 31, 2022, resulting in recognition of non-cash, pre-tax charges of $82 million from Accumulated comprehensive loss to Other non-operating items in our Consolidated Statements of Income. Upon final termination of the Plan, we expect to recognize the remaining unrecognized pre-tax charges within Accumulated comprehensive loss ($6 million as of December 31, 2022). The Plan will be terminated in future periods after satisfaction of all regulatory requirements, which may result in additional funding.

NON-GAAP FINANCIAL MEASURES
In evaluating our business, we utilize non-GAAP financial measures that fall within the meaning of SEC Regulation G and Regulation S-K Item 10(e), which we believe provide users of the financial information with additional meaningful comparison to prior reported results. Non-GAAP financial measures do not have standardized definitions and are not defined by U.S. GAAP. In this annual report on Form 10-K, we disclose income attributed to LP from continuing operations before interest expense, provision for income taxes, depreciation and amortization, and exclude stock-based compensation expense, loss on impairment attributed to LP, product-line discontinuance charges, other operating credits and charges, net, loss on early debt extinguishment, investment income, pension settlement charges, and other non-operating items as Adjusted EBITDA from continuing operations (Adjusted EBITDA), which is a non-GAAP financial measure. We have included Adjusted EBITDA in this report because we view it as an important supplemental measure of our performance and believe that it is frequently used by interested persons in the evaluation of companies that have different financing and capital structures and/or tax rates. We also disclose income attributed to LP from continuing operations, excluding loss on impairment attributed to LP, product-line discontinuance charges, interest expense outside of normal operations, other operating credits and charges, net, loss on early debt extinguishment, gain (loss) on acquisition, and pension settlement charges, and adjusting for a normalized tax rate as Adjusted Income from continuing operations (Adjusted Income). We also disclose Adjusted Diluted EPS from continuing operations (Adjusted Diluted EPS), calculated as Adjusted Income divided by diluted shares outstanding. We believe that Adjusted Diluted EPS and Adjusted Income are useful measures for evaluating our ability to generate earnings and that providing these measures should allow interested persons to more readily compare the earnings for past and future periods.
Adjusted EBITDA, Adjusted Income, and Adjusted Diluted EPS are not substitutes for the U.S. GAAP measures of net income, income attributed to LP from continuing operations, and net income attributed to LP from continuing operations per diluted share or for any other U.S. GAAP measures of operating performance. It should be noted that other companies may present similarly titled measures differently, and therefore, as presented by us, these measures may not be comparable to similarly titled measures reported by other companies. Adjusted EBITDA, Adjusted Income, and Adjusted Diluted EPS have material limitations as performance measures because they exclude items that are actually incurred or experienced in connection with the operation of our business.

The following table presents significant items by operating segment and reconciles Net income to Adjusted EBITDA (dollar amounts in millions):

Year ended December 31,	2022	2021	2020
Net income	$1,083	$1,373	$497
Add (deduct):
Net loss attributed to noncontrolling interest	3	4	2
Income from discontinued operations, net of income taxes	(198)	(71)	(12)
Income attributed to LP from continuing operations	888	1,306	487
Provision for income taxes	274	402	121
Depreciation and amortization	129	114	106
Stock-based compensation expense	19	16	11
Loss on impairment attributed to LP	1	5	15
Other operating credits and charges, net	(16)	(1)	7
Pension settlement charges	82	2	—
Interest expense	11	14	19
Investment income	(14)	(1)	(4)
Loss on early debt extinguishment	—	11	—
Other non-operating items, not included above	15	9	(4)
Adjusted EBITDA	$1,389	$1,877	$757

Siding	$339	$289	$246
OSB	1,034	1,531	519
South America	77	113	42
Other	(23)	(20)	(19)
Corporate	(38)	(36)	(30)
Total Adjusted EBITDA	$1,389	$1,877	$757

The following table provides the reconciliation of net income to Adjusted Income (dollar amounts in millions, except earnings per share):

Year ended December 31,	2022	2021	2020
Net income	$1,083	$1,373	$497
Add (deduct):
Net loss attributed to noncontrolling interest	3	4	2
Income from discontinued operations, net of income taxes	(198)	(71)	(12)
Income attributed to LP from continuing operations	888	1,306	487
Loss on impairment attributed to LP	1	5	15
Other operating credits and charges, net	(16)	(1)	7
Loss on early debt extinguishment	—	11	—
Pension settlement charges	82	2	—
Reported tax provision	274	402	121
Adjusted income before tax	1,229	1,725	629
Normalized tax provision at 25%	(307)	(431)	(157)
Adjusted Income	$922	$1,294	$472
Weighted average shares - diluted	78	98	112
Diluted income attributed to LP from continuing operations per share	$11.34	$13.37	$4.35
Adjusted Diluted EPS	$11.77	$13.24	$4.22
OUR OPERATING RESULTS
Our results of operations for each of our segments are discussed below, as are results of operations for the “other” category, which comprises other products that are not individually significant. See Note 18 of the Notes to the Consolidated Financial Statements included in Item 8 of this annual report on Form 10-K for further information regarding our segments.
Siding
The Siding segment serves diverse end markets with a broad product offering of engineered wood siding, trim, and fascia, including LP® SmartSide® Trim & Siding, LP® SmartSide® ExpertFinish® Trim & Siding, LP BuilderSeries® Lap Siding, and LP® Outdoor Building Solutions® (collectively referred to as Siding Solutions).
Segment Net sales and Adjusted EBITDA for this segment were as follows:

Dollar amounts in millions			Increase (decrease)
Year Ended December 31,	2022	2021	2022 - 2021
Net sales	$1,469	$1,170	26%
Adjusted EBITDA	339	289	17%

Net sales in this segment by product line were as follows:

Dollar amounts in millions			Increase (decrease)
Year Ended December 31,	2022	2021	2022 - 2021
Siding Solutions	$1,463	$1,158	26%
Other	6	12	(43)%
Total	$1,469	$1,170
Percent changes in average net sales price and unit shipments were as follows:

	2022 versus 2021
	Average Selling Price	Unit Shipments
Siding Solutions	14%	11%
List price increases and positive mix effects drove year-over-year increases in the average net selling price for year ended December 31, 2022. The volume increases for the year ended December 31, 2022 are attributable to steady customer demand and production increases made possible by the ramp-up of the Houlton facility and the non-recurrence of production downtime in the prior year for a major scheduled maintenance project. Adjusted EBITDA increased $50 million year-over-year, reflecting revenue growth largely offset by $123 million of raw material, freight & wage cost inflation, and $31 million of discretionary investments in capacity and sales & marketing.
OSB
The OSB segment manufactures and distributes OSB structural panel products, including our value-added OSB portfolio known as LP Structural Solutions (which includes LP® TechShield® Radiant Barrier, LP WeatherLogic® Air & Water Barrier, LP Legacy® Premium Sub-Flooring, LP NovaCore™ Thermal Insulated Sheathing, LP® FlameBlock® Fire-Rated Sheathing, and LP® TopNotch® Sub-Flooring). OSB is manufactured using wood strands arranged in layers and bonded with resins. Significant cost inputs to produce OSB (including approximate breakdown percentages for 2022) were as follows: wood fiber (25%), resin and wax (23%), labor and burden (15%), utilities (5%), and other manufacturing costs (32%).
Segment Net sales and Adjusted EBITDA for this segment were as follows:

Dollar amounts in millions			Increase (decrease)
Year Ended December 31,	2022	2021	2022 - 2021
Net sales	$2,062	$2,387	(14)%
Adjusted EBITDA	1,034	1,531	(32)%
Net sales in this segment by product line were as follows:

Dollar amounts in millions			Increase (decrease)
Year Ended December 31,	2022	2021	2022 - 2021
OSB - Structural Solutions	$1,110	$1,152	(4)%
OSB - Commodity	938	1,221	(23)%
Other	14	14	(3)%
Total	$2,062	$2,387

Percent changes in average net sales prices and unit shipments were as follows:

	2022 versus 2021
	Average Selling Price	Unit Shipments
OSB - Structural Solutions	(11)%	8%
OSB - Commodity	(20)%	(3)%
OSB Net sales decreased year-over-year by $326 million (or 14%), including a $400 million decrease in OSB prices, partially offset by an increase in Structural Solutions sales volume. Adjusted EBITDA decreased by $497 million primarily due to the decrease in OSB prices and $79 million of raw material cost and wage inflation.
South America
Our South America segment manufactures and distributes OSB structural panel and siding products in South America and certain export markets. This segment has manufacturing operations in two countries, Chile and Brazil, and operates sales offices in Chile, Brazil, Peru, Colombia, Argentina, and Paraguay.
Segment Net sales and Adjusted EBITDA for this segment were as follows:

Dollar amounts in millions			Increase (decrease)
Year Ended December 31,	2022	2021	2022 - 2021
Net sales	$241	$265	(9)%
Adjusted EBITDA	77	113	(32)%
Net sales in this segment by product were as follows:

Dollar amounts in millions			Increase (decrease)
Year Ended December 31,	2022	2021	2022 - 2021
OSB -Structural Solutions	$215	$227	(5)%
Siding	23	33	(32)%
Other	3	5	(36)%
Total	$241	$265
Percent changes in average net sales prices and unit shipments for 2022 compared to 2021 were as follows:

	2022 versus 2021
	Average Selling Price	Unit Shipments
OSB	5%	(10)%
Siding	(6)%	(28)%
South America Net sales decreased year-over-year by $24 million (or 9%), predominantly due to lower volumes of $29 million and unfavorable foreign currency movements of $31 million, partially offset by higher local prices of $37 million. The decrease in Adjusted EBITDA of $36 million reflect the impacts of the lower revenue and higher raw material costs.
Other
Our other products segment includes our off-site framing operation Entekra Holdings, LLC (Entekra), remaining timber and timberlands, and other minor products, services, and closed operations, which do not qualify as discontinued operations.
Net sales decreased year-over-year by $12 million (or 12%) to $84 million primarily due to lower Entekra sales volumes. Adjusted EBITDA was $(23) million for 2022 as compared to $(20) million in 2021.

GENERAL CORPORATE AND OTHER EXPENSE, NET
General corporate and other expenses primarily comprise corporate overhead unrelated to business activities such as wages and benefits, professional fees, insurance, and other expenses for corporate functions, including certain executive officers, public company activities, tax, internal audits, and other corporate functions. General corporate and other expense, net, was $47 million in 2022 as compared to $46 million in 2021.
LOSS ON IMPAIRMENTS
During 2022, $1 million of impairment charges were recognized. During 2021, we recognized $6 million of pre-tax impairment charges primarily due to a non-cash impairment charge of $5 million related to goodwill associated with our off-site construction operation Entekra.
OTHER OPERATING CREDITS AND CHARGES, NET
For a discussion of Other operating credits and charges, net, see Note 12 of the Notes to the Consolidated Financial Statements included in Item 8 of this annual report on Form 10-K.
NON-OPERATING INCOME (EXPENSE)
For a discussion of non-operating income (expense), see Note 12 of the Notes to the Consolidated Financial Statements included in Item 8 of this annual report on Form 10-K.
INCOME TAXES
We recognized a tax provision of $274 million in 2022 compared to $402 million in 2021. For 2022, the primary differences between the U.S. statutory rate of 21% and the effective rate relate to state income tax. We paid $320 million and $421 million of income taxes net of refunds in 2022 and 2021, respectively.
LEGAL AND ENVIRONMENTAL MATTERS
For a discussion of legal and environmental matters involving us and the potential impact thereof on our financial position, results of operations, and cash flows, see Item 3 in this annual report on Form 10-K as well as Note 14 of the Notes to the Consolidated Financial Statements included in Item 8 of this annual report on Form 10-K.
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

Operating Activities
During 2022, we generated $1,144 million of cash from operations as compared to $1,484 million in 2021. The decrease in cash provided by operations was primarily related to lower income from operations. At December 31, 2022, and 2021, we had working capital of $148 million and $181 million, respectively.
Investing Activities
During 2022, net cash used for investing activities was $146 million as compared to $247 million in 2021. During 2022, we received $268 million in proceeds from sales of assets, primarily associated with the sale of the EWP segment assets and the sale of our 50% equity interest in two joint ventures.
Capital expenditures for the year ended December 31, 2022 and 2021, were $414 million and $254 million, respectively, primarily related to siding conversion expenditures and growth and maintenance capital.
Capital expenditures in 2023 are expected to be in the range of $385 million to $485 million. We expect to fund our short-term and long-term capital expenditures through cash on hand, cash generated from operations, and available borrowing under our Amended Credit Facility, as necessary.
Financing Activities
During 2022, cash used in financing activities was $982 million. On November 2, 2021, LP's Board of Directors authorized a share repurchase plan under which LP may repurchase shares of its common stock totaling up to $500 million (the Second 2021 Share Repurchase Program). In May 2022, LP's Board of Directors authorized a share repurchase plan under which LP was authorized to repurchase shares of its common stock totaling up to $600 million (the 2022 Share Repurchase Program). During the year ended December 31, 2022, we used $900 million to repurchase shares of LP common stock ($500 million from the Second 2021 Share Repurchase Program and $400 million from the 2022 Share Repurchase Program). Additionally, we paid cash dividends of $69 million. The remaining financing activities are primarily related to funds used to repurchase stock from employees in connection with income tax withholding requirements associated with our employee stock-based compensation plans.
During 2021, cash used in financing activities was $1,388 million. We used $300 million to repurchase shares of LP common stock under the share repurchase program authorized by LP's Board of Directors in 2020 and $1 billion to repurchase shares of LP common stock under the additional share repurchase program (authorized by LP's Board of Directors in May 2021. Additionally, we used $66 million to pay quarterly cash dividends. In March 2021, we issued $350 million aggregate principal amount of the 2029 Senior Notes. In March 2021, LP used the proceeds from the issuance of the 2029 Senior Notes and cash on hand to redeem all of the outstanding 2024 Senior Notes at a redemption price of 102.438% of the principal amount thereof plus accrued and unpaid interest to, but not including, the redemption date. In connection with financing activities, we paid $2 million in debt issuance costs related to the third amendment to our Amended Credit Facility and $13 million in redemption premiums and debt issuance costs related to the 2024 Senior Notes. The remaining financing activities related to the repurchase of stock from employees in connection with income tax withholding requirements associated with our employee stock-based compensation plans.
CREDIT FACILITIES
In November 2022, LP entered into a Second Amended and Restated Credit Agreement with American AgCredit, PCA, as administrative agent and sole lead arranger, and CoBank, ACB, as letter of credit issuer (the Credit Agreement), relating to its revolving credit facility (as amended, the Amended Credit Facility). The Credit Agreement provides for a revolving credit facility in the principal amount of up to $550 million, with a $60 million sub-limit for letters of credit. The Credit Agreement amended and restated the Company’s existing credit facility dated as of June 27, 2019, as amended, in its entirety to, among other things, (i) reflect the release of the collateral that secures the indebtedness evidenced by the Credit Agreement as a result of the Company’s obtaining an Investment Grade rating on November 1, 2022 (which collateral may be reinstated from time to time in accordance with the terms of the Credit Agreement), (ii) extend the maturity date to November 29, 2028, (iii) make certain changes to effect a transition from the LIBOR interest rate benchmark to Term SOFR Rate (as defined in the Credit Agreement) and (iv) provide for certain other modifications (including modifications to certain basket and threshold levels in the negative covenants) as set forth in the Credit Agreement. As of December 31, 2022, we had no amounts outstanding under the Amended Credit Facility.
The Credit Agreement contains various restrictive covenants and customary events of default, the occurrence of which could result in the acceleration of our obligation to repay the indebtedness outstanding thereunder. The Credit Agreement also contains financial covenants that require us and our consolidated subsidiaries to have, as of the end of each fiscal quarter, a capitalization ratio (i.e., funded debt less unrestricted cash to total capitalization) of no more than 57.5%. As of December 31, 2022, we were in compliance with all financial covenants under the Credit Agreement.
In March 2020, LP entered into the Letter of Credit Facility, which provides for the funding of letters of credit up to an aggregate outstanding amount of $20 million, which may be secured by certain cash collateral of LP. The Letter of Credit Facility includes an unused commitment fee, due quarterly, ranging from 0.50% to 1.875% of the daily available amount to be drawn on each letter of credit issued under the Letter of Credit Facility. The Letter of Credit Facility is subject to similar affirmative, negative, and financial covenants as those set forth in the Credit Agreement, including the capitalization ratio covenant. As of December 31, 2022, we were in compliance with all covenants under the Letter of Credit Facility.
OTHER LIQUIDITY MATTERS
2029 Senior Notes
In March 2021, we issued the 2029 Senior Notes in the aggregate principal amount of $350 million, which mature on March 15, 2029. As of December 31, 2022, future interest payments associated with the 2029 Senior Notes totaled $83 million, with $13 million payable within 12 months of such date. For additional information regarding the 2029 Senior Notes, please see Note 10 of the Notes to the Consolidated Financial Statements included in Item 8 of this annual report on Form 10-K.
Contingency Reserves
Contingency reserves, which represent an estimate of future cash needs for various contingencies (principally, environmental reserves), totaled $27 million at December 31, 2022, of which $1 million is estimated to be payable within one year of such date. There is inherent uncertainty concerning the reliability and precision of such estimates, and as such, the amounts ultimately paid in resolving these contingencies could exceed the current reserves by a material amount.
Leases
We have lease arrangements for real estate, mobile equipment at our manufacturing facilities, rail cars to transport our products, and a fleet of vehicles. As of December 31, 2022, we had fixed lease payment obligations of $63 million, with $8 million payable within 12 months of such date.
Other Purchase Obligations
Our other purchase obligations primarily consist of obligations related to information technology infrastructure. As of December 31, 2022, we had other purchase obligations of $30 million, with $19 million payable within 12 months of such date.
Off-Balance Sheet Arrangements
As of December 31, 2022, we had standby letters of credit of $13 million outstanding related to collateral for environmental impact on owned properties, deposit for forestry license, and insurance collateral, including workers' compensation.
Potential Impairments
We continue to review several mills and investments for potential impairments. Management currently believes we have adequate support for the carrying value of each of these assets based upon the anticipated cash flows that result from our estimates of future demand, pricing, and production costs, assuming certain levels of planned capital expenditures. As of December 31, 2022, the fair values of LP's facilities were in excess of their carrying value, which supported the conclusion that no impairment is necessary for those facilities. However, if demand and pricing for our products fall to levels significantly below cycle average demand and pricing, or should we decide to invest capital in alternative projects, or should changes occur related to our wood supply for these locations, it is possible that future impairment charges will be required.
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

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk
Each of our international operations has transactional foreign currency exposures related to buying and selling in currencies other than the local currencies in which it operates. Exposures are primarily related to the U.S. dollar relative to the Canadian dollar, the Brazilian real, and the Chilean peso. We also have translation exposure resulting from translating the financial statements of foreign subsidiaries into U.S. dollars. Although we have in the past entered into foreign exchange contracts associated with certain of our indebtedness and may continue to enter into foreign exchange contracts associated with major equipment purchases to manage a portion of the foreign currency rate risk, we historically have not entered into currency rate hedges with respect to our exposure from operations, provided we may do so in the future.
Some of our products are sold as commodities, and therefore sales prices fluctuate daily based on market factors over which we have little or no control. The most significant commodity product we sell is OSB. Based upon an assumed North America annual production capacity in the OSB segment of 4.1 billion square feet (3/8” basis) or 3.5 billion square feet (7/16” basis), a $1 change in the annual average price per thousand square feet on 7/16” basis would change annual pre-tax profits by approximately $4 million.
We historically have not entered into material commodity futures and swaps, although we may do so in the future.

ITEM 8.    Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Louisiana-Pacific Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Louisiana-Pacific Corporation and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the Finance and Audit Committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Retirement Plans and Post-Retirement Benefits— Refer to Notes 1 and 16 to the financial statements
Critical Audit Matter Description
The Company has a number of frozen defined benefit pension plans in the U.S. and Canada covering many of their employees. In November 2021, the Company initiated the termination of both the U.S. and Canadian defined benefit pension plans (“Plans”). Such Plans were substantially settled during the year ended December 31, 2022 and accordingly, the net pension obligations were removed from the Company’s consolidated balance sheet as of December 31, 2022. Legal termination of the Plans will not occur until all regulatory requirements are satisfied, which is expected to occur in 2023. Under the termination, Plan participants received their full accrued benefits by having elected to receive either a lump sum distribution or an annuity contract with a qualifying third-party annuity provider. Expenses and liabilities related to the defined benefit pension obligation were recorded based on various actuarial assumptions, including discount rate, assumed rates of return, and assumptions related to the rate above mentioned by participants.
We identified the Company’s settlement of the pension plans as a critical audit matter given the subjectivity pertaining to the remeasurement period and non-routine nature of such transaction. Performing audit procedures to evaluate the settlement required a high degree of auditor judgement and increased extent of effort, which included the need to involve an actuarial specialist.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s remeasurement and settlement of the defined benefit pension obligation included the following, among others:
•We tested the effectiveness of the internal controls over the valuation of the defined benefit pension obligation at remeasurement and the settlement.
•We consulted with technical experts as to the accounting treatment
•We tested the completeness and accuracy of the underlying source information by:
•Selecting a sample of the annuity & lump sum elections and related payments
•Selecting a sample of census data changes.
•With the assistance of our actuarial specialist, we evaluated the settlement methodology utilized to select the measurement date, census date, service cost, interest cost, and amortization of prior service costs and (gain)/losses for conformity with applicable accounting guidance.
/s/ Deloitte & Touche LLP
Nashville, Tennessee
February 21, 2023
We have served as the Company’s auditor since 1997.

Consolidated Statements of Income
Dollar amounts in millions, except per share

	Year Ended December 31,
	2022	2021	2020
Net sales	$3,854	$3,915	$2,399
Cost of sales	(2,355)	(1,952)	(1,566)
Gross profit	1,498	1,963	833
Selling, general, and administrative expenses	(264)	(223)	(195)
Loss on impairments	(1)	(6)	(16)
Other operating credits and charges, net	16	1	(7)
Income from operations	1,250	1,734	615
Interest expense	(11)	(14)	(19)
Investment income	14	1	4
Other non-operating items	(97)	(22)	4
Income before income taxes	1,155	1,700	604
Provision for income taxes	(274)	(402)	(121)
Equity in unconsolidated affiliate	4	4	1
Income from continuing operations	885	1,302	484
Income from discontinued operations, net of income taxes	198	71	12
Net income	$1,083	$1,373	$497
Net loss attributed to noncontrolling interest	3	4	2
Net income attributed to LP	$1,086	$1,377	$499

Net income attributed to LP per share of common stock:
Income per share continuing operations - basic	$11.40	$13.46	$4.37
Income per share discontinued operations - basic	2.54	0.73	0.11
Net income per share - basic	$13.94	$14.19	$4.48

Income per share continuing operations - diluted	$11.34	$13.37	$4.35
Income per share discontinued operations - diluted	2.52	0.73	0.11
Net income per share - diluted	$13.87	$14.09	$4.46

Average shares of common stock used to compute net income per share:
Basic	78	97	111
Diluted	78	98	112
See Notes to the Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
Dollar amounts in millions

	Year Ended December 31,
	2022	2021	2020
Net income	$1,083	$1,373	$497
Other comprehensive income, net of tax
Foreign currency translation adjustments	2	(28)	(1)
Unrealized gains on securities, net of reversals	—	—	(3)
Changes in defined benefit pension plans	71	5	8
Other	1	—	(2)
Other comprehensive income (loss), net of tax	75	(23)	2
Comprehensive income	$1,158	$1,350	$499
Comprehensive loss associated with noncontrolling interest	3	4	2
Comprehensive income attributed to LP	$1,161	$1,354	$501

See Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets
Dollar amounts in millions

	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$369	$358
Receivables, net of allowance for doubtful accounts of $1 million at December 31, 2022, and 2021, respectively	127	169
Inventories	337	278
Prepaid expenses and other current assets	20	17
Current assets of discontinued operations	—	68
Total current assets	854	890

Timber and timberlands	40	42
Property, plant and equipment, net	1,326	1,039
Operating lease assets, net	44	50
Goodwill and other intangible assets	36	39
Investments in and advances to affiliates	6	7
Restricted cash	14	13
Other assets	24	25
Deferred tax asset	7	2
Long-term assets of discontinued operations	—	87
Total assets	$2,350	$2,194

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$317	$304
Income taxes payable	19	13
Current liabilities of discontinued operations	—	34
Total current liabilities	336	351

Long-term debt	346	346
Deferred income taxes	113	86
Non-current operating lease liabilities	41	44
Contingency reserves, excluding current portion	26	24
Other long-term liabilities	53	63
Long term liabilities of discontinued operations	—	42
Total liabilities	916	955

Commitments and contingencies (Note 14)
Redeemable noncontrolling interest	—	4

Stockholders’ equity:
Preferred stock, $1 par value; 15,000,000 shares authorized, no shares issued	—	—
Common stock, $1 par value; 200,000,000 shares authorized; 87,986,865 shares issued, and 71,748,200 shares issued and outstanding, respectively, as of December 31, 2022; 102,415,883 shares issued and 85,636,154 shares issued and outstanding, respectively, as of December 31, 2021	88	102
Additional paid-in capital	462	458
Retained earnings	1,371	1,239
Treasury stock, 16,238,665 shares and 16,779,729 shares, at cost as of December 31, 2022, and 2021, respectively	(388)	(390)
Accumulated comprehensive loss	(99)	(174)
Total stockholders’ equity	1,433	1,235
Total liabilities and stockholders’ equity	$2,350	$2,194
See Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows
Dollar amounts in millions

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,083	$1,373	$497
Adjustments to net income:
Depreciation and amortization	132	119	111
Loss on impairment	1	6	16
Gain on sale of assets, net	(157)	—	—
Pension loss due to settlement	82	2	—
Loss on early debt extinguishment	—	11	—
Deferred taxes	1	7	2
Other adjustments, net	33	11	18
Changes in assets and liabilities (net of acquisitions and divestitures):
Receivables	22	(14)	(53)
Inventories	(66)	(71)	(12)
Prepaid expenses and other current assets	(7)	—	(4)
Accounts payable and accrued liabilities	15	46	30
Income taxes payable, net of receivables	6	(5)	54
Net cash provided by operating activities	1,144	1,484	659
CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant, and equipment additions	(414)	(254)	(77)
Proceeds from business divestiture	268	—	15
Redemption of insurance cash surrender value	—	—	10
Other investing activities, net	—	5	3
Net cash used in investing activities	(146)	(247)	(49)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	—	(359)	(350)
Borrowing of long-term debt	—	350	350
Payment of cash dividends	(69)	(66)	(65)
Purchase of stock	(900)	(1,300)	(200)
Other financing activities, net	(13)	(13)	(7)
Net cash used in financing activities	(982)	(1,388)	(272)
EFFECT OF EXCHANGE RATE ON CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(5)	(14)	2
Net increase (decrease) in cash, cash equivalents, and restricted cash	12	(164)	340
Cash, cash equivalents, and restricted cash at the beginning of the year	371	535	195
Cash, cash equivalents, and restricted cash at the end of the year	$383	$371	$535

Supplemental cash flow information:
Cash paid for income taxes, net	$(320)	$(421)	$(70)
Tax authority deposit applied to income taxes	$—	$—	$(32)
Cash paid for interest, net	$(14)	$(16)	$(18)
Unpaid capital expenditures	$48	$46	$16
See Notes to the Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity
Dollar and share amounts in millions, except per share amounts

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	130	$130	18	$(406)	$454	$966	$(153)	$991
Net income attributed to LP	—	—	—	—	—	499	—	499
Cash dividends on common stock paid ($0.145 per share quarterly)	—	—	—	—	—	(65)	—	(65)
Issuance of shares under stock plans, net of taxes withheld	—	—	(1)	9	(12)	—	—	(3)
Purchase of stock	(6)	(6)	—	—	—	(194)	—	(200)
Compensation expense associated with stock-based compensation	—	—	—	—	12	—	—	12
Noncontrolling interest redemption value adjustment	—	—	—	—	(2)	—	—	(2)
Other comprehensive loss	—	—	—	—	—	—	2	2
Balance as of December 31, 2020	124	124	17	(397)	452	1,206	(151)	1,234
Net income attributed to LP	—	—	—	—	—	1,377	—	1,377
Cash dividends on common stock paid ($0.16 per share for the first and second quarters and $0.18 per share for the third and fourth quarters)	—	—	—	—	—	(66)	—	(66)
Issuance of shares under stock plans, net of taxes withheld	—	—	—	7	(12)	—	—	(5)
Purchase of stock	(21)	(21)	—	—	—	(1,279)	—	(1,300)
Compensation expense associated with stock-based compensation	—	—	—	—	17	—	—	17
Other comprehensive loss	—	—	—	—	—	—	(23)	(23)
Balance as of December 31, 2021	102	102	17	(390)	458	1,239	(174)	1,235
Net income attributed to LP	—	—	—	—	—	1,086	—	1,086
Cash dividends on common stock paid ($0.22 per share quarterly)	—	—	—	—	—	(69)	—	(69)
Issuance of shares under stock plans, net of taxes withheld	—	—	(1)	2	(15)	—	—	(13)
Purchase of stock	(14)	(14)	—	—	—	(886)	—	(900)
Compensation expense associated with stock-based compensation	—	—	—	—	19	—	—	19
Other comprehensive loss	—	—	—	—	—	—	75	75
Balance as of December 31, 2022	88	$88	16	$(388)	$462	$1,371	$(99)	$1,433
See Notes to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Louisiana-Pacific Corporation and our subsidiaries are a leading provider of high-performance building solutions that meet the demands of builders, remodelers, and homeowners worldwide. Serving the new home construction, repair and remodeling, and outdoor structures markets, we have leveraged our expertise to become an industry leader known for innovation, quality, and reliability. The principal customers for our building solutions are retailers, wholesalers, and homebuilding and industrial businesses, in North America and South America, with limited sales to Asia, Australia, and Europe. The Company operates 22 plants across the U.S., Canada, Chile, and Brazil, through foreign subsidiaries, and operates additional facilities through a joint venture. References to "LP," the "Company," "we," "our," and "us" refer to Louisiana-Pacific Corporation and its consolidated subsidiaries as a whole.
During the year ended December 31, 2022, we sold our 50% equity interest in two joint ventures that produce I-joists to Resolute Forest Products Inc., and we sold the remaining assets related to the EWP segment. Accordingly, we have classified the related assets and liabilities associated with the EWP segment as discontinued operations in our Consolidated Balance Sheets. The results of our EWP segment have been presented as discontinued operations in our Consolidated Statements of Income for all periods presented. See Note 6 –Discontinued Operations for additional information.
See Note 18 below for further information regarding our products and segments.
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
Reclassifications
In addition to the classification of the EWP segment as discontinued operations, we have made certain immaterial reclassifications to prior period presentation in order to conform to the current year presentation.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and short-term investments of three months or less when purchased. These investments are stated at cost, which approximates market value.
Receivables
Receivables consisted of the following (dollars in millions):

	December 31,
	2022	2021
Trade receivables	$106	$156
Other receivables	19	13
Income tax receivable	4	1
Allowance for doubtful accounts	(1)	(1)
Total	$127	$169
Trade receivables are primarily generated by sales of our products to our wholesale and retail customers. Other receivables at December 31, 2022 and 2021 primarily consisted of sales tax receivables, vendor rebates, a receivable associated with an affiliate, and other miscellaneous receivables.
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
Inventories
Inventories are valued at the lower of cost or net realizable value. Inventory costs include materials, labor, and operating overhead. The FIFO (first-in, first-out) or average cost methods are used to value our inventories as of December 31, 2022. Included in the inventory balance is a lower of cost or market adjustment of $22 million as of December 31, 2022, and $6 million as of December 31, 2021. Inventory consisted of the following (dollars in millions):

	December 31,
	2022	2021
Logs	$59	$50
Other raw materials	72	57
Semi-finished inventory	25	20
Finished products	180	150
Total	$337	$278
Timber and Timberlands
Timber and timberlands are comprised of timber deeds and allocations of the purchase price to Canadian timber harvesting licenses. Timber deeds are transactions in which we purchase timber but not the underlying land. The cost of timber deeds is capitalized in timber and timberlands and charged to the cost of timber harvested as the volume is removed. Timber that has been severed but has not yet been delivered to a facility is included in timber and timberlands. As of December 31, 2022, and 2021, we had timber and timberlands of $12 million.

Timber licenses have a life of twenty to twenty-five years. These licenses are amortized on a straight-line basis over the life of the facilities. As of December 31, 2022, and 2021, we had timber licenses of $28 million and $30 million, respectively. Certain Canadian timber harvesting licenses also include future requirements for reforestation. The fair value of the future estimated reforestation obligation is accrued and recognized in cost of sales based on the volume of timber harvested; fair value is determined by discounting the estimated future cash flows using a credit adjusted risk-free rate. Subsequent changes to the fair value resulting from the passage of time and revisions to fair value calculations are recognized in earnings as they occur.
Property, Plant, and Equipment
Property, plant, and equipment, including capitalized interest, are recorded at cost and consisted of the following (dollars in millions):

	December 31,
	2022	2021
Land, land improvements, and logging roads, net of road amortization	$193	$168
Buildings	428	333
Machinery and equipment	2,124	1,934
Construction in progress	253	201
	2,998	2,636
Accumulated depreciation	(1,672)	(1,596)
Property, plant, and equipment, net	$1,326	$1,039
Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, which typically range from five to twenty years for buildings and land improvements, three to fifteen years for equipment, and the shorter of the lease term or estimated useful lives for leasehold improvements.
Depreciation and amortization expense on property, plant, and equipment was included in our Consolidated Statements of Income as noted below (dollars in millions):

	Year Ended December 31,
	2022	2021	2020
Cost of sales	$121	$107	$100
Selling, general and administrative expenses	4	2	3
Total depreciation and amortization	$124	$109	$102
Logging road construction costs are capitalized and included in land and land improvements. These costs are amortized as the timber volume adjacent to the road system is harvested.
Long-lived assets to be held and used (primarily property, plant, and equipment and timber and timberlands) are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When impairment is indicated, the book values of the assets are written down to their estimated fair value as calculated by the expected discounted cash flow or estimated net sales price. See Note 13 below for a discussion of charges related to impairments of property, plant, and equipment.
Long-lived assets that are held for sale are written down to the estimated sales proceeds less cost to sell unless the estimated net proceeds exceed the carrying value.
Goodwill and Intangible Assets
Goodwill and indefinite-lived intangible assets are assessed annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. In accordance with ASC 350, Intangibles – Goodwill and Other, companies may opt to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. A qualitative assessment includes factors such as financial performance, industry and market metrics, and other factors affecting the reporting unit. If this assessment concludes that it is more likely than not that the fair value of a reporting unit exceeds its carrying value, then goodwill is not considered impaired, and no further impairment testing is required. Conversely, if the qualitative assessment concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we must then compare the fair value of the reporting unit to its carrying value. Impairment is evaluated by applying a fair value based test. Impairment losses would be recognized when the implied fair value of goodwill is less than its carrying value.
Our 2022 annual impairment assessment did not result in impairments of our goodwill or intangible assets. During each of the years ended December 31, 2021, and 2020, we recognized non-cash impairment charges of $5 million, associated with goodwill from the purchase of our off-site construction operation, Entekra. See Note 5 below for further discussion of goodwill and intangible assets.
Investments in Affiliates
We account for investments in affiliates when we do not have a controlling financial interest using the equity method under which LP’s share of earnings and losses of the affiliate is reflected in earnings, and dividends are credited against the investment in the affiliate when declared.
Restricted Cash
Our restricted cash accounts generally secure outstanding letters of credit. The restricted cash balance at December 31, 2022, and 2021, was $14 million and $13 million, respectively.
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities were as follows (dollars in millions):

	December 31,
	2022	2021
Trade accounts payable	$178	$180
Salaries and wages payable	66	65
Accrued customer incentives	46	31
Taxes other than income taxes	10	12
Current portion of operating lease liabilities	8	7
Other accrued liabilities	9	9
Total Accounts payable and accrued liabilities	$317	$304
Other accrued liabilities at December 31, 2022, and 2021, primarily consisted of accrued interest, worker compensation liabilities, warranty reserves, and other items. Additionally, included in trade accounts payable is $48 million and $46 million related to capital expenditures that had not yet been paid as of December 31, 2022, and 2021, respectively.
Other Long-Term Liabilities
Other long-term liabilities were as follows (dollars in millions):

	December 31,
	2022	2021
Post-retirement obligations	$7	$9
Asset retirement obligations	8	8
Uncertain tax positions	7	9
Warranty reserves	6	6
Pension benefit obligation	1	11
Other	25	20
Total Other long-term liabilities	$53	$63
Other long-term liabilities at December 31, 2022 and 2021, consisted primarily of workers' compensation liabilities and investment tax incentives associated with property, plant, and equipment.

Asset Retirement Obligations
We record the fair value of the legal and conditional obligations to retire and remove long-lived assets in the period in which the obligation is incurred. These obligations primarily consist of monitoring costs on closed landfills, timber reforestation obligations associated with our timber licenses in Canada, and site restoration costs. When the related liability is initially recorded, we capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its settlement value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, we recognize a gain or loss for any difference between the settlement amount and the liability recorded. The activity in our asset retirement obligation liability for 2022 and 2021 is summarized in the following table (dollars in millions).

	Year Ended December 31,
	2022	2021
Beginning balance	$8	$10
Accretion expense	—	1
Adjusted to expense (cost of sales and other operating credits and charges, net)	(1)	(2)
Payments made	—	—
Ending balance	$8	$8
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
Redeemable Noncontrolling Interest
Redeemable noncontrolling interest in subsidiaries that is redeemable outside of our control is classified as mezzanine equity and measured at the greater of the estimated redemption value at the end of each reporting period or the historical cost basis of the noncontrolling interest adjusted for cumulative earnings allocations. Net income attributed to noncontrolling interest is recorded in the Consolidated Statements of Income. Any adjustments to the redemption value of redeemable noncontrolling interest are recognized in either net income or through accumulated paid-in capital, depending on the nature of the underlying security (preferred or common units).
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
The functional currencies of our Chilean, Brazilian, Argentinean, Colombian, Peruvian, and Paraguayan subsidiaries are their respective local currencies, and therefore, their books and records are maintained in local currency. Translation adjustments, which are based upon the exchange rate at the balance sheet date for assets and liabilities and the weighted average rate for the income statement, are recorded in Accumulated comprehensive loss in stockholders’ equity on the Consolidated Balance Sheets.
Advertising costs
Advertising costs of $28 million, $24 million, and $20 million in 2022, 2021, and 2020, respectively, are principally expensed as incurred and included as part of selling, general, and administrative expenses within our Consolidated Statements of Income. Advertising costs include product displays, media production costs, agency fees, sponsorships, and cooperating advertising.
Other Operating Credits and Charges, Net
We classify amounts unrelated to ongoing core operating activities as other operating credits and charges, net in the Consolidated Statements of Income. Such items include, but are not limited to, restructuring charges (including severance charges), charges to establish and maintain litigation or environmental reserves, product reserves, gains or losses from settlements with governmental or other organizations, and gains (loss) on the sale or disposal of long-lived assets. Due to the nature of these items, amounts in the income statement can fluctuate from year to year. The determination of which items are considered significant and unrelated to core operations is based upon management’s judgment.
Retirement Benefits
We are required to use actuarial methods and assumptions in the valuation of defined benefit obligations and the determination of expense. Actuarial gains or losses, curtailments, prior service costs or credits, and transition obligations not previously recognized are recorded as a component of Accumulated comprehensive loss.
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

2.    PRESENT AND PROSPECTIVE ACCOUNTING PRONOUNCEMENTS
Recent Pronouncements Not Yet Adopted
In October 2021, the FASB issued Accounting Standards Update (ASU) 2021-08– Business Combinations (Topic 805) Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to the recognition of an acquired contract liability and to payment terms and their effect on subsequent revenue recognized by the acquirer. The amendments in ASU 2021-08 require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. The amendments in ASU 2021-08 will become effective for us as of the beginning of our 2023 fiscal year. We do not expect that this guidance will have a material impact upon our financial position and results of operations.
3.    REVENUE
The following table presents our reportable segment revenues, disaggregated by revenue source. We disaggregate revenue from contracts with customers into major product lines. We have determined that disaggregating revenue into these categories depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.
As noted in the segment reporting information in Note 18 below, our reportable segments are: Siding, OSB, and South America (dollars in millions).

Year Ended December 31, 2022
By Product type and family:	Siding	OSB	South America	Other	Inter-segment	Total
Value-add
Siding Solutions	$1,463	$—	$23	$—	—	$1,486
OSB - Structural Solutions	—	1,110	215	—	(2)	1,323
	1,463	1,110	238	—	(2)	2,809
Commodity
OSB - Commodity	—	938	—	—	(1)	937

Other
Other products	6	14	3	84	—	107
	$1,469	$2,062	$241	$84	$(2)	$3,854

Year Ended December 31, 2021
By Product type and family:	Siding	OSB	South America	Other	Inter-segment	Total
Value-add
Siding Solutions	$1,158	$—	$33	$—	$—	$1,191
OSB - Structural Solutions	—	1,152	227	—	—	1,379
	1,158	1,152	260	—	—	2,570
Commodity
OSB - Commodity	—	1,221	—	—	—	1,221

Other
Other products	12	14	5	95	(3)	123
	$1,170	$2,387	$265	$95	$(3)	$3,915

Year Ended December 31, 2020
By Product type and family:	Siding	OSB	South America	Other	Inter-segment	Total
Value-add
Siding Solutions	$915	$—	$20	$—	$—	$935
OSB - Structural Solutions	—	580	146	—	—	726
	915	580	166	—	—	1,661
Commodity
OSB - Commodity	—	632	—	—	(1)	631

Other
Other products	44	9	3	52	—	107
	$959	$1,220	$169	$52	$(1)	$2,399
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
During 2022, 2021, and 2020, our top ten customers accounted for approximately 48%, 45%, and 48% of our sales, respectively, in the aggregate. No individual customer exceeded 10% of our sales in 2022, 2021, or 2020.
Our businesses routinely incur customer program costs to obtain favorable product placement, promote sales of products, and maintain competitive pricing. Customer program costs and incentives, including rebates and promotion and volume allowances, are accounted for as deductions from net sales at the time the program is initiated. These reductions from revenue are recorded at the time of sale or the implementation of the program based on management’s best estimates. Estimates are based on historical and projected experience for each type of program or customer. Volume allowances are accrued based on management’s estimation of customer volume achievement and other factors incorporated into customer agreements, such as new product purchases, store sell-through, and merchandising support. Management adjusts accruals when circumstances indicate (typically as a result of a change in volume expectations). As of December 31, 2022, and 2021, we accrued $46 million and $31 million, respectively, as customer rebates recorded in accounts payable and accrued liabilities on our Consolidated Balance Sheets.
We ship some of our products to customers' distribution centers on a consignment basis. We retain title to our products stored at the distribution centers. As our products are removed from the distribution centers by retailers and shipped to retailers’ stores, title passes from us to the retailers. At that time, we invoice the retailers and recognize revenue for these consignment transactions. We do not offer a right of return for products shipped to the retailers’ stores from the distribution centers. The amount of consignment inventory as of December 31, 2022, and 2021, was $20 million and $10 million, respectively.

4.     EARNINGS PER SHARE
Basic earnings per share is based on the weighted average number of shares of common stock outstanding. Diluted earnings per share is based upon the weighted average number of shares of common stock outstanding plus all potentially dilutive securities that were assumed to be converted into common shares at the beginning of the period under the treasury stock method. This method requires that the effect of potentially dilutive common stock equivalents (stock options, SSARs, restricted stock or units, and performance stock units) be excluded from the calculation of diluted earnings per share for the periods in which losses from continuing operations are reported because the effect is anti-dilutive.
The following table sets forth the computation of basic and diluted earnings per share (dollars and shares in millions):

	Year Ended December 31,
	2022	2021	2020
Income from continuing operations	$885	$1,302	$484
Net loss attributed to noncontrolling interest	3	4	2
Income attributed to LP from continuing operations	888	1,306	487
Income for discontinued operations, net of income taxes	198	71	12
Net income attributed to LP	$1,086	$1,377	$499

Weighted average common shares outstanding - basic	78	97	111
Dilutive effect of employee stock plans	—	1	1
Shares used for diluted earnings per share	78	98	112

Net income attributed to LP per share - basic:
Continuing operations	$11.40	$13.46	$4.37
Discontinued operations	2.54	0.73	0.11
Net income attributed to LP per share - basic	$13.94	$14.19	$4.48

Net income attributed to LP per share – diluted:
Continuing operations	$11.34	$13.37	$4.35
Discontinued operations	2.52	0.73	0.11
Net income attributed to LP per share - diluted	$13.87	$14.09	$4.46
5.    GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in goodwill by segment for the years ended December 31, 2022, and 2021, are provided in the following table (dollars in millions):

	Siding	OSB	Other	Total
Balance at December 31, 2020	$4	$16	$5	$25
Impairment charges	—	—	(5)	(5)
Balance at December 31, 2021	4	16	—	19
Impairment charges	—	—	—	—
Balance at December 31, 2022	$4	$16	$—	$19

Changes in other intangible assets for the years ended December 31, 2022, and 2021, are provided in the following table (dollars in millions):

	Timber Licenses[1]	Developed Technology	Trademark	Total Other Intangibles
Balance at December 31, 2020	$33	$19	$3	$55
Amortization	(3)	(2)	—	(5)
Balance at December 31, 2021	30	17	2	49
Amortization	(3)	(2)	—	(5)
Balance at December 31, 2022	$28	$15	$2	$45
1Timber licenses are included in Timber and timberlands on the Consolidated Balance Sheets.
The Company’s goodwill is evaluated for impairment annually during the fourth quarter or more frequently if events indicate the carrying value of a reporting unit may not be recoverable. The 2021 impairment test for Entekra indicated the carrying value exceeded the estimated fair value. The difference was recorded as a non-cash loss on impairment of $5 million for the year ended December 31, 2021, within loss on impairments in the Consolidated Statements of Income.
Included in the balance of timber licenses are values allocated to Canadian forest licenses whose initial value of $91 million is amortized over the estimated useful life of twenty to twenty-five years. Amortization expense related to definite-lived intangible assets was $5 million for each of the years ended December 31, 2022, 2021, and 2020.
Amortization of the above-described intangible assets will be $5 million per year over the next five years.
6.    DISCONTINUED OPERATIONS
Engineered Wood Products (EWP)
In March 2022, the Company sold its 50% equity interest in two joint ventures that produce I-joists to Resolute Forest Products Inc. for $59 million. The total net carrying value of our equity method investment at the date of sale was $19 million, and the Company recognized a gain associated with the sale of $39 million within Income from discontinued operations, net of income taxes in the Consolidated Statements of Income.
On August 1, 2022, the Company completed the sale of the assets related to the EWP segment to the Purchaser. As a result of the sale, the Company received $217 million in gross cash proceeds after taking into account working capital adjustments. The Company paid $12 million in direct transaction costs, resulting in net proceeds of $205 million. The net carrying value of the EWP assets at the time of sale was $87 million, which resulted in a pre-tax gain of approximately $118 million within Income from discontinued operations, net of income taxes in the Consolidated Statements of Income.
Upon closing, the Company entered into the TSA with the Purchaser, pursuant to which the Company agreed to support the various activities of the EWP segment for a period not to exceed eight months. During the year ended December 31, 2022, the Company collected $76 million on the Purchaser's behalf pursuant to the TSA. As of December 31, 2022, the Company has $10 million due to the Purchaser, which is included in Accounts payable and accrued liabilities within the Consolidated Balance Sheets.
The Company has classified the results of its EWP segment as discontinued operations in its Consolidated Statements of Income and has classified the related assets and liabilities associated with the EWP segment as discontinued operations in our Consolidated Balance Sheets for the prior periods presented.

The following table presents the financial results of the EWP segment (dollars in millions):

	Year Ended December 31,
	2022	2021	2020
Net sales	$455	$638	$389
Cost of sales	(355)	(531)	(354)
Gross profit	101	107	35
Selling, general, and administrative expenses	(10)	(18)	(17)
Other operating credits and charges, net	—	—	3
Income from operations of discontinued operations	91	90	21
Other non-operating items	—	5	(4)
Gain on disposal before income taxes	158	—	—
Income from discontinued operations before income taxes	249	95	17
Provision for income taxes	(51)	(24)	(4)
Income from discontinued operations, net of income taxes	$198	$71	$12
The following summarizes the total cash provided by operations and total cash used for investing activities related to the EWP segment and included in the Consolidated Statements of Cash Flows (dollars in millions):

	Year Ended December 31,
	2022	2021	2020
Net cash provided by discontinued operating activities	$16	$71	$—
Net cash provided by (used in) discontinued investing activities	$261	$(6)	$(7)
Net cash provided by discontinued investing activities for the year ended December 31, 2022, includes $59 million of proceeds from the sale of our 50% equity interest in two joint ventures that produce I-joists and $205 million of net proceeds from the sale of the EWP segment assets. Capital expenditures for discontinued operations totaled $3 million, $6 million, and $7 million for the years ended December 31, 2022, 2021, and 2020, respectively. Included in Net cash provided by discontinued operating activities is depreciation and amortization of $3 million, $5 million, and $4 million for the years ended December 31, 2022, 2021, and 2020, respectively.
The following table presents the aggregate carrying amounts of discontinued operations related to the EWP segment in the Consolidated Balance Sheets (dollars in millions):

December 31, 2021
Carrying amounts of assets included as part of discontinued operations:
Accounts receivable, net	$22
Inventories	46
Timber and timberlands	42
Property, plant, and equipment, net	30
Operating lease assets	1
Investments in and advances to affiliates	14
Total assets classified as discontinued operations in the Consolidated Balance Sheet	$156

Carrying amounts of liabilities included as part of discontinued operations:
Accounts payable and accrued liabilities	$34
Other liabilities	42
Total liabilities classified as discontinued operations in the Consolidated Balance Sheet	$76

7.    REDEEMABLE NONCONTROLLING INTEREST
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
The components of redeemable noncontrolling interests are as follows (dollars in millions):

	December 31,
	2022	2021
Beginning balance	$4	$10
Adjustment to redemption value (through accumulated paid-in capital)	—	(1)
Net loss attributable to noncontrolling interest	(3)	(3)
Impairment charge attributed to noncontrolling interest	—	(1)
Ending balance	$—	$4
8.    INCOME TAXES
Income Tax Provision
The components of income from continuing operations before income taxes, including equity in unconsolidated affiliates, were (dollars in millions):

	Year Ended December 31,
	2022	2021	2020
Domestic	$961	$1,491	$503
Foreign	198	212	102
Total	$1,159	$1,704	$605
The components of our income tax provision (benefit) from continuing operations were (dollars in millions):

	Year Ended December 31,
	2022	2021	2020
Current tax provision:
U.S. federal	$180	$284	$74
State and local	51	56	16
Foreign	42	56	29
Net current tax provision	273	396	119
Deferred tax provision (benefit):
U.S. federal	(1)	2	(3)
State and local	(4)	—	8
Foreign	12	4	(2)
Net valuation allowance increase (decrease)	(6)	—	(1)
Net deferred tax provision	1	6	2
Total income tax provision	$274	$402	$121
We paid income taxes, net of refunds, of $320 million, $421 million, and $70 million during 2022, 2021, and 2020, respectively. Included in our Consolidated Balance Sheets at December 31, 2022, and 2021, is a net income tax payable of $16 million, and $12 million, respectively.

Deferred Taxes
The tax effects of significant temporary differences creating deferred tax assets and liabilities were (dollars in millions):

	December 31,
	2022	2021
Accrued liabilities	$20	$20
Research expenditures	14	—
Inventories	9	8
Operating lease liabilities	7	8
Stock-based compensation	6	4
Benefit relating to capital loss, NOL carryforwards, and credit carryforwards	6	7
Pension and post-retirement benefits	1	4
Other	8	9
Total deferred tax assets	71	60
Valuation allowance	(4)	(10)
Total deferred tax asset after valuation allowance	67	50
Property, plant, and equipment	(152)	(112)
Timber and timberlands	(7)	(8)
Operating lease assets	(7)	(8)
Investment in Entekra	(7)	(6)
Total deferred tax liabilities	(173)	(134)
Net deferred tax liabilities	(106)	(84)
Balance sheet classification
Long-term deferred tax asset	7	2
Long-term deferred tax liability	(113)	(86)
	$(106)	$(84)
The benefit relating to capital loss, operating loss, and credit carryforwards included in the above table at December 31, 2022, consisted of (dollars in millions):

	Operating Loss	Benefit Amount	Valuation Allowance	Expiration Beginning in
State credit carryforwards	$—	$1	$—	2034
Chile operating loss carryforwards	8	2	—	No expiration
Canadian capital loss carryforwards	—	4	(4)	No expiration
Total	$8	$7	$(4)
We periodically review the need for valuation allowances against deferred tax assets and recognize these deferred tax assets to the extent that their realization is more likely than not. As part of our review, we consider all positive and negative evidence, including earnings history, the future reversal of deferred tax liabilities, and the relevant expirations of carryforwards. We believe that the valuation allowances provided are appropriate. If future years’ earnings differ from the estimates used to establish these valuation allowances, or other objective positive or negative evidence arises, we may record an adjustment to the valuation allowance resulting in an impact on tax provision (benefit) for that period.
As of December 31, 2022, certain of our foreign subsidiaries had accumulated undistributed earnings of approximately $232 million, combined. These earnings have been, and are intended to be, indefinitely reinvested in our foreign operations, and we expect future U.S. cash generation to be sufficient to meet our future U.S. cash needs. As a result, no deferred taxes have been recorded with respect to the difference between the financial accounting value and the tax basis in these subsidiaries.

Since most of these earnings have previously been subject to the one-time U.S. transition tax on foreign earnings required by the 2017 Tax Cuts and Jobs Act, they are eligible to be repatriated without additional U.S. tax. Any additional taxes due with respect to such earnings, if repatriated to the U.S., would generally be limited to foreign withholding taxes, net of U.S. foreign tax credits, which we estimate could be up to $30 million.
Tax Rate Reconciliation
Reconciliation of the U.S. federal statutory tax rates to the total effective tax rates from continuing operations (dollars in millions):

	Year Ended December 31,
	2022	2021	2020
U.S. federal tax rate	21%	21%	21%
State and local income taxes net of federal benefit	3	3	3
Effect of foreign tax rates	1	1	1
Uncertain tax positions	—	—	(4)
Other, net	(1)	(1)	(1)
Effective tax rate (%)	24%	24%	20%
We are subject to U.S. federal income tax as well as income taxes of multiple state jurisdictions. Our foreign subsidiaries are subject to income tax in Canada, Chile, Brazil, Peru, Colombia, Argentina, and Paraguay.
We generally remain subject to U.S. federal and state examinations for tax years 2018 and subsequent. In addition to the U.S., we have tax years that remain open and subject to examination by tax authorities in the following major tax jurisdictions: Brazil and Chile for tax years 2016 and subsequent, and Canada for tax years 2017 and subsequent. Our tax returns are currently under examination by tax authorities in the U.S. for years 2018 and 2019, in Canada for years 2017 and 2018, and in Chile for years 2016 through 2018.
Uncertain Tax Positions
Tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of the years presented (dollars in millions):

	December 31,
	2022	2021	2020
Beginning balance	$9	$11	$38
Increases:
Tax positions taken in current year	1	1	1
Tax positions taken in prior years	—	—	1
Decreases:
Lapse of statute in current year	(4)	(3)	(29)
Ending balance	$6	$9	$11
Included in the above balances at December 31, 2022, is $6 million of tax benefits that, if recognized, would affect our effective tax rate. We accrued and paid no interest during 2022 and 2021.
9.    LEASES
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

As most of our leases do not provide an implicit rate, we used our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The lease term for all our leases includes the non-cancellable period of the lease plus any additional periods covered by either an option to extend (or not to terminate) the lease that we are reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor.
As of December 31, 2022, our weighted average discount rate was four percent, and our weighted average remaining lease term was eleven years for operating leases.
Our operating leases are included in our Consolidated Balance Sheets and Consolidated Statement of Incomes as follows (dollars in millions):

	Classification	December 31,
Consolidated Balance Sheet		2022	2021
Assets:
Operating lease assets	Operating lease assets, net	$44	$50
Total lease assets		$44	$50
Liabilities:
Current
Operating	Accounts payable and accrued liabilities	$8	$7
Non-current
Operating	Non-current operating lease liabilities	41	44
Total lease liabilities		$49	$51

For the years ended December 31, 2022, and 2021, we incurred operating lease expenses of $10 million and $10 million, respectively, included within costs of sales and selling, general and administrative expenses. We made cash payments of $9 million and $8 million during the years ended December 31, 2022, and 2021, respectively, related to our operating leases.
We obtained right of use (ROU) assets in exchange for new operating lease liabilities of $4 million and $18 million for the years ended December 31, 2022, and 2021, respectively. We did not enter into any financing leases during 2022 or 2021.
The following table sets forth the minimum lease payments that are expected to be made in each of the years indicated (dollars in millions).

Operating Leases
2023	$8
2024	6
2025	5
2026	5
2027	4
2028 and thereafter	33
Total lease payments	63
Less: Interest	(13)
Present value of lease liabilities	$49

10.    LONG-TERM DEBT

		December 31, 2022			December 31, 2021
(Dollars in millions)	Interest Rate	Principal	Unamortized Debt Costs	Total	Principal	Unamortized Debt Costs	Total
Debentures:
Senior unsecured notes, maturing 2029, interest rates fixed	3.625%	$350	$(4)	$346	$350	$(4)	$346
Amended Credit Facility, maturing 2028, interest rates variable	varies	—	—	—	—	—	—
Total		350	(4)	346	350	(4)	346
Less: current portion		—		—	—		—
Long-term portion		$350	$(4)	$346	$350	$(4)	$346
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
In September 2016, we issued $350 million aggregate principal amount of the Senior Notes due 2024 (2024 Senior Notes). In March 2021, we used the proceeds from the issuance of the 2029 Senior Notes and cash on hand to redeem all of the outstanding 2024 Senior Notes at a redemption price of 102.438% of the principal amount thereof plus accrued and unpaid interest to, but not including, the redemption date. In connection with this redemption, we recorded an early debt extinguishment charge of $11 million, recorded within Other non-operating items on the Consolidated Statements of Income, which included $9 million of redemption premium and $2 million of unamortized debt costs associated with these notes.
Deferred debt costs are amortized over the life of the related debt using a straight-line basis which approximates the effective interest method. If the debt is retired early, the related unamortized deferred financing costs are written off in the period the debt is retired to Other non-operating items. During the year ended December 31, 2021, $2 million was written off in association with the 2024 Senior Notes extinguishment, and we paid $4 million in debt issuance costs that will be deferred and amortized over the life of the 2029 Senior Notes.
Credit Facility
In November 2022, LP entered into a Second Amended and Restated Credit Agreement with American AgCredit, PCA, as administrative agent, and CoBank, ACB, as letter of credit issuer (the Credit Agreement), relating to its revolving credit facility (as amended, the Amended Credit Facility). The Credit Agreement provides for a revolving credit facility in the principal amount of up to $550 million, with a $60 million sub-limit for letters of credit. The Credit Agreement amended and restated the Company’s existing credit facility dated as of June 27, 2019, as amended, in its entirety to, among other things, (i) reflect the release of the collateral that secures the indebtedness evidenced by the Credit Agreement as a result of the Company’s obtaining an Investment Grade rating on November

1, 2022 (which collateral may be reinstated from time to time in accordance with the terms of the Credit Agreement), (ii) extend the maturity date to November 29, 2028, (iii) make certain changes to effect a transition from the LIBOR interest rate benchmark to Term SOFR Rate (as defined in the Credit Agreement) and (iv) provide for certain other modifications (including modifications to certain basket and threshold levels in the negative covenants) as set forth in the Credit Agreement.
There were no outstanding amounts borrowed under the Amended Credit Facility as of December 31, 2022. Revolving borrowings under the Amended Credit Facility accrue interest, at our option, at either (a) a “base rate” plus a margin of 0.500% to 1.500% or (b) Adjusted Term SOFR (i.e., Term SOFR Rate plus an adjustment of 0.10%) plus a margin of 1.500% to 2.500%. The Amended Credit Facility also includes an unused commitment fee, due quarterly, ranging from 0.200% to 0.425%. The applicable margins and fees within these ranges are based on our ratio of consolidated Earnings before interest, depreciation and amortization (EBITDA) to cash interest charges. The “base rate” is the highest of (i) the Federal funds rate plus 0.5%, (ii) the U.S. prime rate, and (iii) one-month Adjusted Term SOFR plus 1.0%.
The Credit Agreement contains various restrictive covenants and customary events of default, the occurrence of which could result in the acceleration of our obligation to repay the indebtedness outstanding thereunder. The Credit Agreement also contains financial covenants that require us and our consolidated subsidiaries to have, as of the end of each fiscal quarter, a capitalization ratio (i.e., funded debt less unrestricted cash to total capitalization) of no more than 57.5%.
In March 2020, LP entered into a letter of credit facility agreement (Letter of Credit Facility) with Bank of America, N.A., which provides for the funding of letters of credit up to an aggregate outstanding amount of $20 million, which may be secured by certain cash collateral of LP. The Letter of Credit Facility includes a letter of credit fee, due quarterly, ranging from 0.500% to 1.875% of the daily available amount to be drawn on each letter of credit issued under the Letter of Credit Facility. The Letter of Credit Facility is subject to similar affirmative, negative, and financial covenants as those set forth in the Credit Agreement, including capitalization ratio covenants.
As of December 31, 2022, we were in compliance with all financial covenants under the 2029 Senior Notes, the Credit Agreement and the Letter of Credit Facility.
Deferred debt costs are amortized over the life of the related debt using a straight-line basis, which approximates the effective interest method. Included in such amortized amounts are deferred debt costs associated with our Amended Credit Facility of $4 million, which are recorded within Other assets on our Consolidated Balance Sheets. We amortized deferred debt costs of $1 million for each of the years ended December 31, 2022, 2021, and 2020.
The weighted average interest rate for all long-term debt at December 31, 2022, and 2021, was approximately 3.6% and 3.6%, respectively. Required repayment of principal for long-term debt is as follows (dollars in millions):

Years ending December 31,
2023	$—
2024	—
2025	—
2026	—
2027	—
2028 and thereafter	350
Total	$350
We estimated the 2029 Senior Notes to have a fair value of $306 million and $358 million at December 31, 2022, and 2021, respectively, based upon market quotations. Fair values were based on trading activity among the Company’s lenders and the average bid and ask price as determined using published rates (Level 1 in the U.S. GAAP fair value hierarchy).

11.    STOCKHOLDERS' EQUITY
Preferred Stock
We are authorized to issue up to 15,000,000 shares of preferred stock at $1.00 par value. At December 31, 2022, no shares of preferred stock have been issued.
Stock Award Plan
We have a stock-based compensation plan under which stock options, SSARs, restricted stock, restricted stock units, and performance stock units may be granted. At December 31, 2022, approximately four million shares were available under the current plan for these awards.

	Year ended December 31,
(Dollars in millions)	2022	2021	2020
Total stock-based compensation expense (costs of sales, selling, general and administrative, and other operating credits and charges, net)	$19	$16	$11
Income tax benefit related to stock-based compensation	$8	$3	$2
Impact on cash flow due to taxes paid related to net share settlement of equity awards	$(16)	$(7)	$(5)
We recognize the compensation costs on a straight-line basis over the requisite service period of the award, which is generally the vesting term of three years.
SSARs
Prior to January 1, 2018, we granted SSARs to key employees. On exercise, we generally issue these shares from treasury. The SSARs are granted at market price at the date of grant. SSARs become exercisable over three years and expire ten years after the date of grant. All outstanding SSARs were vested as of December 31, 2022.
Restricted Stock Units and Performance Stock Units
We grant time-vested restricted stock units and performance stock units (PSUs) to certain key employees and time-vested restricted stock units to non-employee directors under our stock award plan. Generally, time-vested restricted stock units granted prior to January 1, 2020, are subject to cliff-vesting on the third anniversary of the date of grant for employees and on the first anniversary for non-employee directors. Those restricted stock units granted after January 1, 2020, vest ratably over a three-year vesting period for employees and vest in full on the first anniversary of the grant date for non-employee directors. Certain of these awards are eligible to receive dividend equivalent shares. The grant date fair value of these awards approximates market value of the shares. PSUs vest based upon the attainment of certain performance and market metrics over a three-year cumulative performance period. Awards based upon the achievement of the performance goals are earned ratably from 0% to 200%. If the performance goals are met at the end of the performance period, the award is adjusted to reflect LP's three-year total shareholder return (TSR) performance relative to a capital market peer group. This TSR modifier can increase or decrease the award by 20%, although the TSR modifier cannot cause the award to exceed the maximum of 200%.

Summary of Stock Awards Outstanding
The following table summarizes stock awards as of December 31, 2022, as well as activity during the last year.

	Stock Options / SSARS		Restricted Stock Units and Performance Stock Units
	Number of Awards	Weighted Average Exercise Price	Number of Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	239,329	$16.93	1,087,994	$36.39
Granted	—	—	258,124	66.59
Exercised	(56,340)	14.80	—	—
Vested	—	—	(558,913)	24.34
Forfeited/cancelled	—	—	(141,701)	34.37
Outstanding at December 31, 2022	182,989	$17.59	645,504	$48.49
Vested and expected to vest at December 31, 2022(1)	182,989	$17.59	—	$—
Exercisable at December 31, 2022	182,989	$17.59	—	—
Unrecognized compensation costs (in millions)		$—		$15
To be recognized over weighted-average period of years		0		1
 ______________
(1)Expected to vest based upon historical forfeiture rate.
The aggregate intrinsic value of the stock options and SSARs is the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of a fiscal year and the exercise price, multiplied by the number of in-the-money options and SSARs) that would have been received by the holders had all holders exercised their awards on the last day of such fiscal year. This amount changes based on the market value of our stock, as reported by the New York Stock Exchange. The intrinsic value of SSARs and stock options exercised in the years ended December 31, 2022, 2021, and 2020 was $4 million, $8 million, and $8 million, respectively.
The total fair value of awards vested during the years ended December 31, 2022, 2021, and 2020, was $42 million, $20 million, and $13 million, respectively.
Share Repurchases
On February 6, 2020, we announced that our Board of Directors authorized a share repurchase program (2020 Share Repurchase Program) under which LP had the ability to repurchase up to $200 million of shares of its common stock, and on November 4, 2020, we announced that our Board of Directors expanded the 2020 Share Repurchase Program by authorizing repurchases of an additional $300 million of our common stock.
On May 4, 2021, our Board of Directors authorized an additional share repurchase program (First 2021 Share Repurchase Program) under which we had the ability to repurchase up to $1 billion of shares of our common stock. On November 2, 2021, our Board of Directors authorized an additional share repurchase plan under which we had the ability to repurchase up to $500 million shares of our common stock (Second 2021 Share Repurchase Program).
On May 3, 2022, we announced that our Board of Directors authorized a share repurchase program (2022 Share Repurchase Program) under which LP may repurchase up to $600 million of shares of its common stock.
We repurchased approximately 14 million shares of our common stock through market purchases during 2022 for a total of $900 million at an average price of $62.37 per share. During 2021, we repurchased approximately 21 million shares of our common stock at an average price of $61.52 per share through market purchases and during 2020, we repurchased approximately 6 million shares of our common stock at an average price of $32.69 per share through market purchases. We have remaining capacity of $200 million under the 2022 Share Repurchase Program as of December 31, 2022.
Employee Stock Purchase Plan
Our employee stock purchase plan (ESPP) provides our participating employees an opportunity to obtain shares of our common stock at a discount (through payroll deductions over six-month periods). At December 31, 2022, two million shares of common stock were reserved for issuance under the ESPP.
12.    OTHER OPERATING AND NON-OPERATING INCOME (EXPENSE)
Other operating credits and charges, net
The major components of Other operating credits and charges, net in the Consolidated Statements of Income for the years ended December 31, 2022, 2021, and 2020 are reflected in the table below and described in the paragraphs following the table (dollars in millions):

	Year Ended December 31,
	2022	2021	2020
Insurance recoveries	$15	$4	$—
Reorganization and facility curtailment charges	(7)	(1)	(5)
Canadian wage subsidies	—	—	6
Product-line discontinuance charges	—	—	(8)
Environment costs	(2)	(4)	(3)
Product liability settlement	8	—	—
Other	2	1	2
	$16	$1	$(7)
During 2022, we received $15 million in insurance recoveries related to business interruption claims for weather-related downtime sustained in the prior year. We incurred severance and other charges of $7 million related to certain reorganizations and we recognized a charge of $2 million related to additional estimated environmental costs associated with a non-operating site.
During 2021, we recognized a charge of $4 million related to additional estimated environmental costs associated with a non-operating site. We incurred severance and other charges of $1 million related to certain reorganizations. Additionally, we received $4 million in insurance recoveries related to business interruption claims for weather-related downtime sustained in the prior year.
During 2020, we recognized a charge of $3 million related to additional estimated environmental costs to be paid by a third party associated with a non-operating site. We also incurred severance and other charges of $5 million related to certain reorganizations, and we recorded a charge of $8 million related to the discontinuance of our fiber product (primarily related to fiber inventory adjustments to net realizable values). Additionally, we received $6 million of Canadian wage subsidies during 2020.

Non-operating income (expense)
Non-operating income (expense) is comprised of the following components (dollars in millions):

	Year Ended December 31,
	2022	2021	2020
Interest expense	$(14)	$(15)	$(17)
Amortization of debt charges	(1)	(2)	(2)
Capitalized interest	5	3	—
Interest expense, net of capitalized interest	$(11)	$(14)	$(19)

Interest income	$14	$1	$2
Gain on sale of auction rate securities	—	—	3
SERP market adjustments	—	—	(1)
Investment income	$14	$1	$4

Net periodic pension cost, excluding service cost	$(6)	$(1)	$(1)
Foreign currency gains (losses)	(11)	(8)	5
Loss on early debt extinguishment	—	(11)	—
Pension settlement charges	(82)	(2)	—
Gain on acquisition of controlling interest	2	—	—
Other non-operating items	$(97)	$(22)	$4
During 2022, we recognized $82 million of pension settlement expense related to a portion of the unrecognized actuarial loss that was included in Accumulated comprehensive loss.
During 2021, we recorded an early debt extinguishment charge of $11 million, which included $9 million of redemption premium and $2 million of unamortized debt costs associated with the early redemption of the 2024 Senior Notes. Additionally, we recognized $2 million of pension settlement expense related to a portion of the unrecognized actuarial loss.
During 2020, we sold our auction rate securities (ARS) and recognized a $3 million gain on available-for-sale-securities.
13.    IMPAIRMENT OF LONG-LIVED ASSETS
We review the carrying values of our long-lived assets for potential impairments and believe we have adequate support for the carrying value of our long-lived assets. As of December 31, 2022, and 2021, the fair values of LP's facilities were in excess of their carrying value, which supported the conclusion that no impairment is necessary for those facilities. However, if demand and pricing for our products fall to levels significantly below cycle average demand and pricing, or should we decide to invest capital in alternative projects, or should changes occur related to our wood supply for our mills, it is possible that future impairment charges will be required.
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
During 2020, we recorded $9 million in pre-tax impairment charges primarily related to our fiber-producing assets at a Siding facility. These impairment charges reflect the announced accelerated conversion of this facility from a fiber production facility to a finishing facility in February 2020.

14.    COMMITMENTS AND CONTINGENCIES
We maintain reserves for various contingent liabilities as follows (dollars in millions):

	December 31,
	2022	2021
Environmental reserves	$27	$25
Other reserves	—	—
Total contingencies	27	25
Current portion*	(1)	(1)
Long-term portion	$26	$24
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
The activity in our reserve for estimated environmental loss contingency reserves is summarized in the following table (dollars in millions).

	Year Ended December 31,
	2022	2021
Beginning balance	$25	$13
Adjustments to expense during the year (other operating credits charges, net and cost of sales)	2	7
Adjustments to amounts to be paid by a third party	2	6
Payments made	(2)	(1)
Ending balance	$27	$25
During 2022 and 2021, we adjusted our reserves at several sites to reflect current estimates of remediation costs and environmental settlements.

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

15.    PRODUCT WARRANTIES
We offer warranties on the sale of most of our products and record an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The activity in warranty reserves is summarized in the following table (dollars in millions).

	Year Ended December 31,
	2022	2021
Beginning balance	$7	$8
Accrued to expense during the year	3	1
Payments made	(3)	(2)
Total warranty reserves	8	7
Current portion of warranty reserves	(2)	(2)
Long-term portion of warranty reserves	$6	$6
The current portion of the warranty reserve is included in Accounts payable and accrued liabilities, and the long-term portion is included in Other long-term liabilities on our Consolidated Balance Sheets.
We believe that the warranty reserve balances at December 31, 2022, are adequate to cover future warranty payments. However, it is possible that additional charges may be required.
16.    RETIREMENT PLANS AND POST-RETIREMENT BENEFITS
We sponsor various defined contribution retirement plans and benefit pension plans that provide retirement benefits to substantially all our employees. Most regularly scheduled employees are eligible to participate in the defined contribution retirement plans except those covered by a collective bargaining agreement unless the collective bargaining agreement explicitly allows for participation in our plans. We contribute to a multiemployer plan for certain employees covered by collective bargaining agreements. We also provide other post-retirement benefits consisting primarily of healthcare benefits to certain retirees who meet age and service requirements. The defined benefit pension plans were limited to active and retired employees that were eligible prior to the plans being frozen. The defined benefit pension plans were substantially settled through lump sum distributions and purchase of third-party annuity contracts in 2022.
Defined Benefit Pension Plans
In November 2021, the Company initiated the termination of our frozen U.S. and Canadian defined benefit pension plans (collectively, the Plan). Plan participants were provided the opportunity to receive their full accrued benefits from Plan assets by either electing immediate lump sum distributions or annuity contracts with a qualifying third-party annuity provider. During the year ended December 31, 2022, we contributed $5 million to fund the liquidation of the Plan. Plan assets of $247 million were liquidated to fund lump sum distributions to participants and purchase annuity contracts. As a result, a substantial portion of the Plan was settled during the year ended December 31, 2022, resulting in recognition of non-cash, pre-tax charges of $82 million from Accumulated comprehensive loss to Other non-operating items in our Consolidated Statements of Income. Upon final termination of the Plan, we expect to recognize the remaining unrecognized pre-tax charges within Accumulated comprehensive loss ($6 million as of December 31, 2022). Liquidation of remaining Plan assets in surplus of the defined benefit pension obligation will be made once the Plan satisfies all regulatory requirements, which is expected to be completed during 2023.

The projected benefit obligation is the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated salary increases. The following table details information regarding our pension plans at December 31, 2022, and 2021 (dollars in millions):

	2022	2021
Change in benefit obligation:
Beginning of year balance	$301	$319
Service cost	3	1
Interest cost	7	7
Actuarial (gains) losses, net	(47)	(8)
Foreign exchange rate changes	(2)	1
Benefits paid	(13)	(19)
Pension settlements	(247)	—
End of year balance	$3	$301
Change in assets (fair value):
Beginning of year balance	$296	$310
Actual return on plan assets	(33)	5
Employer contribution	5	—
Foreign exchange rate changes	(2)	1
Benefits paid	(13)	(19)
Pension settlements	(247)	—
End of year balance	$6	$296
Plan assets less than benefit obligations	$2	$(6)

Amounts included in the balance sheet:
Non-current pension assets, included in “Other assets”	$4	$6
Current pension liabilities, included in “Accounts payable and accrued liabilities”	—	—
Non-current pension liabilities, included in “Other long-term liabilities”	(2)	(12)
Net amount recognized	$2	$(6)

Amounts in accumulated comprehensive loss:
Net actuarial loss	$(1)	$(95)
Prior service costs	(6)	(6)
Total pre-tax amounts in accumulated comprehensive loss	$(6)	$(101)
The 2022 actuarial gains of $47 million were primarily related to a change in interest rates from prior year-end to those effective for settling the benefit plan obligations and actual return on Plan assets of $33 million was primarily related to market returns realized prior to the pension settlement dates.
The 2021 actuarial losses of $(8) million were primarily related to the impact of Plan termination assumptions on the discount rate. The year ended December 31, 2022 includes $247 million of benefits paid in accordance with the settlement of our defined benefit pension plan.
The changes recognized in other comprehensive loss were as follows (dollars in millions):

	Year Ended December 31,
	2022	2021	2020
Pension settlements, net of tax	$62	$2	$—
Net actuarial gain (loss) and prior service (cost) arising during the period, net of tax	5	(1)	3
Amortization of actuarial loss, prior service cost, net of tax	4	5	5
Total amounts recognized in other comprehensive income	$71	$5	$8

Weighted-average assumptions used to calculate our benefit obligations at December 31, 2022, and 2021 were as follows:

	2022	2021
Discount rate:
U.S.	2.3%	2.6%
Canada	3.8%	2.6%
Rate of compensation increase:
U.S.	NA	NA
Canada	NA	NA
Benefit obligations by plan category are as follows (dollars in millions):

	2022
	U.S.	Canada	Total
Fair value of plan assets	$1	$4	$6
Benefit obligation	2	2	3
Funded Status	$—	$3	$2

	2021
	U.S.	Canada	Total
Fair value of plan assets	$237	$59	$296
Benefit obligation	247	54	301
Funded Status	$(11)	$5	$(6)

The following table sets forth the net periodic pension cost for our defined benefit pension plans. The components of our net periodic pension costs consisted of the following (dollars in millions):

	Year Ended December 31,
	2022	2021	2020
Service cost	$3	$1	$1
Other components of net periodic pension cost:
Interest cost	7	7	9
Expected return on plan assets	(7)	(13)	(14)
Amortization of prior service cost and net transition asset	1	1	1
Amortization of net actuarial loss	5	6	6
Net periodic pension cost before loss due to settlement	8	2	2
Loss due to pension settlement	82	2	—
Total net periodic pension cost	$91	$4	$2

Net periodic pension cost included in cost of sales	$—	$—	$—
Net periodic pension cost included in selling, general, and administrative expenses	3	1	1
Net periodic pension cost included in other non-operating items	88	3	1
	$91	$4	$2
Weighted average assumptions used to calculate our net periodic pension costs for the years ended December 31, 2022, 2021, and 2020 were as follows:

	2022	2021	2020
Discount rate:
U.S.	2.6%	2.3%	3.1%
Canada	2.6%	2.3%	3.0%
Expected return on plan assets:
U.S.	3.0%	5.3%	5.8%
Canada	2.0%	2.3%	3.2%
Rate of compensation increase:
U.S.	NA	NA	NA
Canada	NA	NA	3.5%
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

Asset allocation targets are established based upon the long-term returns and volatility characteristics of the investment classes and recognize the benefits of diversification and the profits of the plans’ liabilities. The actual and target allocations at the measurement dates are as follows:

	Target Allocation 2022	Actual Allocation
		2022	2021
Asset category
U.S. Plans
Debt securities	—%	—%	76%
Cash and cash equivalents	100%	100%	24%
Total Allocation for U.S. Plans	100%	100%	100%

Non-U.S. Plans
Debt securities	—%	—%	22%
Multi-Strategy Funds	—%	—%	59%
Cash and cash equivalents	100%	100%	19%
Total Allocation for Non-U.S. Plans	100%	100%	100%
Our investment policies for the defined benefit pension plans are allocated to reduce risk in assets as a result of the termination and final expected settlements of the Plan in fiscal 2023. These policies are set by an administrative committee with the goal of maximizing long-term investment returns within acceptable levels of volatility and risk. Our plans do not currently invest directly in derivative securities, although such investments may be considered in the future to increase returns and/or reduce volatility. To the extent the expected return on Plan assets varies from the actual return, an actuarial gain or loss results.

The fair value of our pension plan assets and fair value asset categories and the level of inputs as defined in Note 1 at December 31, 2022, and 2021, are as follows (dollars in millions):

	December 31, 2022
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value
Fixed-income investment funds:
Domestic bond funds	—	—	—	—	—
International bond funds	—	—	—	—	—
Cash and cash equivalents	6	6	—	—	—
Total	$6	$6	$—	$—	$—

	December 31, 2021
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value
Equity investment funds:
Domestic stock funds	180	—	180	—	—
International stock funds	47	—	13	—	34
Cash and cash equivalents	68	58	11	—	—
Total	$296	$58	$204	$—	$34
Defined Contribution Plans
We also sponsor defined contribution plans in the U.S. and Canada. In the U.S., these plans are primarily 401(k) plans for hourly and salaried employees that allow for pre-tax employee deferrals and a Company match of up to five percent of an employee’s eligible wages (subject to certain limits). Under the profit-sharing feature of these plans, we may elect to contribute a discretionary amount as a percentage of eligible wages. Included in the assets of the 401(k) and profit-sharing plans are one million shares of LP common stock that represented approximately eight percent of the total market value of plan assets at December 31, 2022.
In Canada, we sponsor both defined contribution plans and Registered Retirement Savings Plans for hourly and salaried employees that allow for employee tax deferrals. We provide a base contribution of three percent of eligible earnings and match 50% of an employee’s deferrals up to a maximum of three percent of each employee’s eligible earnings (subject to certain limits).
Expenses related to the U.S. and Canadian defined contribution plans and the Registered Retirement Savings Plans, including the profit-sharing feature, were $23 million, $21 million, and $15 million in 2022, 2021, and 2020, respectively.
Other Benefit Plans
We have several plans that provide post-retirement benefits other than pensions, primarily for salaried employees in the U.S. and certain groups of Canadian employees. The obligation at December 31, 2022, and 2021, for these post-retirement benefits was $7 million and $10 million, respectively. The net expense related to these plans was not significant in 2022, 2021, or 2020.

In 2004, we adopted the Louisiana-Pacific Corporation 2004 Executive Deferred Compensation Plan (the Deferred Compensation Plan). Pursuant to the Deferred Compensation Plan, participants are eligible to defer up to 90% of their base salary and annual cash incentives that exceed the limitation as set forth by the I.R.S. and receive a five percent match on their contributions. Each Deferred Compensation Plan participant is fully vested in all employee deferred compensation and earnings credited associated with employee contributions. Employer contributions and associated earnings vest over periods not exceeding five years. The liability under the Deferred Compensation Plan amounted to $2 million as of December 31, 2022, and 2021, and is included in Other long-term liabilities on our Consolidated Balance Sheets.
17.    ACCUMULATED COMPREHENSIVE LOSS
Accumulated comprehensive loss includes cumulative translation adjustments, unrealized gains (losses) on certain financial instruments, and pension and post-retirement adjustments. Other comprehensive income activity, net of tax, is provided in the following table (dollars in millions):

	Pension	Translation Adjustments	Other	Total
Balance at December 31, 2019	$(89)	$(67)	$3	$(153)
Other comprehensive income before reclassifications, net of taxes	3	—	(2)	1
Reclassified to income statement, net of taxes[1]	5	—	(3)	2
Pension settlement loss, net of taxes	—	—	—	—
Translation adjustments	—	(1)	—	(1)
Balance at December 31, 2020	(81)	(68)	(2)	(151)
Other comprehensive income before reclassifications, net of taxes	—	—	—	—
Reclassified to income statement, net of taxes[1]	5	—	—	5
Pension settlement loss	—	—	—	—
Translation adjustments	—	(28)	—	(28)
Balance at December 31, 2021	(76)	(96)	(1)	(174)
Other comprehensive income before reclassifications, net of taxes	—	—	—	—
Reclassified to income statement, net of taxes[1]	—	—	1	1
Pension settlement loss, net of taxes	71	—	—	71
Translation adjustments	—	2	—	2
Balance at December 31, 2022	$(5)	$(94)	$—	$(99)
1 Amounts of actuarial loss and prior service cost are components of net periodic benefit cost. See Note 16 above for additional details.
Foreign currency translation adjustments exclude income tax expense (benefit) given that these adjustments arise out of the translation of assets into the reporting currency that is separate from the taxable income and is deemed to be reinvested for an indefinite period of time. The pension amounts reclassified from Accumulated comprehensive loss included an income tax provision of $23 million, $2 million, and $2 million in 2022, 2021, and 2020, respectively.
18.    SEGMENT INFORMATION
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
•The Siding segment serves diverse end markets with a broad product offering of engineered wood siding, trim, and fascia, including LP® SmartSide® Trim & Siding, LP® SmartSide® ExpertFinish® Trim & Siding, LP BuilderSeries® Lap Siding, and Outdoor Building Solutions® (collectively referred to as Siding Solutions).

•The OSB segment manufactures and distributes OSB structural panel products, including our value-added OSB portfolio known as LP Structural Solutions (which includes LP® TechShield® Radiant Barrier, LP WeatherLogic® Air & Water Barrier, LP Legacy® Premium Sub-Flooring, LP NovaCore™ Thermal Insulated Sheathing, LP® FlameBlock® Fire-Rated Sheathing, and LP® TopNotch® Sub-Flooring).
•Our South America segment manufactures and distributes OSB structural panel and siding products in South America and certain export markets. This segment has manufacturing operations in two countries, Chile and Brazil, and operates sales offices in Chile, Brazil, Peru, Colombia, Argentina, and Paraguay.
We evaluate the performance of our business segments based on Net sales and segment Adjusted EBITDA. Accordingly, our chief operating decision maker evaluates performance and allocates resources based primarily on Net sales and segment Adjusted EBITDA for our business segments. Segment Adjusted EBITDA is defined as income attributed to LP before interest expense, provision for income taxes, depreciation and amortization, and exclude stock-based compensation expense, loss on impairment attributed to LP, product-line discontinuance charges, other operating credits and charges, net, loss on early debt extinguishment, investment income, pension settlement charges, and other non-operating items.
Information about our product segments is as follows (dollars in millions):

	Year Ended December 31,
	2022	2021	2020
NET SALES BY BUSINESS SEGMENT
Siding	$1,469	$1,170	$959
OSB	2,062	2,387	1,220
South America	241	265	169
Other	84	95	52
Intersegment Sales	(2)	(3)	(1)
Total sales	$3,854	$3,915	$2,399
NET INCOME TO ADJUSTED EBITDA RECONCILIATION
Net income	$1,083	$1,373	$497
Add (deduct):
Net loss attributed to noncontrolling interest	3	4	2
Income from discontinued operations, net of income taxes	(198)	(71)	(12)
Income attributed to LP from continuing operations	888	1,306	487
Provision for income taxes	274	402	121
Depreciation and amortization	129	114	106
Stock-based compensation expense	19	16	11
Loss on impairment attributed to LP	1	5	15
Other operating credits and charges, net	(16)	(1)	7
Pension settlement charges	82	2	—
Interest expense	11	14	19
Investment income	(14)	(1)	(4)
Loss on early debt extinguishment	—	11	—
Other non-operating items, not included above	15	9	(4)
Adjusted EBITDA	$1,389	$1,877	$757
SEGMENT ADJUSTED EBITDA
Siding	$339	$289	$246
OSB	1,034	1,531	519
South America	77	113	42
Other	(23)	(20)	(19)
Corporate	(38)	(36)	(30)
Adjusted EBITDA	$1,389	$1,877	$757

	Year Ended December 31,
	2022	2021	2020
Depreciation and Amortization
Siding	$46	$34	$32
OSB	71	69	65
South America	8	8	7
Other	4	4	3
Non-segment related	—	—	—
Total depreciation and amortization	$129	$114	$107

Capital Expenditures
Siding	$316	$177	$34
OSB	53	47	25
South America	20	20	7
Other	1	2	4
Non-segment related	21	4	1
Total capital expenditures	$412	$250	$71
Information concerning identifiable assets by segment is as follows (dollars in millions):

	December 31,
	2022	2021
Identifiable Assets
Siding	$1,045	$705
OSB	491	521
South America	151	118
Other	74	86
Discontinued operations	—	156
Non-segment related	589	608
Total assets	$2,350	$2,194
Non-segment related assets include cash and cash equivalents, short-term and long-term investments, corporate assets, and other items.

Information concerning our geographic segments is as follows (dollars in millions):

	Year Ended December 31,
	2022	2021	2020
GEOGRAPHIC LOCATIONS
Total Sales—Point of origin
U.S.	$3,329	$3,354	$2,118
Canada	827	613	426
South America	273	291	185
Intercompany sales	(575)	(344)	(330)
Total Sales	$3,854	$3,915	$2,399
Operating profit (loss)
U.S.	$1,084	$1,567	$583
Canada	129	112	57
South America	70	106	36
Other operating credits and charges, net and loss on impairments of assets	15	(5)	(23)
General corporate expense, loss on early debt extinguishment, other income (expense), interest, net and equity in unconsolidated affiliates	(139)	(77)	(48)
Income before income taxes, including equity in unconsolidated affiliates	1,159	1,704	605
Provision for income taxes	(274)	(402)	(121)
Income from continuing operations	$885	$1,302	$484
Loss attributed to noncontrolling interest	3	4	2
Income attributed to LP from continuing operations	$888	$1,306	$487

IDENTIFIABLE TANGIBLE LONG LIVED ASSETS
U.S.	$939	$671	$517
Canada	356	359	340
South America	87	75	77
Total assets	$1,382	$1,106	$935

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2022, our Chief Executive Officer and Chief Financial Officer carried out, with the participation of the Company’s Disclosure Practices Committee and the Company’s management, a review and evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting, as of the end of the period covered by this report, based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, our management has concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was effective. Our independent registered public accounting firm, Deloitte & Touche LLP, has audited our internal control over financial reporting as of the end of the period covered by this report, as stated in their report included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Louisiana-Pacific Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Louisiana-Pacific Corporation and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control— Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control— Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022 of the Company and our report dated February 21, 2023, expressed an unqualified opinion on those financial statements.
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
February 21, 2023

ITEM 9B.     Other Information
None.
ITEM 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance
DIRECTORS
Information regarding our directors is incorporated herein by reference to the material included under the caption “Proposal 1: Election of Directors” in our Definitive Proxy Statement for our 2023 Annual Meeting of Stockholders (which we expect to file with the SEC within 120 days after the end of our 2022 fiscal year) (2023 Proxy Statement).
EXECUTIVE OFFICERS
Information regarding our executive officers is incorporated herein by reference to the material included under the caption “Executive Officers” in our 2023 Proxy Statement.
AUDIT COMMITTEE
Information regarding our Finance and Audit Committee is incorporated herein by reference to the material included under the captions “Committees of the Board” and “Finance and Audit Committee” in our 2023 Proxy Statement.
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
ITEM 11.    Executive Compensation
Information regarding executive compensation is incorporated herein by reference to the material under the captions “Compensation of Executive Officers” and “Director Compensation” in our 2023 Proxy Statement. Information regarding our Compensation Committee is incorporated herein by reference to the material under the captions “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our 2023 Proxy Statement.
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management and securities authorized for issuance under our existing equity compensation plans and arrangements is incorporated herein by reference to the material under the captions “Holders of Common Stock” and “Equity Compensation Plan Information” in the 2023 Proxy Statement.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence
There are no transactions of the type required to be disclosed by Item 404(a) of Regulation S-K. Information regarding transactions with related persons and director independence is incorporated herein by reference to the material under the captions “Nominees for Director,” “Continuing Directors,” “Principles of Corporate Governance,” and “Related Person Transactions” in the 2023 Proxy Statement.
ITEM 14.    Principal Accountant Fees and Services
Information regarding fees and services provided by our principal accountant and the LP Finance and Audit Committee’s pre-approval policies and procedures relating thereto is incorporated herein by reference to the material under the caption “Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm” in the 2023 Proxy Statement. The charter for the Finance and Audit Committee is disclosed on our website at www.lpcorp.com. The information provided on our website is not a part of this annual report on Form 10-K and therefore is not incorporated herein by reference.

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules
A. Financial Statements and Financial Statement Schedules
The following financial statements of LP are included in this annual report on Form 10-K:
Consolidated Balance Sheets—December 31, 2022, and 2021.
Consolidated Statements of Income—years ended December 31, 2022, 2021, and 2020.
Consolidated Statements of Comprehensive Income—years ended December 31, 2022, 2021 and 2020.
Consolidated Statements of Cash Flows—years ended December 31, 2022, 2021, 2020.
Consolidated Statements of Stockholders’ Equity—years ended December 31, 2022, 2021 and 2020.
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

Exhibit
Number                         Exhibit

2.1
Asset Purchase Agreement, dated as of June 21, 2022, by and among Louisiana-Pacific Corporation, Louisiana-Pacific Canada LTD, Pacific Woodtech Corporation and Pacific Woodtech Canada Holdings Limited. Incorporated herein by reference to Exhibit 2.1 to LP’s Current Report on Form 8-K, dated June 22, 2022.

3.1	Restated Certificate of Incorporation of LP. Incorporated herein by reference to Exhibit 3.1 to LP’s Annual Report on Form 10-K for the year ended December 31, 2007.

3.2
Amended Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock. Incorporated herein by reference to Exhibit 3.3 to LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

3.3	Amended and Restated Bylaws of LP. Incorporated herein by reference to Exhibit 3.1 to LP’s Current Report on Form 8-K, filed on November 2, 2022.

4.1
Indenture, dated as of March 11, 2021, between LP and The Bank of New York Mellon Trust Company, N.A., as trustee. Incorporated herein by reference to Exhibit 4.1 to LP's Current Report on Form 8-K, filed on March 11, 2021.

4.2	Description of Securities. Incorporated herein by reference to Exhibit 4.2 to LP's Annual Report on Form 10-K for the year ended December 31, 2020.

10.1
Second Amended and Restated Credit Agreement, dated November 29, 2022, among the Company, as borrower, American AgCredit PCA, as administrative agent, CoBank, ACB, as letter of credit issuer and lenders and voting participants party thereto. Incorporated herein by reference to Exhibit 10.1 to LP’s Current Report on Form 8-K, filed November 29, 2022.

10.2	Amended and Restated 1997 Incentive Stock Award Plan. Incorporated herein by reference to Appendix A to LP’s Definitive Proxy Statement on Schedule 14A, filed on March 23, 2009.*

10.3
Annual Cash Incentive Award Plan, Amended and Restated as of February 12, 2009. Incorporated herein by reference to Appendix B to LP’s Definitive Proxy Statement on Schedule 14A, filed on March 23, 2009.*

10.4
2004 Executive Deferred Compensation Plan, Amended and Restated, Effective January 1, 2009. Incorporated herein by reference to Exhibit 10.13 to LP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.*

10.5
2008 Supplemental Executive Retirement Plan, Amended and Restated, Effective January 1, 2008. Incorporated herein by reference to Exhibit 10.14 to LP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.*

10.6	2013 Omnibus Stock Award Plan, Effective May 3, 2013. Incorporated herein by reference to Annex A to LP’s Definitive Proxy Statement on Schedule 14A, filed on March 20, 2013.*

10.7	Amendment No 1 to Louisiana-Pacific Corporation 2013 Omnibus Stock Award Plan. Incorporated herein by reference to Exhibit 10.26 LP's Annual Report on Form 10-K for the year ended December 31, 2017.*

10.8
Form of Stock Appreciation Rights Award Agreement under the 2013 Omnibus Stock Award Plan. Incorporated herein by reference to Exhibit 10.19 to LP's Annual Report on Form 10-K for the year ended December 31, 2015.*

10.9
Form of Stock Appreciation Rights Award Agreement with certain retirement provisions under the 2013 Omnibus Stock Award Plan. Incorporated herein by reference to Exhibit 10.25 to LP's Annual Report on Form 10-K for the year ended December 31, 2016.*

10.10	Louisiana-Pacific Corporation 2019 Employee Stock Purchase Plan. Incorporated herein by reference to Annex A to LP's Definitive Proxy Statement on Schedule 14A, filed on March 26, 2019.*

10.11	First Amendment to Louisiana-Pacific 2019 Employee Stock Purchase Plan. Incorporated herein by reference to Exhibit 10.7 to LP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.*

10.12
Form of Severance Agreement between Louisiana-Pacific Corporation and Chief Executive Officer. Incorporated herein by reference to Exhibit 10.1 to LP's Current Report on Form 8-K, filed on May 14, 2019.*

10.13
Form of Severance Agreement between Louisiana-Pacific Corporation and Certain Officers other than Chief Executive Officer. Incorporated herein by reference to Exhibit 10.2 to LP's Current Report on Form 8-K, filed on May 14, 2019.*

10.14
Form of Restricted Stock Unit Award Agreement under the 2013 Omnibus Stock Award Plan with retirement provisions. Incorporated herein by reference to Exhibit 10.2 to LP's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.*

10.15
Form of Performance Shares Award Agreement under the 2013 Omnibus Stock Award Plan. Incorporated herein by reference to Exhibit 10.1 to LP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.*

10.16
Amended and Restated Louisiana-Pacific Corporation Non-Employee Directors Compensation Plan. Incorporated herein by reference to Exhibit 10.2 to LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.*

10.17
Amended and Restated Louisiana-Pacific Corporation Non-Employee Directors Compensation Plan. Incorporated herein by reference to Exhibit 10.8 to LP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.*

10.18
Form of Restricted Stock Unit Award Agreement under the 2013 Omnibus Stock Award Plan with retirement provisions. Incorporated herein by reference to Exhibit 10.1 to LP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.*

10.19
Form of Performance Shares Award Agreement under the 2013 Omnibus Stock Award Plan. Incorporated herein by reference to Exhibit 10.2 to LP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.*

10.20	2022 Omnibus Stock Award Plan. Incorporated herein by reference to Annex A to LP's Definitive Proxy Statement on Schedule 14A, filed on March 18, 2022.*

10.21
Form of Restricted Stock Unit Award Agreement for directors under the 2022 Omnibus Stock Award Plan. Incorporated herein by reference to Exhibit 10.5 to LP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.*

10.22	Form of Restricted Stock Unit Award Agreement for directors under the 2022 Omnibus Stock Award Plan.*+

10.23	Form of Restricted Stock Unit Award Agreement under the 2022 Omnibus Stock Award Plan.*+

10.24	Form of Performance Shares Award Agreement under the 2022 Omnibus Stock Award Plan.*+

10.25	Form of Change of Control Employment Agreement.*+

21	List of LP’s subsidiaries. +

23	Consent of Deloitte & Touche LLP. +

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. +

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. +

32	Certifications pursuant to §906 of the Sarbanes-Oxley Act of 2002. ++

101.INS	XBRL Instance Document. +

101.SCH	XBRL Taxonomy Extension Schema Document. +

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. +

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. +

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. +

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. +

104	Cover Page Interactive Data File (embedded with Inline XBRL document and contained in Exhibit 101). +*
* Indicates a management contract or compensatory plan or arrangement.
+ Filed herewith.
++ Furnished herewith.

ITEM 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Louisiana-Pacific Corporation, a Delaware corporation (the “registrant”), has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 21, 2023	LOUISIANA-PACIFIC CORPORATION (Registrant)

/s/ ALAN J.M. HAUGHIE
Alan J.M. Haughie Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature and Title

February 21, 2023	/s/ W. BRADLEY SOUTHERN
W. Bradley Southern Chairman of the Board Chief Executive Officer (Principal Executive Officer)

February 21, 2023	/s/ ALAN J.M. HAUGHIE
Alan J.M. Haughie Executive Vice President and Chief Financial Officer (Principal Financial Officer)

February 21, 2023	/s/ DEREK N. DOYLE
Derek N. Doyle Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

February 21, 2023	/s/ JOSE A. BAYARDO
Jose A. Bayardo Director

February 21, 2023	/s/ TRACY EMBREE
Tracy Embree Director

February 21, 2023	/s/ LIZANNE C. GOTTUNG
Lizanne C. Gottung Director

February 21, 2023	/s/ F. NICHOLAS GRASBERGER III
F. NICHOLAS GRASBERGER III Director

February 21, 2023	/s/ OZEY K. HORTON, Jr.
Ozey K. Horton Director

February 21, 2023	/s/ STEPHEN E. MACADAM
Stephen E. Macadam Director

February 21, 2023	/s/ DUSTAN E. MCCOY
Dustan E. McCoy Director