Form 10-Q
period 2023-03-31
LOUISIANA-PACIFIC CORP
filed 2023-05-03
CIK 60519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 72,043,353 shares of common stock, $1 par value, outstanding as of May 1, 2023.
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

PART I - FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
Condensed Consolidated Statements of Income
Dollar and share amounts in millions, except per share amounts
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net sales	$584	$1,167
Cost of sales	(483)	(547)
Gross profit	101	620
Selling, general, and administrative expenses	(66)	(62)
Other operating credits and charges, net	(5)	(1)
Income from operations	30	556
Interest expense	(3)	(3)
Investment income	5	1
Other non-operating items	(8)	(10)
Income before income taxes	23	544
Provision for income taxes	(1)	(124)
Equity in unconsolidated affiliate	—	1
Income from continuing operations	22	421
Income from discontinued operations, net of income taxes	—	62
Net income	$22	$483
Net (income) loss attributed to noncontrolling interest	(1)	1
Net income attributed to LP	$21	$484

Net income attributed to LP per share of common stock:
Income per share continuing operations - basic	$0.29	$4.92
Income per share discontinued operations - basic	—	0.72
Net income per share - basic	$0.29	$5.64

Income per share continuing operations - diluted	$0.29	$4.89
Income per share discontinued operations - diluted	—	0.71
Net income per share - diluted	$0.29	$5.60

Average shares of common stock used to compute net income per share:
Basic	72	86
Diluted	72	86
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income
Dollar amounts in millions
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net income	$22	$483
Other comprehensive income, net of tax
Foreign currency translation adjustments	15	23
Changes in defined benefit pension plans	4	1
Other comprehensive income, net of tax	19	24
Comprehensive income	42	508
Comprehensive (income) loss associated with noncontrolling interest	(1)	1
Comprehensive income attributed to LP	$41	$508
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets
Dollar amounts in millions
(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$126	$369
Receivables, net of allowance for doubtful accounts of $1 million as of March 31, 2023 and December 31, 2022	148	127
Inventories	415	337
Prepaid expenses and other current assets	23	20
Total current assets	713	854

Timber and timberlands	33	40
Property, plant, and equipment, net	1,397	1,326
Operating lease assets, net	42	44
Goodwill and other intangible assets	36	36
Investments in and advances to affiliates	5	6
Restricted cash	—	14
Other assets	24	24
Deferred tax asset	10	7
Total assets	$2,259	$2,350

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities	$227	$317
Income taxes payable	1	19
Total current liabilities	229	336

Long-term debt	347	346
Deferred income taxes	115	113
Non-current operating lease liabilities	35	41
Contingency reserves, excluding current portion	26	26
Other long-term liabilities	56	53
Total liabilities	$808	$916

Redeemable noncontrolling interest	1	—

Stockholders’ equity:
Common stock, $1 par value, 200,000,000 shares authorized; 87,986,865 and 72,031,465 shares issued and outstanding, respectively, as of March 31, 2023; and 87,986,865 and 71,748,200 shares issued and outstanding, respectively, as of December 31, 2022	88	88
Additional paid-in capital	455	462
Retained earnings	1,375	1,371
Treasury stock, 15,955,400 shares and 16,238,665 shares, at cost as of March 31, 2023, and December 31, 2022, respectively	(388)	(388)
Accumulated comprehensive loss	(80)	(99)
Total stockholders’ equity	1,450	1,433
Total liabilities and stockholders’ equity	$2,259	$2,350
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows
Dollar amounts in millions
(Unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22	$483
Adjustments to net income:
Depreciation and amortization	28	32
Gain on sale of assets	—	(39)
Pension loss due to settlement	6	—
Deferred taxes	(2)	11
Other adjustments, net	9	5
Changes in assets and liabilities (net of acquisitions and divestitures):
Receivables	(8)	(127)
Inventories	(76)	(55)
Prepaid expenses and other current assets	(2)	3
Accounts payable and accrued liabilities	(66)	(2)
Income taxes payable, net of receivables	(30)	116
Net cash (used) provided by operating activities	(119)	425
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant, and equipment additions	(114)	(92)
Proceeds from sales of assets	1	59
Other investing activities	—	1
Net cash used in investing activities	(113)	(33)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of cash dividends	(17)	(19)
Purchase of stock	—	(104)
Other financing activities	(10)	(15)
Net cash used in financing activities	(27)	(137)
EFFECT OF EXCHANGE RATE ON CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	3	11
Net (decrease) increase in cash, cash equivalents, and restricted cash	(257)	266
Cash, cash equivalents, and restricted cash at beginning of period	383	371
Cash, cash equivalents, and restricted cash at end of period	$126	$637

Supplemental cash flow information:
Cash paid for income taxes, net	$33	$12
Cash paid for interest, net	$7	$4
Unpaid capital expenditures	$28	$41
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Stockholders’ Equity
Dollar and share amounts in millions, except per share amounts
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2022	88	$88	16	$(388)	$462	$1,371	$(99)	$1,433
Net income attributed to LP	—	—	—	—	—	21	—	21
Dividends paid ($0.24 per share)	—	—	—	—	—	(17)	—	(17)
Issuance of shares under stock plans	—	—	—	10	(10)	—	—	—
Taxes paid related to net settlement of stock-based awards	—	—	—	(10)	—	—	—	(10)
Compensation expense associated with stock-based compensation	—	—	—	—	4	—	—	4
Other comprehensive income	—	—	—	—	—	—	19	19
Balance, March 31, 2023	88	$88	16	$(388)	$455	$1,375	$(80)	$1,450

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	102	$102	17	$(390)	$458	$1,239	$(174)	$1,235
Net income attributed to LP	—	—	—	—	—	484	—	484
Dividends paid ($0.22 per share)	—	—	—	—	—	(19)	—	(19)
Issuance of shares under stock plans	—	—	(1)	14	(14)	—	—	—
Taxes paid related to net settlement of stock-based awards	—	—	—	(15)	—	—	—	(15)
Purchase of stock	(2)	(2)	—	—	—	(102)	—	(104)
Compensation expense associated with stock-based compensation	—	—	—	—	7	—	—	7
Other comprehensive income	—	—	—	—	—	—	24	24
Balance, March 31, 2022	101	$101	16	$(391)	$451	$1,601	$(149)	$1,613
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. NATURE OF OPERATIONS AND BASIS FOR PRESENTATION
Nature of Operations
Louisiana-Pacific Corporation and our subsidiaries are a leading provider of high-performance building solutions that meet the demands of builders, remodelers, and homeowners worldwide. Serving the new home construction, repair and remodeling, and outdoor structures markets, we have leveraged our expertise to become an industry leader known for innovation, quality, reliability, and sustainability. The principal customers for our building solutions are retailers, wholesalers, and homebuilding and industrial businesses in North America and South America, with limited sales to Asia, Australia, and Europe. The Company operates 22 plants across the U.S., Canada, Chile, and Brazil through foreign subsidiaries, and operates additional facilities through a joint venture. References to "LP," the "Company," "we," "our," and "us" refer to Louisiana-Pacific Corporation and its consolidated subsidiaries as a whole.
During the year ended December 31, 2022, we sold our 50% equity interest in two joint ventures that produce I-joists to Resolute Forest Products Inc., and we sold the remaining assets related to the EWP segment to Pacific Woodtech Corporation, a Washington corporation, and Pacific Woodtech Canada Holdings Limited, a British Columbia limited company (collectively, the Purchaser). Accordingly, the results of our previously-owned EWP segment have been presented as discontinued operations in our Condensed Consolidated Statements of Income for all periods presented. See "Note 7 –Discontinued Operations" for additional information.
Basis for Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) for interim financial information. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal and recurring nature. These Condensed Consolidated Financial Statements and related Notes should be read in conjunction with our annual report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 21, 2023 (2022 Annual Report on Form 10-K). Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.
NOTE 2. REVENUE
The following table presents our reportable segment revenues, disaggregated by revenue source. We disaggregate revenue from contracts with customers into major product lines. We have determined that disaggregating revenue into these categories depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.
As noted in the segment reporting information in Note 16 below, our reportable segments are Siding, Oriented Strand Board (OSB), and South America (dollar amounts in millions).

Three Months Ended March 31, 2023
By Product type and family:	Siding	OSB	South America	Other	Inter-segment	Total
Value-add
Siding Solutions	$329	$—	$8	$—	$—	$337
OSB - Structural Solutions	—	112	46	—	—	158
	329	112	54	—	—	495
Commodity
OSB - commodity	—	75	—	—	—	75
Other
Other products	2	2	1	8	—	14
	$331	$189	$55	$8	$—	$584

Three Months Ended March 31, 2022
By Product type and family:	Siding	OSB	South America	Other	Inter-segment	Total
Value-add
Siding Solutions	$330	$—	$6	$—	$—	$336
OSB - Structural Solutions	—	406	58	—	(1)	464
	330	406	64	—	(1)	799
Commodity
OSB - commodity	—	334	—	—	—	334
Other
Other products	2	4	2	26	—	34
	$332	$744	$67	$26	$(1)	$1,167
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

NOTE 3. EARNINGS PER SHARE
Basic earnings per share is based on the weighted-average number of shares of common stock outstanding. Diluted earnings per share is based upon the weighted-average number of shares of common stock outstanding, plus all potentially dilutive securities that were assumed to be converted into common shares at the beginning of the period under the treasury stock method. This method requires that the effect of potentially dilutive common stock equivalents (stock options, stock-settled appreciation rights (SSARs), restricted stock units, and performance stock units) be excluded from the calculation of diluted earnings per share for the periods in which losses from continuing operations are reported because the effect is anti-dilutive.
The following table sets forth the computation of basic and diluted earnings per share (dollar and share amounts in millions, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Income from continuing operations	$22	$421
Net (income) loss attributed to noncontrolling interest	(1)	1
Income attributed to LP from continuing operations	21	422
Income for discontinued operations, net of income taxes	—	62
Net income attributed to LP	$21	$484

Weighted average common shares outstanding - basic	72	86
Dilutive effect of employee stock plans	—	1
Shares used for diluted earnings per share	72	86
Net income attributed to LP per share - basic:
Continuing operations	$0.29	$4.92
Discontinued operations	—	0.72
Net income attributed to LP per share - basic	$0.29	$5.64

Net income attributed to LP per share – diluted:
Continuing operations	$0.29	$4.89
Discontinued operations	—	0.71
Net income attributed to LP per share - diluted	$0.29	$5.60
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
The fair value of the 3.625% Senior Notes due in 2029 (2029 Senior Notes) was estimated to be $302 million and $306 million as of March 31, 2023 and December 31, 2022, respectively, based on market quotations. The 2029 Senior Notes and other long-term debt are categorized as Level 1 in the U.S. GAAP fair value hierarchy. Fair values are based on trading activity among the Company’s lenders and the average bid and ask price is determined using published rates.
In November 2022, LP entered into a Second Amended and Restated Credit Agreement with American AgCredit, PCA, as administrative agent and sole lead arranger, and CoBank, ACB, as letter of credit issuer (the Credit Agreement), relating to its revolving credit facility (as amended, the Amended Credit Facility). The Credit Agreement provides for a revolving credit facility in the principal amount of up to $550 million, with a $60 million sub-limit for letters of credit. The Credit Agreement, and all loans thereunder, become due on November 29, 2028.

As of March 31, 2023, there were no outstanding amounts borrowed under our Amended Credit Facility. As of May, 3, 2023, there was $45 million outstanding under the Amended Credit Facility.
Carrying amounts reported on the balance sheet for cash and cash equivalents, accounts receivables, and accounts payable approximate fair value due to the short-term maturity of these items.
NOTE 5. RECEIVABLES
Receivables consisted of the following (dollar amounts in millions):

	March 31, 2023	December 31, 2022
Trade receivables	$112	$106
Other receivables	23	19
Income tax receivable	15	4
Allowance for doubtful accounts	(1)	(1)
Total	$148	$127
Trade receivables are primarily generated by sales of our products to our wholesale and retail customers. Other receivables as of March 31, 2023 and December 31, 2022, primarily consist of sales tax receivables, vendor rebates, and other miscellaneous receivables.
NOTE 6. INVENTORIES
Inventories are valued at the lower of cost or net realizable value. Inventory cost includes materials, labor, and operating overhead. The major types of inventories (work in process is not material and is included in Semi-finished inventory) are as follows (dollar amounts in millions):

	March 31, 2023	December 31, 2022
Logs	$102	$59
Other raw materials	75	72
Semi-finished inventories	34	25
Finished products	204	180
Total	$415	$337
NOTE 7. DISCONTINUED OPERATIONS
Engineered Wood Products (EWP)
In March 2022, the Company sold its 50% equity interest in two joint ventures that produce I-joists to Resolute Forest Products Inc. for $59 million, resulting in a pre-tax gain associated with the sale of $39 million recorded in the year ended December 31, 2022 within Income from discontinued operations, net of income taxes in the Condensed Consolidated Statements of Income.
On August 1, 2022, the Company completed the sale of the assets related to the EWP segment to the Purchaser. As a result of the sale, the Company received $217 million in gross cash proceeds after taking into account working capital adjustments. The Company paid $12 million in direct transaction costs, resulting in net proceeds of $205 million. During the year ended December 31, 2022, the Company recorded a pre-tax gain of approximately $118 million within Income from discontinued operations, net of income taxes in the Condensed Consolidated Statements of Income.
Upon closing, the Company entered into the transition services agreement (TSA) with the Purchaser, pursuant to which the Company agreed to support the various activities of the EWP segment for a period not to exceed eight months, which concluded during the three months ended March 31, 2023. During the three months ended March 31, 2023, the Company collected $11 million on the Purchaser's behalf pursuant to the TSA. As of March 31, 2023, the

Company had no amounts due to or due from the Purchaser.
The Company has classified the results of its EWP segment as discontinued operations in its Condensed Consolidated Statements of Income for the prior period presented. The following table presents the financial results of the EWP segment for the three months ended March 31, 2022 (dollar amounts in millions):

Three Months Ended March 31, 2022
Net sales	$170
Cost of sales	(129)
Gross profit	41
Selling, general, and administrative expenses	(3)
Income from operations of discontinued operations	38
Other non-operating items	—
Gain on disposal before income taxes	39
Income from discontinued operations before income taxes	77
Provision for income taxes	(15)
Income from discontinued operations, net of income taxes	$62
The following summarizes the total cash provided by operations and total cash provided by investing activities related to the EWP segment and included in the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 (dollar amounts in millions):

Net cash provided by discontinued operating activities	$13
Net cash provided by discontinued investing activities	$59
Net cash provided by discontinued investing activities for the three months ended March 31, 2022, includes $59 million of proceeds from the sale of our 50% equity interest in two joint ventures that produce I-joists.
NOTE 8. GOODWILL AND OTHER INTANGIBLES
Goodwill and indefinite-lived intangible assets are not amortized and are subject to assessment for impairment by applying a fair value-based test on an annual basis, or more frequently if circumstances indicate a potential impairment. The Company’s annual assessment date is October 1.
Changes in goodwill and other intangible assets for the three months ended March 31, 2023, are provided in the following table (dollar amounts in millions):

	Timber Licenses[1]	Goodwill	Developed Technology	Trademarks
Beginning balance December 31, 2022	$28	$19	$15	$2
Amortization	(1)	—	—	—
Ending balance March 31, 2023	$27	$19	$15	$2
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
The tax provision for income taxes from continuing operations for the three months ended March 31, 2023 and 2022, reflected an estimated annual effective tax rate of 28% and 24%, respectively, excluding discrete items discussed below. The total effective tax rate for continuing operations for the three months ended March 31, 2023 was 5%, compared to 23% for the comparable period in 2022.
We recognized net discrete tax benefits of $5 million and $9 million in the three months ended March 31, 2023 and 2022, respectively. The discrete benefits primarily relate to excess tax benefits from stock-based compensation and inflationary adjustments.
On August 16, 2022, the Inflation Reduction Act of 2022 ("IRA") was signed into law. The IRA levies a 1% excise tax on net stock repurchases after December 31, 2022 and imposes a 15% corporate alternative minimum tax ("CAMT") for tax years beginning after December 31, 2022. The Company did not repurchase any shares during the three months ended March 31, 2023. CAMT is not expected to have a material impact on our results of operations or financial position.
NOTE 10. COMMITMENTS AND CONTINGENCIES
We maintain reserves for various contingent liabilities as follows (dollar amounts in millions):

	March 31, 2023	December 31, 2022
Environmental reserves	$27	$27
Other reserves	—	—
Total contingencies	27	27
Current portion (included in Accounts payable and accrued liabilities)	(1)	(1)
Long-term portion	$26	$26
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

NOTE 11. IMPAIRMENT OF LONG-LIVED ASSETS
We review the carrying values of our long-lived assets for potential impairments and believe we have adequate support for the carrying values of our long-lived assets. If demand and pricing for our products fall to levels significantly below cycle average demand and pricing, should we decide to invest capital in alternative projects, or should changes occur related to our wood supply for our mills, it is possible that future impairment charges will be required. As of March 31, 2023, there were no indications of impairment.
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
NOTE 12. PRODUCT WARRANTIES
We offer warranties on the sale of most of our products and record an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The activity in warranty reserves for the three months ended March 31, 2023 and 2022, is summarized in the following table (dollar amounts in millions):

	Three Months Ended March 31,
	2023	2022
Beginning balance	$8	$7
Accrued to expense	1	1
Payments made	—	—
Total warranty reserves	8	8
Current portion of warranty reserves (included in Accounts payable and accrued liabilities)	(2)	(2)
Long-term portion of warranty reserves (included in Other long-term liabilities)	$7	$6
We continue to monitor warranty and other claims associated with our products and believe, as of March 31, 2023, that the warranty reserve balances associated with these matters are adequate to cover future warranty payments. However, it is possible that additional changes may be required in the future.
NOTE 13. DEFINED BENEFIT PENSION PLANS
The following table summarizes our net periodic pension cost for our defined benefit pension and postretirement plans during the three months ended March 31, 2023 and 2022 (dollar amounts in millions):

	Three Months Ended March 31,
	2023	2022
Service cost	$—	$1
Other components of net periodic pension cost[1]:
Interest cost	—	2
Expected return on plan assets	—	(2)
Amortization of prior service cost	—	—
Amortization of net loss	—	1
Net periodic pension costs before loss due to settlement	—	2
Loss due to settlement	6	—
Total net periodic pension cost	$6	$2
1Other components of net periodic pension cost are included in Other non-operating items on our Condensed Consolidated Statements of Income.

In November 2021, the Company initiated the termination of our frozen U.S. and Canadian defined benefit pension plans (collectively, the Plan), which would result in the full settlement of the Company's Plan obligations. During the year ended December 31, 2022, the Company liquidated substantially all of the Plan assets to fund lump-sum distributions to participants and purchase non-participating group annuity contracts. As a result, a substantial portion of the Plan was settled during the year ended December 31, 2022. During the three months ended March 31, 2023, the Company completed the termination of the Plan resulting in recognition of non-cash, pre-tax charges of $6 million from Accumulated comprehensive loss to Other non-operating items in our Condensed Consolidated Statements of Income. Liquidation of remaining Plan assets in surplus of the defined benefit pension obligation will be made once the Plan satisfies all regulatory requirements, which is expected to be completed during 2023.
The changes recognized in Other comprehensive loss were as follows (dollar amounts in millions):

	Three Months Ended March 31,
	2023	2022
Net actuarial gain (loss) and prior service (cost) arising during the period, net of tax	$—	$—
Amortization of actuarial loss, prior service cost and settlements, net of tax	4	1
Total amounts recognized in Other comprehensive income	$4	$1

NOTE 14. ACCUMULATED COMPREHENSIVE LOSS
Accumulated comprehensive loss is provided in the following table for the three months ended March 31, 2023 and 2022 (dollar amounts in millions):

	Pension	Translation Adjustments	Other	Total
Balance at December 31, 2022	$(5)	$(94)	$—	$(99)
Reclassified to income statement, net of taxes[1]	4	—	—	4
Translation adjustments	—	15	—	15
Balance at March 31, 2023	$—	$(79)	$—	$(80)

	Pension	Translation Adjustments	Other	Total
Balance at December 31, 2021	$(76)	$(96)	$(1)	$(174)
Reclassified to income statement, net of taxes[1]	1	—	—	1
Translation adjustments	—	23	—	23
Balance at March 31, 2022	$(75)	$(73)	$(1)	$(149)
1 Amounts of actuarial loss and prior service cost are components of net periodic benefit cost. See Note 14 above for additional details.
NOTE 15. OTHER OPERATING AND NON-OPERATING ITEMS
Other operating credits and charges, net
Other operating credits and charges, net, is comprised of the following components (dollar amounts in millions):

	Three Months Ended March 31,
	2023	2022
Insurance recoveries	$—	$—
Reorganization charges	(2)	(1)
Environmental costs	—	—
Other	(3)	—
Other operating credits and charges, net	$(5)	$(1)

Other non-operating items
Other non-operating items is comprised of the following components (dollar amounts in millions):

	Three Months Ended March 31,
	2023	2022
Net periodic pension cost, excluding service cost	$—	$(1)
Pension settlement charges	(6)	—
Foreign currency loss	(3)	(9)
Other	1	—
Other non-operating items	$(8)	$(10)
NOTE 16. SELECTED SEGMENT DATA
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

Information about our business segments is as follows (dollar amounts in millions):

	Three Months Ended March 31,
	2023	2022
Net sales
Siding	$331	$332
OSB	189	744
South America	55	67
Other	8	26
Intersegment sales	—	(1)
Total sales	$584	$1,167
NET INCOME TO ADJUSTED EBITDA RECONCILIATION
Net income	$22	$483
Add (deduct):
Net loss (income) attributed to noncontrolling interest	(1)	1
Income from discontinued operations, net of income taxes	—	(62)
Income attributed to LP from continuing operations	21	422
Provision for income taxes	1	124
Depreciation and amortization	28	32
Stock-based compensation expense	4	6
Other operating credits and charges, net	5	1
Interest expense	3	3
Investment income	(5)	(1)
Pension settlement charges	6	—
Other non-operating items	3	10
Adjusted EBITDA	$66	$598

SEGMENT ADJUSTED EBITDA
Siding	$67	$83
OSB	5	505
South America	12	25
Other	(9)	(6)
Corporate	(9)	(9)
Total Adjusted EBITDA	$66	$598
NOTE 17. SUBSEQUENT EVENTS
In April 2023, the Company announced the shutdown of Entekra Holdings, LLC (Entekra), an off-site framing operation previously reported within our "other" operating segment, which is expected to result in a pre-tax, non-cash charges of between $25 million and $30 million in the second quarter of 2023.
In May 2023, the Company acquired substantially all of the assets of Wawa OSB Inc., an Ontario, Canada corporation, for $80 million. The acquisition was funded together with cash on hand and borrowings under the Amended Credit Facility.

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
To serve these markets, we primarily operate in three segments: Siding, OSB, and South America.
In March 2022, we sold our 50% equity interest in two joint ventures that produce I-joists to Resolute for $59 million. The joint ventures were comprised of Resolute-LP Engineered Wood Larouche Inc. in Larouche, Quebec, and Resolute-LP Engineered Wood St-Prime Limited Partnership in Saint-Prime, Quebec. In August 2022, LP completed the sale of the EWP segment assets to the Purchaser in exchange for the Purchaser’s payment to the Company of $217 million in gross cash proceeds. The historical results of the EWP segment are reflected in the Company’s Condensed Consolidated Financial Statements as discontinued operations. See "Note 7 – Discontinued Operations" of the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this quarterly report on Form 10-Q for additional information.
Demand for Building Products
Demand for our products correlates positively with new home construction and repair and remodeling activity in North America, which historically has been characterized by significant cyclicality. The U.S. Census Bureau reported on April 18, 2023, that actual single-family housing starts were 29% lower for the three months ended March 31, 2023, as compared to the same period in 2022. Actual multi-family housing starts for the three months ended March 31, 2023 were about 5% higher as compared to the same period in 2022. Repair and remodeling activity is difficult to reasonably measure, but many indications suggest that repair and remodeling activity is continuing to show resiliency.
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
Supply and Demand for Siding
Siding Solutions is a specialty building material and is subject to competition from various siding technologies, including vinyl, stucco, wood, fiber cement, brick, and others. We believe we are the largest manufacturer in the engineered wood siding market. We have consistently grown our Siding Solutions above the underlying market growth rates. Siding Solutions is generally less sensitive to new housing market cyclicality since demand comes from other markets, including sheds and repair and remodel. Our growth in this market depends upon the continued displacement of vinyl, wood, fiber cement, stucco, bricks, and other alternatives, our product innovation and our technological expertise in wood and wood composites to address the needs of our customers.

Supply and Demand for OSB
OSB is a commodity product, and it is subject to competition from manufacturers worldwide. Product supply is influenced primarily by fluctuations in available manufacturing capacity and imports. The ratio of overall OSB demand to capacity generally drives price. During the three months ended March 31, 2023, OSB commodity prices have fallen with the decline in market demand for OSB commodity product. We cannot predict whether the prices of our OSB products will remain at current levels or increase or decrease in the future.
For additional factors affecting our results, refer to the “Overview” within our “Management's Discussion and Analysis of Financial Condition and Results of Operations” section and our “Risk Factors” section contained in our 2022 Annual Report on Form 10-K, and to the “Cautionary Statement Regarding Forward-Looking Statements” section in this quarterly report on Form 10-Q.
Critical Accounting Policies and Significant Estimates
Note 1 of the Notes to the Condensed Consolidated Financial Statements included in our 2022 Annual Report on Form 10-K is a discussion of our significant accounting policies and significant accounting estimates and judgments. Throughout the preparation of the financial statements, we employ significant judgments in the application of accounting principles and methods. These judgments are primarily related to the assumptions used to arrive at various estimates.
There have been no changes in the application of principles, methods, and assumptions used to determine our significant estimates since December 31, 2022.
Non-GAAP Financial Measures and Other Key Performance Indicators
In evaluating our business, we utilize non-GAAP financial measures that fall within the meaning of SEC Regulation G and Regulation S-K Item 10(e), which we believe provide users of the financial information with additional meaningful comparison to prior reported results. Non-GAAP financial measures do not have standardized definitions and are not defined by U.S. GAAP. In this quarterly report on Form 10-Q, we disclose Income attributed to LP from continuing operations before interest expense, provision for income taxes, depreciation and amortization, and excluding stock-based compensation expense, loss on impairment attributed to LP, product-line discontinuance charges, other operating credits and charges, net, loss on early debt extinguishment, investment income, pension settlement charges, and other non-operating items as Adjusted EBITDA from continuing operations (Adjusted EBITDA), which is a non-GAAP financial measure. We have included Adjusted EBITDA in this report because we view it as an important supplemental measure of our performance and believe that it is frequently used by interested persons in the evaluation of companies that have different financing and capital structures and/or tax rates. We also disclose Income attributed to LP from continuing operations, excluding loss on impairment attributed to LP, product-line discontinuance charges, interest expense outside of normal operations, other operating credits and charges, net, loss on early debt extinguishment, gain (loss) on acquisition, and pension settlement charges, and adjusting for a normalized tax rate, as Adjusted Income from continuing operations (Adjusted Income). We also disclose Adjusted Diluted EPS from continuing operations (Adjusted Diluted EPS), calculated as Adjusted Income divided by diluted shares outstanding. We believe that Adjusted Diluted EPS and Adjusted Income are useful measures for evaluating our ability to generate earnings and that providing these measures should allow interested persons to more readily compare the earnings for past and future periods.
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

The following table reconciles Net income to Adjusted EBITDA (dollar amounts in millions):

	Three Months Ended March 31,
	2023	2022
Net income	$22	$483
Add (deduct):
Net (income) loss attributed to noncontrolling interest	(1)	1
Income from discontinued operations, net of income taxes	—	(62)
Income attributed to LP from continuing operations	21	422
Provision for income taxes	1	124
Depreciation and amortization	28	32
Stock-based compensation expense	4	6
Other operating credits and charges, net	5	1
Interest expense	3	3
Investment income	(5)	(1)
Pension settlement charges	6	—
Other non-operating items	3	10
Adjusted EBITDA	$66	$598

SEGMENT ADJUSTED EBITDA
Siding	$67	$83
OSB	5	505
South America	12	25
Other	(9)	(6)
Corporate	(9)	(9)
Total Adjusted EBITDA	$66	$598

The following table provides the reconciliation of Net income to Adjusted Income (dollar amounts in millions, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Net income attributed to LP from continuing operations per share - diluted	$0.29	$4.89

Net income	$22	$483
Add (deduct):
Net (income) loss attributed to noncontrolling interest	(1)	1
Income from discontinued operations, net of income taxes	—	(62)
Income attributed to LP from continuing operations	21	422
Other operating credits and charges, net	5	1
Pension settlement charges	6	—
Reported tax provision	1	124
Adjusted income before tax	33	547
Normalized tax provision at 25%	(8)	(137)
Adjusted Income	$25	$411
Diluted shares outstanding	72	86
Adjusted Diluted EPS	$0.34	$4.75
Key Performance Indicators
In addition, management monitors certain key performance indicators to evaluate our business performance, which include our Overall Equipment Effectiveness (OEE) and our sales volume relative to housing starts, as provided by reports from the U.S. Census Bureau.
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

(thousands of units)	Three Months Ended March 31,
	2023	2022
Housing starts[1]:
Single-Family	191	267
Multi-Family	129	123
	320	390

[1] Actual U.S. housing starts data reported by the U.S. Census Bureau as published through April 18, 2023.

We monitor sales volumes for our products in our Siding, OSB and South America segments, which we define as the number of units of our products sold within the applicable period. Evaluating sales volume by product type helps us identify and address changes in product demand, broad market factors that may affect our performance, and opportunities for future growth. It should be noted that other companies may present sales volumes differently and, therefore, as presented by us, sales volumes may not be comparable to similarly-titled measures reported by other companies. We believe that sales volumes can be a useful measure for evaluating and understanding our business.
The following table sets forth sales volumes for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023				Three Months Ended March 31, 2022
Sales Volume	Siding	OSB	South America	Total	Siding	OSB	South America	Total
Siding Solutions (MMSF)	383	—	11	394	421	—	8	429
OSB - commodity (MMSF)	—	382	—	382	—	437	—	437
OSB - Structural Solutions (MMSF)	—	327	127	454	—	525	150	675
We measure OEE of each of our mills to track improvements in the utilization and productivity of our manufacturing assets. OEE is a composite metric that considers asset uptime (adjusted for capital project downtime and similar events), production rates, and finished product quality. We believe that when used in conjunction with other metrics, OEE can be a useful measure for evaluating our ability to generate profits, and that providing this measure should allow interested persons to monitor operational improvements. It should be noted that other companies may present OEE differently, and therefore, as presented by us, OEE may not be comparable to similarly titled measures reported by other companies. OEE for the three months ended March 31, 2023 and 2022, for each of our segments is listed below:

	Three Months Ended March 31,
	2023	2022
Siding	76%	76%
OSB	76%	73%
South America	76%	74%
Results of Operations
Our results of operations for each of our segments are discussed below, as are the results of operations for the “other” category, which comprises other products that are not individually significant. See Note 16 of the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this quarterly report on Form 10-Q for further information regarding our segments.
Siding
The Siding segment serves diverse end markets with a broad product offering of engineered wood siding, trim, and fascia, including LP® SmartSide® Trim & Siding, LP® SmartSide® ExpertFinish® Trim & Siding, LP BuilderSeries® Lap Siding, and LP® Outdoor Building SolutionsTM (collectively referred to as Siding Solutions).
Segment Net sales and Adjusted EBITDA for this segment were as follows (dollar amounts in millions):

	Three Months Ended March 31,
	2023	2022	% Change
Net sales	$331	$332	—%
Adjusted EBITDA	67	83	(18)%

Net sales in this segment by product line were as follows (dollar amounts in millions):

	Three Months Ended March 31,
	2023	2022	% Change
Siding Solutions	$329	$330	—%
Other	2	2	7%
Total	$331	$332	—%
Percent changes in average net sales price and unit shipments were as follows:

	Three Months Ended March 31, 2023 versus 2022
	Average Net Selling Price	Unit Shipments
Siding Solutions	10%	(9)%
The combined effects of list price increases and customer mix shifts drove year-over-year increases in the average net selling price for the three months ended March 31, 2023. The volume decrease for the three months ended March 31, 2023 was driven by a challenging new home construction market and elevated levels of channel inventory compared to the prior period.
Adjusted EBITDA decreased year-over-year by $15 million in the first quarter of 2023 due to lower volume and $17 million of raw material, freight and labor inflation, partially offset by an increase in the average net sales price.
OSB
The OSB segment manufactures and distributes OSB structural panel products, including our value-added OSB portfolio known as LP Structural Solutions (which includes LP® TechShield® Radiant Barrier, LP WeatherLogic® Air & Water Barrier, LP Legacy® Premium Sub-Flooring, LP NovaCore™ Thermal Insulated Sheathing, LP® FlameBlock® Fire-Rated Sheathing and LP® TopNotch® Sub-Flooring). OSB is manufactured using wood strands arranged in layers and bonded with resins.
Segment Net sales and Adjusted EBITDA for this segment were as follows (dollar amounts in millions):

	Three Months Ended March 31,
	2023	2022	% Change
Net sales	$189	$744	(75)%
Adjusted EBITDA	5	505	(99)%
Net sales in this segment by product line were as follows (dollar amounts in millions):

	Three Months Ended March 31,
	2023	2022	% Change
OSB - Structural Solutions	$112	$406	(72)%
OSB - commodity	75	334	(78)%
Other	2	4	(35)%
Total	$189	$744	(75)%

Percent changes in average net sales price and unit shipments were as follows:

	Three Months Ended March 31, 2023 versus 2022
	Average Net Selling Price	Unit Shipments
OSB - Structural Solutions	(56)%	(38)%
OSB - commodity	(74)%	(13)%
The year-over-year net sales decrease of $555 million for the three months ended March 31, 2023 reflects a $470 million decrease in OSB prices, a $51 million decrease in sales volume from production curtailments, and a $27 million decrease related in production volume from the conversion of the Sagola mill to Siding production.
The year-over-year decrease in Adjusted EBITDA of $500 million for the three months ended March 31, 2023 reflects lower OSB prices and sales volume (as described above) and increased raw material and wage inflation of $7 million.
South America
Our South America segment manufactures and distributes OSB structural panel and siding products in South America and certain export markets. This segment has manufacturing operations in two countries, Chile and Brazil, and operates sales offices in Chile, Brazil, Peru, Colombia, Argentina, and Paraguay.
Segment Net sales and Adjusted EBITDA for this segment were as follows (dollar amounts in millions):

	Three Months Ended March 31,
	2023	2022	% Change
Net sales	$55	$67	(17)%
Adjusted EBITDA	12	25	(53)%
Net sales in this segment by product were as follows (dollar amounts in millions):

	Three Months Ended March 31,
	2023	2022	% Change
OSB - Structural Solutions	$46	$58	(20)%
Siding	8	6	36%
Other	1	2	(64)%
Total	$55	$67	(17)%
Percent changes in average Net sales price and unit shipments were as follows:

	Three Months Ended March 31, 2023 versus 2022
	Average Net Selling Price	Unit Shipments
OSB - Structural Solutions	(6)%	(15)%
Siding	(4)%	42%
South America net sales decreased year-over-year by $13 million, or 17%, for the three months ended March 31, 2023, predominantly driven by lower OSB sales volumes and pricing.
The year-over-year decrease in Adjusted EBITDA of $13 million for the three months ended March 31, 2023 reflects lower sales volumes and pricing as well as higher raw material costs.

Other
Our other products segment includes off-site framing operation Entekra Holdings LLC (Entekra), remaining timber and timberlands, and other minor products, services, and closed operations, which do not qualify as discontinued operations. Other net sales were $8 million for the three months ended March 31, 2023, as compared to $26 million for the corresponding period in 2022. The decrease in Other net sales for the three months ended March 31, 2023 was primarily due to lower Entekra sales volumes.
Adjusted EBITDA was $(9) million for the three months ended March 31, 2023, as compared to $(6) million for the corresponding period in 2022.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses were $66 million for the three months ended March 31, 2023, compared to $62 million for the corresponding period in 2022. The increase in 2023 was due to increased labor, travel, and sales and marketing, partially offset by costs associated with stock compensation.
Income Taxes
We recognized an estimated tax provision from continuing operations of $1 million and $124 million in the three months ended March 31, 2023, and 2022, respectively. The total effective tax rate for continuing operations for the three months ended March 31, 2023 and 2022 was 5% and 23%, respectively. Each quarter the income tax accrual is adjusted to the latest estimate, and the difference from the previously accrued year-to-date balance is recorded in the current quarter. For 2023 the primary differences between the U.S. statutory rate of 21% and the effective rate relates to benefits from stock-based compensation and inflationary adjustments, partially offset by expenses from state taxes and executive compensation deduction limitations. For 2022, the primary difference between the U.S. statutory rate of 21% and the effective rate relates to state income tax.
Legal and Environmental Matters
For a discussion of legal and environmental matters involving us and the potential impact thereof on our financial position, results of operations, and cash flows, see Items 3, 7, and 8 in our 2022 Annual Report on Form 10-K and Note 10 of the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this quarterly report on Form 10-Q.
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
We expect to fund our capital expenditures over at least the next 12 months through cash on hand, cash generated from operations, and available borrowing under our Amended Credit Facility, as necessary.

Operating Activities
During the three months ended March 31, 2023 and 2022, cash provided by operations was $(119) million and $425 million, respectively. The decrease in cash provided by operations was primarily related a lower income from operations and timing of cash paid for income taxes.
Investing Activities
During the three months ended March 31, 2023 and 2022, cash used in investing activities was $113 million and $33 million, respectively. During the three months ended March 31, 2022, we received $59 million in proceeds from the sale of our 50% equity interest in two joint ventures.
Capital expenditures for the three months ended March 31, 2023 and 2022, were $114 million and $92 million, respectively, primarily related to siding conversion expenditures and growth and maintenance capital.
Financing Activities
During the three months ended March 31, 2023, cash used in financing activities was $27 million. We paid cash dividends of $17 million and used $10 million to repurchase stock from employees in connection with income tax withholding requirements associated with our employee stock-based compensation plans.
During the three months ended March 31, 2022, cash used in financing activities was $137 million. During the three months ended March 31, 2022, we used $104 million to repurchase shares of LP common stock under the share repurchase program authorized by LP's Board of Directors in November 2021 for the repurchase of up to $500 million shares of LP common stock and we paid cash dividends of $19 million. Additionally, we used $15 million to repurchase stock from employees in connection with income tax withholding requirements associated with our employee stock-based compensation plans.
Credit Facility and Letter of Credit Facility
In November 2022, LP entered into the Credit Agreement with American AgCredit, PCA, as administrative agent and sole lead arranger, and CoBank, ACB, as letter of credit issuer, relating to the Amended Credit Facility. The Credit Agreement provides for a revolving credit facility in the principal amount of up to $550 million, with a $60 million sub-limit for letters of credit. The Credit Agreement, and all loans thereunder, become due on November 29, 2028. As of March 31, 2023, we had no amounts outstanding under the Amended Credit Facility. As of May 3, 2023, the outstanding amount under the Amended Credit Facility was $45 million.
The Credit Agreement contains various restrictive covenants and customary events of default. The breach of restrictive covenants or the occurrence of any other event of default under the Credit Agreement could result in the acceleration of our obligation to repay the indebtedness outstanding thereunder. The Credit Agreement also contains financial covenants that require us and our consolidated subsidiaries to have, as of the end of each quarter, a capitalization ratio (i.e., funded debt less unrestricted cash to total capitalization) of no more than 57.5%. As of March 31, 2023, we were in compliance with all financial covenants under the Credit Agreement.
In March 2020, LP entered into the Letter of Credit Facility, which provides for the funding of letters of credit up to an aggregate outstanding amount of $20 million, which may be secured by certain cash collateral of LP. The Letter of Credit Facility provides for an unused commitment fee, due quarterly, ranging from 0.50% to 1.875% of the daily available amount to be drawn on each letter of credit issued under the Letter of Credit Facility. The Letter of Credit Facility is subject to similar affirmative, negative, and financial covenants as those set forth in the Credit Agreement, including the capitalization ratio covenant. As of March 31, 2023, we were in compliance with all covenants under the Letter of Credit Facility.
Other Liquidity Matters
Off-Balance Sheet Arrangements
As of March 31, 2023, we had standby letters of credit of $13 million outstanding related to collateral for environmental impact on owned properties, a deposit for a forestry license, and insurance collateral, including workers' compensation.

Potential Impairments
We review the carrying values of our long-lived assets for potential impairments and believe we have adequate support for the carrying values of our long-lived assets as of March 31, 2023. In April 2023, we announced the shutdown of Entekra. We expect this to result in a pre-tax, non-cash impairment charge of between $25 million and $30 million in the second quarter of 2023.
If demand and pricing for our products fall to levels significantly below cycle average demand and pricing, should we decide to invest capital in alternative projects, or should changes occur related to our wood supply for our mills, it is possible that future impairment charges will be required. As of March 31, 2023, there were no indications of impairment.
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
Some of our products are sold as commodities, and therefore sales prices fluctuate daily based on market factors over which we have little or no control. The most significant commodity product we sell is OSB. There have been no material changes to the assumed production capacity and annual average price sensitivity previously disclosed under the caption “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our 2022 Annual Report on Form 10-K.
We are exposed to market risk associated with changes in interest rates on our variable rate long-term debt. As of March 31, 2023, we had no outstanding amounts borrowed under our Amended Credit Facility. We do not currently have any derivative or hedging arrangements, or other known exposures, to changes in interest rates.
We historically have not entered into material commodity futures and swaps, although we may do so in the future.

ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of March 31, 2023, our Chief Executive Officer and Chief Financial Officer carried out, with the participation of the Company's management, a review and evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2023, LP’s disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter, ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The description of certain legal and environmental matters involving LP set forth in Item 1 of this quarterly report on Form 10-Q under Note 10 of the Notes to the Condensed Consolidated Financial Statements contained herein is incorporated herein by reference.
ITEM 1A.RISK FACTORS
In addition to the other information set forth in this quarterly report on Form 10-Q, an investor should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” of the Company’s 2022 Annual Report on Form 10-K. Except as set forth below, there were no material changes to the risk factors previously disclosed under the caption "Item 1A. Risk Factors" in Part I of our 2022 Annual Report on Form 10-K.
Our cash, cash equivalents and investments could be adversely affected if the financial institutions in which we hold our cash, cash equivalents and investments fail.
We regularly maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation (the “FDIC”) insurance limit. The FDIC took control and was appointed receiver of Silicon Valley Bank and New York Signature Bank on March 10, 2023 and March 12, 2023, respectively. The Company does not have any direct exposure to Silicon Valley Bank or New York Signature Bank. However, if other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition.
The risks described in our 2022 Annual Report on Form 10-K, as supplemented above, are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, operating results, or cash flows.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On May 3, 2022, LP's Board of Directors authorized a share repurchase program under which LP was authorized to repurchase shares of its common stock totaling up to $600 million (the 2022 Share Repurchase Program). No purchases were made under the 2022 Share Repurchase Program during the first quarter of 2023. As of March 31, 2023, LP had repurchased common stock totaling $400 million under the 2022 Share Repurchase Program. LP may initiate, discontinue, or resume purchases of its common stock under the 2022 Share Repurchase Program in the open market, in block, and in privately negotiated transactions, including under Rule 10b5-1 plans, at times and in such amounts as management deems appropriate without prior notice, subject to market and business conditions, regulatory requirements, and other factors.

ITEM 6.EXHIBITS

2.1
Asset Purchase Agreement, dated as of June 21, 2022, by and among Louisiana-Pacific Corporation, Louisiana-Pacific Canada LTD, Pacific Woodtech Corporation and Pacific Woodtech Canada Holdings Limited. Incorporated herein by reference to Exhibit 2.1 to LP’s Current Report on Form 8-K filed on June 22, 2022.***

10.1
Form of Restricted Stock Unit Award Agreement for directors under the 2022 Omnibus Stock Award Plan. Incorporated herein by reference hereto to Exhibit 10.22 to LP’s Annual Report on Form 10-K for the year ended December 31, 2022.

10.2
Form of Restricted Stock Unit Award Agreement under the 2022 Omnibus Stock Award Plan. Incorporated herein by reference hereto to Exhibit 10.23 to LP’s Annual Report on Form 10-K for the year ended December 31, 2022.

10.3
Form of Performance Shares Award Agreement under the 2022 Omnibus Stock Award Plan. Incorporated herein by reference hereto to Exhibit 10.24 to LP’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

LOUISIANA-PACIFIC CORPORATION

Date:	May 3, 2023	BY:	/S/ W. BRADLEY SOUTHERN
W. Bradley Southern
Chief Executive Officer

Date:	May 3, 2023	BY:	/S/ ALAN J.M. HAUGHIE
Alan J.M. Haughie
Executive Vice President and
Chief Financial Officer