Form 10-Q
period 2023-06-30
LOUISIANA-PACIFIC CORP
filed 2023-08-02
CIK 60519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 72,106,506 shares of common stock, $1 par value, outstanding as of July 31, 2023.
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
•changes in general and global economic conditions, including impacts from global pandemics, rising inflation, supply chain disruptions, and the ongoing military conflict between Russia and Ukraine;
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
In addition to the foregoing and any risks and uncertainties specifically identified in the text surrounding forward-looking statements, any statements in the reports and other documents filed or furnished by us with the SEC that warn of risks or uncertainties associated with future results, events, or circumstances identify important factors that could cause actual results, events, and circumstances to differ materially from those reflected in the forward-looking statements.
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

PART I - FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
Condensed Consolidated Statements of Income
Dollar and share amounts in millions, except per share amounts
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales	$611	$1,130	$1,195	$2,297
Cost of sales	(492)	(611)	(975)	(1,158)
Gross profit	119	518	220	1,139
Selling, general, and administrative expenses	(66)	(67)	(133)	(129)
Impairment of long-lived assets, net	(24)	—	(24)	—
Other operating credits and charges, net	(21)	11	(26)	10
Income from operations	8	462	37	1,019
Interest expense	(3)	(3)	(6)	(6)
Investment income	2	2	7	3
Other non-operating items	(8)	2	(16)	(8)
Income (loss) before income taxes	(1)	463	22	1,007
Provision for income taxes	(21)	(116)	(22)	(240)
Equity in unconsolidated affiliate	1	1	1	2
Income (loss) from continuing operations	(21)	348	1	769
Income from discontinued operations, net of income taxes	—	37	—	99
Net income (loss)	$(21)	$385	$1	$868
Net loss attributed to non-controlling interest	1	—	—	1
Net income (loss) attributed to LP	$(20)	$384	$1	$868

Net income (loss) attributed to LP per share of common stock:
Income (loss) per share continuing operations - basic	$(0.28)	$4.30	$0.02	$9.25
Income per share discontinued operations - basic	—	0.46	—	1.18
Net income (loss) attributed to LP per share - basic	$(0.28)	$4.76	$0.02	$10.43

Income (loss) per share continuing operations - diluted	$(0.28)	$4.28	$0.02	$9.19
Income per share discontinued operations - diluted	—	0.45	—	1.18
Net income (loss) attributed to LP per share - diluted	$(0.28)	$4.73	$0.02	$10.36

Average shares of common stock used to compute Net income (loss) per share:
Basic	72	81	72	83
Diluted	72	81	72	84
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income
Dollar amounts in millions
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$(21)	$385	$1	$868
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	1	(32)	16	(9)
Changes in defined benefit pension plans	—	1	4	2
Other comprehensive income (loss), net of tax	1	(31)	21	(7)
Comprehensive income (loss)	(20)	354	22	861
Comprehensive loss associated with non-controlling interest	1	—	—	1
Comprehensive income (loss) attributed to LP	$(19)	$354	$22	$862
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets
Dollar amounts in millions
(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$71	$369
Receivables, net of allowance for doubtful accounts of $3 million and $1 million as of June 30, 2023, and December 31, 2022, respectively	172	127
Inventories	407	337
Prepaid expenses and other current assets	21	20
Total current assets	671	854

Timber and timberlands	32	40
Property, plant, and equipment, net	1,504	1,326
Operating lease assets, net	31	44
Goodwill and other intangible assets	27	36
Investments in and advances to affiliates	6	6
Restricted cash	—	14
Other assets	24	24
Deferred tax asset	8	7
Total assets	$2,302	$2,350

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities	$262	$317
Income taxes payable	5	19
Total current liabilities	267	336

Long-term debt	377	346
Deferred income taxes	127	113
Non-current operating lease liabilities	33	41
Contingency reserves, excluding current portion	26	26
Other long-term liabilities	54	53
Total liabilities	$883	$916

Redeemable noncontrolling interest	—	—

Stockholders’ equity:
Common stock, $1 par value, 200,000,000 shares authorized; 87,986,865 and 72,103,762 shares issued and outstanding, respectively, as of June 30, 2023; and 87,986,865 and 71,748,200 shares issued and outstanding, respectively, as of December 31, 2022	88	88
Additional paid-in capital	458	462
Retained earnings	1,337	1,371
Treasury stock, 15,883,103 shares and 16,238,665 shares, at cost as of June 30, 2023, and December 31, 2022, respectively	(387)	(388)
Accumulated comprehensive loss	(78)	(99)
Total stockholders’ equity	1,419	1,433
Total liabilities and stockholders’ equity	$2,302	$2,350
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows
Dollar amounts in millions
(Unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1	$868
Adjustments to net income:
Depreciation and amortization	57	65
Impairment of goodwill and long-lived assets	24	—
Gain on sale of assets, net	—	(39)
Pension loss due to settlement	6	—
Deferred taxes	10	27
Other adjustments, net	41	12
Changes in assets and liabilities (net of acquisitions and divestitures):
Receivables	(22)	(66)
Inventories	(68)	(43)
Prepaid expenses and other current assets	(1)	(11)
Accounts payable and accrued liabilities	(45)	31
Income taxes payable, net of receivables	(33)	65
Net cash (used) provided by operating activities	(30)	908
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant, and equipment additions	(188)	(196)
Acquisition of facility assets	(80)	—
Proceeds from sales of assets	1	—
Proceeds from divestiture of business	—	59
Other investing activities, net	(4)	2
Net cash used in investing activities	(271)	(135)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing of long-term debt	70	—
Repayment of long-term debt	(40)	—
Payment of cash dividends	(35)	(37)
Purchase of stock	—	(575)
Other financing activities	(9)	(15)
Net cash provided by (used in) financing activities	(14)	(626)
EFFECT OF EXCHANGE RATE ON CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	3	(2)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(313)	145
Cash, cash equivalents, and restricted cash at beginning of period	383	371
Cash, cash equivalents, and restricted cash at end of period	$71	$516

Supplemental cash flow information:
Cash paid for income taxes, net	$45	$171
Cash paid for interest, net	$1	$7
Unpaid capital expenditures	$22	$43
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Stockholders’ Equity
Dollar and share amounts in millions, except per share amounts
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2022	88	$88	16	$(388)	$462	$1,371	$(99)	$1,433
Net income attributed to LP	—	—	—	—	—	21	—	21
Dividends paid ($0.24 per share)	—	—	—	—	—	(17)	—	(17)
Issuance of shares under stock plans	—	—	—	10	(10)	—	—	—
Taxes paid related to net settlement of stock-based awards	—	—	—	(10)	—	—	—	(10)
Purchase of stock	—	—	—	—	—	—	—	—
Compensation expense associated with stock-based compensation	—	—	—	—	4	—	—	4
Other comprehensive income	—	—	—	—	—	—	19	19
Balance, March 31, 2023	88	$88	16	$(388)	$455	$1,375	$(80)	$1,450
Net loss attributed to LP	—	—	—	—	—	(20)	—	(20)
Dividends paid ($0.24 per share)	—	—	—	—	—	(17)	—	(17)
Issuance of shares under stock plans	—	—	—	2	—	—	—	2
Taxes paid related to net settlement of stock-based awards	—	—	—	(1)	—	—	—	(1)
Purchase of stock	—	—	—	—	—	—	—	—
Compensation expense associated with stock-based compensation	—	—	—	—	3	—	—	3
Other comprehensive income	—	—	—	—	—	—	1	1
Balance, June 30, 2023	88	$88	16	$(387)	$458	$1,337	$(78)	$1,419
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	102	$102	17	$(390)	$458	$1,239	$(174)	$1,235
Net income attributed to LP	—	—	—	—	—	484	—	484
Dividends paid ($0.22 per share)	—	—	—	—	—	(19)	—	(19)
Issuance of shares under stock plans	—	—	(1)	14	(14)	—	—	—
Taxes paid related to net settlement of stock-based awards	—	—	—	(15)	—	—	—	(15)
Purchase of stock	(2)	(2)	—	—	—	(102)	—	(104)
Compensation expense associated with stock-based compensation	—	—	—	—	7	—	—	7
Other comprehensive income	—	—	—	—	—	—	24	24
Balance, March 31, 2022	101	$101	16	$(391)	$451	$1,601	$(149)	$1,613
Net income attributed to LP	—	—	—	—	—	384	—	384
Dividends paid ($0.22 per share)	—	—	—	—	—	(18)	—	(18)
Issuance of shares under stock plans	—	—	—	2	—	—	—	2
Taxes paid related to net settlement of stock-based awards	—	—	—	(1)	—	—	—	(1)
Purchase of stock	(7)	(7)	—	—	—	(463)	—	(471)
Compensation expense associated with stock-based compensation	—	—	—	—	7	—	—	7
Other comprehensive loss	—	—	—	—	—	—	(31)	(31)
Balance, June 30, 2022	94	$94	16	$(390)	$457	$1,505	$(181)	$1,484
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. NATURE OF OPERATIONS AND BASIS FOR PRESENTATION
Nature of Operations
Louisiana-Pacific Corporation and our subsidiaries are a leading provider of high-performance building solutions that meet the demands of builders, remodelers, and homeowners worldwide. Serving the new home construction, repair and remodeling, and outdoor structures markets, we have leveraged our expertise to become an industry leader known for innovation, quality, reliability, and sustainability. The principal customers for our building solutions are retailers, wholesalers, and home building and industrial businesses in North America and South America, with limited sales to Asia, Australia, and Europe. The Company operates 22 plants across the U.S., Canada, Chile, and Brazil through foreign subsidiaries, and operates additional facilities through a joint venture. References to "LP," the "Company," "we," "our," and "us" refer to Louisiana-Pacific Corporation and its consolidated subsidiaries as a whole.
During the year ended December 31, 2022, we sold our 50% equity interest in two joint ventures that produce I-joists, and we sold the remaining assets related to the Engineered Wood Product (EWP) segment. Accordingly, the results of our previously owned EWP segment have been presented as discontinued operations in our Condensed Consolidated Statements of Income for all periods presented. See "Note 7 –Discontinued Operations" for additional information.
In May 2023, we acquired a manufacturing facility in Wawa, Ontario from Wawa OSB, Inc. a subsidiary of Forex Inc., for $80 million, financed by a combination of cash on hand and availability under the Amended Credit Facility (defined below). The manufacturing facility is expected to be converted into an LP® SmartSide® Trim & Siding mill. We are evaluating project schedules and market demand to determine when construction will begin. The facility will remain shut down until such time construction is completed.
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
As noted in the segment reporting information in “Note 17 - Selected Segment Data” below, our reportable segments are Siding, Oriented Strand Board (OSB), and South America (dollar amounts in millions).

Three Months Ended June 30, 2023
By Product type and family:	Siding	OSB	South America	Other	Inter-segment	Total
Value-add
Siding Solutions	$318	$—	$6	$—	$—	$324
OSB - Structural Solutions	—	127	46	—	—	172
	318	127	52	—	—	496
Commodity
OSB - commodity	—	100	—	—	—	100

Other
Other products	2	2	1	9	—	14
	$320	$229	$53	$9	$—	$611

Three Months Ended June 30, 2022
By Product type and family:	Siding	OSB	South America	Other	Inter-segment	Total
Value-add
Siding Solutions	$356	$—	$6	$—	$—	$362
OSB - Structural Solutions	—	384	64	—	(1)	448
	356	384	70	—	(1)	810
Commodity
OSB - commodity	—	287	—	—	—	287

Other
Other products	1	2	—	30	—	33
	$358	$673	$70	$30	$(1)	$1,130

Six Months Ended June 30, 2023
By Product type and family:	Siding	OSB	South America	Other	Inter-segment	Total
Value-add
Siding Solutions	$647	$—	$14	$—	$—	$661
OSB - Structural Solutions	—	239	92	—	—	330
	647	239	106	—	—	992
Commodity
OSB - commodity	—	175	—	—	—	175

Other
Other products	4	4	2	17	—	28
	$651	$418	$108	$17	$—	$1,195

Six Months Ended June 30, 2022
By Product type and family:	Siding	OSB	South America	Other	Inter-segment	Total
Value-add
Siding Solutions	$686	$—	$12	$—	$—	$698
OSB - Structural Solutions	—	791	123	—	(2)	913
	686	791	135	—	(2)	1,611
Commodity
OSB - commodity	—	621	—	—	—	621

Other
Other products	3	5	2	55	—	66
	$689	$1,417	$137	$55	$(2)	$2,297
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
The following table sets forth the computation of basic and diluted earnings per share (dollar and share amounts in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income (loss) from continuing operations	$(21)	$348	$1	$769
Net loss attributed to non-controlling interest	1	—	—	1
Income (loss) attributed to LP from continuing operations	(20)	348	1	770
Income from discontinued operations, net of income taxes	—	37	—	99
Net income (loss) attributed to LP	$(20)	$384	$1	$868

Weighted average common shares outstanding - basic	72	81	72	83
Dilutive effect of employee stock plans	—	—	—	1
Shares used for diluted earnings per share	72	81	72	84

Net income (loss) attributed to LP per share - basic:
Continuing operations	$(0.28)	$4.30	$0.02	$9.25
Discontinued operations	—	0.46	—	1.18
Net income (loss) attributed to LP per share - basic	$(0.28)	$4.76	$0.02	$10.43

Net income (loss) attributed to LP per share - diluted:
Continuing operations	$(0.28)	$4.28	$0.02	$9.19
Discontinued operations	—	0.45	—	1.18
Net income (loss) attributed to LP per share - diluted	$(0.28)	$4.73	$0.02	$10.36
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
The net carrying value of the 3.625% Senior Notes due in 2029 (2029 Senior Notes) was $347 million and $346 million as of June 30, 2023 and December 31, 2022, respectively. The fair value was estimated to be $307 million and $306 million as of June 30, 2023 and December 31, 2022, respectively, based on market quotations. The 2029 Senior Notes and other long-term debt are categorized as Level 1 in the U.S. GAAP fair value hierarchy. Fair values are based on trading activity among the Company’s lenders and the average bid and ask price is determined using published rates.
In November 2022, LP entered into a Second Amended and Restated Credit Agreement with American AgCredit, PCA, as administrative agent and sole lead arranger, and CoBank, ACB, as letter of credit issuer (the Credit

Agreement), relating to its revolving credit facility (as amended, the Amended Credit Facility). The Credit Agreement provides for a revolving credit facility in the principal amount of up to $550 million, with a $60 million sub-limit for letters of credit. The Credit Agreement, and all loans thereunder, become due on November 29, 2028. As of June 30, 2023, there was $30 million in outstanding borrowings under our Amended Credit Facility. The carrying value of the Amended Credit Facility approximates fair value.

Carrying amounts reported on the balance sheet for cash and cash equivalents, accounts receivables, and accounts payable approximate fair value due to the short-term maturity of these items.
NOTE 5. RECEIVABLES
Receivables consisted of the following (dollar amounts in millions):

	June 30, 2023	December 31, 2022
Trade receivables	$126	$106
Other receivables	27	19
Income tax receivable	21	4
Allowance for doubtful accounts	(3)	(1)
Total	$172	$127
Trade receivables are primarily generated by sales of our products to our wholesale and retail customers. Other receivables as of June 30, 2023 and December 31, 2022, primarily consist of sales tax receivables, vendor rebates, and other miscellaneous receivables.
NOTE 6. INVENTORIES
Inventories are valued at the lower of cost or net realizable value. Inventory cost includes materials, labor, and operating overhead. The major types of inventories (work in process is not material and is included in Semi-finished inventory) are as follows (dollar amounts in millions):

	June 30, 2023	December 31, 2022
Logs	$78	$59
Other raw materials	63	72
Semi-finished inventories	34	25
Finished products	233	180
Total	$407	$337
NOTE 7. DISCONTINUED OPERATIONS
In March 2022, the Company sold its 50% equity interest in two joint ventures that produce I-joists for $59 million, resulting in a pre-tax gain associated with the sale of $39 million recorded in the year ended December 31, 2022 within Income from discontinued operations, net of income taxes in the Condensed Consolidated Statements of Income.
On August 1, 2022, the Company completed the sale of the assets related to the EWP segment. As a result of the sale, the Company received $217 million in gross cash proceeds after taking into account working capital adjustments. The Company paid $12 million in direct transaction costs, resulting in net proceeds of $205 million. During the year ended December 31, 2022, the Company recorded a pre-tax gain of approximately $118 million within Income from discontinued operations, net of income taxes in the Condensed Consolidated Statements of Income.
Upon closing, the Company entered into the transition services agreement with the purchaser of the assets, pursuant to which the Company agreed to support the various activities of the EWP segment, which concluded during the three months ended March 31, 2023.
The Company has classified the results of its EWP segment as discontinued operations in its Condensed Consolidated Statements of Income for the prior period presented. The following table presents the financial results of the EWP segment for the three and six months ended June 30, 2022 (dollar amounts in millions):

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
Net sales	$218	$388
Cost of sales	(171)	(299)
Gross profit	48	89
Selling, general, and administrative expenses	(6)	(9)
Income from operations of discontinued operations	42	80
Gain on disposal before income taxes	—	39
Income from discontinued operations before income taxes	42	119
Provision for income taxes	(5)	(20)
Income from discontinued operations, net of income taxes	$37	$99
The following summarizes the total cash provided by operations and total cash provided by investing activities related to the EWP segment and included in the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 (dollar amounts in millions):

Net cash provided by discontinued operating activities	$46
Net cash provided by (used in) discontinued investing activities	$56
Net cash provided by discontinued investing activities for the six months ended June 30, 2022, includes $59 million of proceeds from the sale of our 50% equity interest in two joint ventures that produce I-joists.
NOTE 8. BUSINESS EXIT CHARGES
During the second quarter of 2023, we ceased the manufacturing operations of Entekra Holdings, LLC (Entekra), an off-site framing operation previously reported within our “Other” category, which comprises other products that are not individually significant. Business exit charges were $34 million, which include the following for the three months ended June 30, 2023 (dollar amounts in millions):

Three Months Ended June 30,
2023
Impairment of property, plant and equipment, operating lease assets, and other intangible assets[1]	$24
Inventory write-down[2]	6
Other expenses including personnel-related costs such as severance[3]	3
$34
1Included within Impairment of long-lived assets, net on the Condensed Consolidated Income Statements.
2Included within Cost of sales on the Condensed Consolidated Income Statements.
3Included within Other operating credits and charges, net on the Condensed Consolidated Income Statements.
NOTE 9. GOODWILL AND OTHER INTANGIBLES
Goodwill and indefinite-lived intangible assets are not amortized and are subject to assessment for impairment by applying a fair value-based test on an annual basis, or more frequently if circumstances indicate a potential impairment. The Company’s annual assessment date is October 1. During the three months ended June 30, 2023, we recorded impairment charges of $9 million related to developed technology and trademarks related to Entekra, which is discussed further in “Note 8 - Business Exit Charges.”

Changes in goodwill and other intangible assets for the six months ended June 30, 2023, are provided in the following table (dollar amounts in millions):

	Timber Licenses[1]	Goodwill	Developed Technology	Trademarks
Beginning balance December 31, 2022	$40	$19	$15	$2
Impairment charges	—	—	(7)	(2)
Amortization	(8)	—	(1)	—
Ending balance June 30, 2023	$32	$19	$8	$—
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
The tax provision for income taxes from continuing operations for the six months ended June 30, 2023 and 2022, reflected an estimated annual effective tax rate of 34% and 25%, respectively, excluding discrete items discussed below. The total tax provision for the three and six months ended June 30, 2023 was $21 million and $22 million, compared to $116 million and $240 million for the comparable periods in 2022, respectively. The total effective tax rate for continuing operations for the six months ended June 30, 2023 was 95%, compared to 24% for the comparable period in 2022. The total tax provision as a percentage of income from continuing operations is significantly higher for the six months ended June 30, 2023 when compared to same period in 2022. This is primarily a result of a discrete tax expense of $22 million being recorded in the quarter ended June 30, 2023 relating to the change in indefinite reinvestment assertion on Chile and Brazil earnings described in “Item 2 - Management's Discussion and Analysis of Financial Conditions and Results of Operation”.
We recognized net discrete tax expense of $15 million and discrete tax benefits of $9 million in the six months ended June 30, 2023 and 2022, respectively. The net discrete tax expense in the current year relates primarily to the second quarter change in management’s indefinite reinvestment assertion on Chile and Brazil earnings described in “Item 2 - Management's Discussion and Analysis of Financial Conditions and Results of Operation” of this quarterly report on Form 10-Q, while the net discrete tax benefit in the prior year primarily relates to excess tax benefits from stock-based compensation.
NOTE 11. COMMITMENTS AND CONTINGENCIES
We maintain reserves for various contingent liabilities as follows (dollar amounts in millions):

	June 30, 2023	December 31, 2022
Environmental reserves	$27	$27
Other reserves	16	—
Total contingencies	43	27
Current portion (included in Accounts payable and accrued liabilities)	(17)	(1)
Long-term portion	$26	$26
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
Other Proceedings
From time to time, we and our subsidiaries are parties to certain legal proceedings. During the second quarter of 2023, we agreed to pay $16 million to resolve certain patent-related claims and to obtain certain patent rights, which is recorded within Other operating credits and charges.

Based on the information currently available, management believes the resolution of such ongoing and future proceedings will not have a material effect on our financial position, results of operations, cash flows, or liquidity.
NOTE 12. IMPAIRMENT OF LONG-LIVED ASSETS
We review the carrying values of our long-lived assets for potential impairments and believe we have adequate support for the carrying values of our long-lived assets. If demand and pricing for our products fall to levels significantly below cycle average demand and pricing, should we decide to invest capital in alternative projects, or should changes occur related to our wood supply for our mills, it is possible that future impairment charges will be required. As of June 30, 2023, there were no indications of impairment.
We also review from time to time potential dispositions of various assets, considering current and anticipated economic and industry conditions, our strategic plan, and other relevant factors. Because a determination to dispose of particular assets can require management to make assumptions regarding the transaction structure of the disposition and to estimate the net sales proceeds, which may be less than previous estimates of undiscounted future net cash flows, we may be required to record impairment charges in connection with decisions to dispose of assets. During the three months ended June 30, 2023, we recorded impairment charges of $12 million and $3 million related to property, plant, and equipment and operating lease assets related to Entekra which were written down to fair value based on Level 2 inputs under ASC 820 using quoted market prices. See further discussion in “Note 8 - Business Exit Charges.” As of June 30, 2023, there were no other indications of impairment.

NOTE 13. PRODUCT WARRANTIES
We offer warranties on the sale of most of our products and record an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The activity in warranty reserves for the three and six months ended June 30, 2023 and 2022, is summarized in the following table (dollar amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Beginning balance	$8	$8	$8	$7
Accrued to expense	1	—	1	2
Payments made	(1)	(1)	(1)	(2)
Total warranty reserves	8	7	8	7
Current portion of warranty reserves (included in Accounts payable and accrued liabilities)	(2)	(2)	(2)	(2)
Long-term portion of warranty reserves (included in Other long-term liabilities)	$7	$6	$7	$6
We continue to monitor warranty and other claims associated with our products and believe, as of June 30, 2023, that the warranty reserve balances associated with these matters are adequate to cover future warranty payments. However, it is possible that additional changes may be required in the future.
NOTE 14. DEFINED BENEFIT PENSION PLANS
The following table summarizes our net periodic pension cost for our defined benefit pension and postretirement plans during the three and six months ended June 30, 2023 and 2022 (dollar amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Service cost	$—	$1	$—	$2
Other components of net periodic pension cost[1]:
Interest cost	—	2	—	3
Expected return on plan assets	—	(2)	—	(3)
Amortization of prior service cost	—	—	—	—
Amortization of net loss	—	1	—	2
Net periodic pension costs before loss due to settlement	—	2	—	4
Loss due to settlement	—	—	6	—
Net periodic pension cost	$—	$2	$6	$4
1Other components of net periodic pension cost are included in Other non-operating items on our Condensed Consolidated Statements of Income.
In November 2021, the Company initiated the termination of our frozen U.S. and Canadian defined benefit pension plans (collectively, the Plan), which would result in the full settlement of the Company's Plan obligations. During the year ended December 31, 2022, the Company liquidated substantially all of the Plan assets to fund lump-sum distributions to participants and purchase non-participating group annuity contracts. As a result, a substantial portion of the Plan was settled during the year ended December 31, 2022. During the three months ended March 31, 2023, the Company completed the termination of the Plan resulting in the recognition of non-cash, pre-tax charges of $6 million from Accumulated comprehensive loss to Other non-operating items in our Condensed Consolidated Statements of Income. Liquidation of remaining Plan assets in surplus of the defined benefit pension obligation will be made once the Plan satisfies all regulatory requirements, which is expected to be completed during 2023.

The changes recognized in Other comprehensive loss were as follows (dollar amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net actuarial gain (loss) and prior service (cost) arising during the period, net of tax	$—	$—	$—	$—
Amortization of actuarial loss, prior service cost and settlements, net of tax	—	1	4	2
Total amounts recognized in Other comprehensive income	$—	$1	$4	$2
NOTE 15. ACCUMULATED COMPREHENSIVE LOSS
Accumulated comprehensive loss is provided in the following table for the three months ended June 30, 2023, and 2022 (dollar amounts in millions):

	Pension	Translation Adjustments	Other	Total
Balance at March 31, 2023	$—	$(79)	$—	$(80)
Reclassified to income statement, net of taxes[1]	—	—	—	—
Translation adjustments	—	1	—	1
Balance at June 30, 2023	$—	$(78)	$—	$(78)

	Pension	Translation Adjustments	Other	Total
Balance at March 31, 2022	$(75)	$(73)	$(1)	$(149)
Reclassified to income statement, net of taxes[1]	1	—	—	1
Translation adjustments	—	(32)	—	(32)
Balance at June 30, 2022	$(74)	$(105)	$(1)	$(181)
1 Amounts of actuarial loss and prior service cost are components of net periodic benefit cost. See “Note 14 - Defined Benefit Pension Plans” above for additional details.
Accumulated comprehensive loss is provided in the following table for the six months ended June 30, 2023 and 2022 (dollar amounts in millions):

	Pension	Translation Adjustments	Other	Total
Balance at December 31, 2022	$(5)	$(94)	$—	$(99)
Reclassified to income statement, net of taxes[1]	4	—	—	4
Translation adjustments	—	16	—	16
Balance at June 30, 2023	$—	$(78)	$—	$(78)

	Pension	Translation Adjustments	Other	Total
Balance at December 31, 2021	$(76)	$(96)	$(1)	$(174)
Reclassified to income statement, net of taxes[1]	2	—	—	2
Translation adjustments	—	(9)	—	(9)
Balance at June 30, 2022	$(74)	$(105)	$(1)	$(181)
1 Amounts of actuarial loss and prior service cost are components of net periodic benefit cost. See “Note 14 - Defined Benefit Pension Plans” above for additional details.

NOTE 16. OTHER OPERATING AND NON-OPERATING ITEMS
Other operating credits and charges, net
Other operating credits and charges, net, is comprised of the following components (dollar amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Insurance recoveries	$—	$13	$—	$13
Reorganization charges	(5)	—	(7)	(1)
Legal settlement	(16)	—	(16)	—
Environmental costs	—	(2)	—	(2)
Other	—	—	(3)	—
Other operating credits and charges, net	$(21)	$11	$(26)	$10
Other non-operating items
Other non-operating items is comprised of the following components (dollar amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net periodic pension cost, excluding service cost	$—	$(1)	$—	$(3)
Pension settlement charges	—	—	(6)	—
Foreign currency gain (loss)	$(8)	$3	$(11)	$(5)
Other	$—	$—	$1	$—
Other non-operating items	$(8)	$2	$(16)	$(8)
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
We evaluate the performance of our business segments based on Net sales and segment Adjusted EBITDA (defined below). Accordingly, our chief operating decision maker evaluates performance and allocates resources based primarily on Net sales and segment Adjusted EBITDA for our business segments. Segment Adjusted EBITDA is defined as Income (loss) attributed to LP from continuing operations before interest expense, provision for income taxes, depreciation and amortization, and excludes stock-based compensation expense, loss on impairment attributed to LP, business exit charges, product-line discontinuance charges, other operating credits and charges, net, loss on early debt extinguishment, investment income, pension settlement charges, and other non-operating items.
During the three months ended June 30, 2023, we updated our definition of Adjusted EBITDA to exclude other business exit charges not classified as exit operations. Business exit charges consist of inventory and other asset impairment and exit charges related to the exit of businesses not individually significant. We consider business exit charges to be outside the performance of our ongoing core business operations and believe that presenting Adjusted EBITDA excluding business exit charges provides increased transparency as to the operating costs of our current business performance. We did not revise prior years’ Adjusted EBITDA amounts because there were no significant costs similar in nature to these items.

Information about our business segments is as follows (dollar amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales
Siding	$320	$358	$651	$689
OSB	229	673	418	1,417
South America	53	70	108	137
Other	9	30	17	55
Intersegment sales	—	(1)	—	(2)
Total sales	$611	$1,130	$1,195	2,297
NET INCOME TO ADJUSTED EBITDA
Net income (loss)	$(21)	$385	$1	$868
Add (deduct):
Net loss attributed to non-controlling interest	1	—	—	1
Income from discontinued operations, net of income taxes	—	(37)	—	(99)
Income (loss) attributed to LP from continuing operations	(20)	348	1	770
Provision for income taxes	21	116	22	240
Depreciation and amortization	29	32	57	64
Stock-based compensation expense	3	6	7	13
Other operating credits and charges, net	17	(11)	22	(10)
Business exit charges	34	—	34	—
Interest expense	3	3	6	6
Investment income	(2)	(2)	(7)	(3)
Other non-operating items	8	(2)	11	8
Pension settlement charges	—	—	6	—
Adjusted EBITDA	$93	$491	$159	$1,089
SEGMENT ADJUSTED EBITDA
Siding	$59	$78	$126	$160
OSB	37	403	42	908
South America	13	26	24	51
Other	(6)	(7)	(14)	(13)
Corporate	(9)	(9)	(19)	(17)
Total Adjusted EBITDA	$93	$491	$159	$1,089

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
General
We are a leading provider of high-performance building solutions that meet the demands of builders, remodelers, and homeowners worldwide. We have leveraged our expertise in serving the new home construction, repair and remodeling, and outdoor structures markets to become an industry leader known for innovation, quality, reliability, and sustainability. Our manufacturing facilities are located in the U.S., Canada, Chile, and Brazil.
To serve these markets, we primarily operate in three segments: Siding, OSB, and South America.
During the year ended December 31, 2022, we sold our 50% equity interest in two joint ventures that produce I-joists, and we sold the remaining assets related to the EWP segment. Accordingly, the results of our previously owned EWP segment have been presented as discontinued operations in our Condensed Consolidated Statements of Income for all periods presented. See "Note 7 –Discontinued Operations" for additional information.
In May 2023, we acquired a manufacturing facility in Wawa, Ontario from Wawa OSB, Inc. a subsidiary of Forex Inc., for $80 million, financed by a combination of cash on hand and availability under the Amended Credit Facility . The manufacturing facility is expected to be converted into an LP® SmartSide® Trim & Siding mill. We are evaluating project schedules and market demand to determine when construction will begin. The facility will remain shut down until such time construction is completed.
Demand for Building Products
Demand for our products correlates positively with new home construction and repair and remodeling activity in North America, which historically has been characterized by significant cyclicality. The U.S. Census Bureau reported on July 19, 2023, that actual single-family housing starts were 14% lower for the three months ended June 30, 2023, and 21% lower for the six months ended June 30, 2023, as compared to the same periods in 2022. Actual multi-family housing starts for the three and six months ended June 30, 2023 were about 6% lower and 2% lower, respectively, as compared to the same period in 2022. Repair and remodeling activity is difficult to reasonably measure, but many indications, suggest that repair and remodeling activity is continuing to show resiliency.
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

Supply and Demand for OSB
OSB is a commodity product, and it is subject to competition from manufacturers worldwide. Product supply is influenced primarily by fluctuations in available manufacturing capacity and imports. The ratio of overall OSB demand to capacity generally drives price. During the three and six months ended June 30, 2023, OSB commodity prices have fallen with the decline in market demand for OSB commodity product. We cannot predict whether the prices of our OSB products will remain at current levels or increase or decrease in the future.
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
Non-GAAP Financial Measures and Other Key Performance Indicators
In evaluating our business, we utilize non-GAAP financial measures that fall within the meaning of SEC Regulation G and Regulation S-K Item 10(e), which we believe provide users of the financial information with additional meaningful comparison to prior reported results. Non-GAAP financial measures do not have standardized definitions and are not defined by U.S. GAAP. In this quarterly report on Form 10-Q, we disclose income (loss) attributed to LP from continuing operations before interest expense, provision for income taxes, depreciation and amortization, and excluding stock-based compensation expense, loss on impairment attributed to LP, business exit charges, product-line discontinuance charges, other operating credits and charges, net, loss on early debt extinguishment, investment income, pension settlement charges, and other non-operating items, as Adjusted EBITDA from continuing operations (Adjusted EBITDA), which is a non-GAAP financial measure. We have included Adjusted EBITDA in this report because we view it as an important supplemental measure of our performance and believe that it is frequently used by interested persons in the evaluation of companies that have different financing and capital structures and/or tax rates. We also disclose income (loss) attributed to LP from continuing operations, excluding loss on impairment attributed to LP, business exit charges, product-line discontinuance charges, interest expense outside of normal operations, other operating credits and charges, net, loss on early debt extinguishment, gain (loss) on acquisition, and pension settlement charges, and adjusting for a normalized tax rate as Adjusted Income (Adjusted Income). We also disclose Adjusted Diluted EPS, which is calculated as Adjusted Income divided by diluted shares outstanding. We believe that Adjusted Diluted EPS and Adjusted Income are useful measures for evaluating our ability to generate earnings and that providing these measures should allow interested persons to more readily compare the earnings for past and future periods.
Adjusted EBITDA, Adjusted Income, and Adjusted Diluted EPS are not substitutes for the U.S. GAAP measures of Net income (loss), Income (loss) attributed to LP from continuing operations, and Income (loss) attributed to LP from continuing operations per diluted share or for any other U.S. GAAP measures of operating performance. It should be noted that other companies may present similarly titled measures differently, and therefore, as presented by us, these measures may not be comparable to similarly titled measures reported by other companies. Adjusted EBITDA, Adjusted Income, and Adjusted Diluted EPS have material limitations as performance measures because they exclude items that are actually incurred or experienced in connection with the operation of our business.
During the three months ended June 30, 2023, we updated our definition of Adjusted EBITDA, Adjusted Income, and Adjusted Diluted EPS to exclude other business exit charges not classified as discontinued operations. Business exit charges consist of inventory and other asset impairment and exit charges related to the exit of other businesses not individually significant. We consider business exit charges to be outside the performance of our ongoing core business operations and believe that presenting Adjusted EBITDA, Adjusted Income, and Adjusted Diluted EPS excluding business exit charges provides increased transparency as to the operating costs of our current business performance. We did not revise prior years’ Adjusted EBITDA, Adjusted Income, and Adjusted Diluted EPS amounts because there were no significant costs similar in nature to these items.
The following table reconciles Net income to Adjusted EBITDA (dollar amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$(21)	$385	$1	$868
Add (deduct):
Net loss attributed to non-controlling interest	1	—	—	1
Income from discontinued operations, net of income taxes	—	(37)	—	(99)
Income (loss) attributed to LP from continuing operations	(20)	348	1	770
Provision for income taxes	21	116	22	240
Depreciation and amortization	29	32	57	64
Stock-based compensation expense	3	6	7	13
Other operating credits and charges, net	17	(11)	22	(10)
Business exit charges	34	—	34	—
Interest expense	3	3	6	6
Investment income	(2)	(2)	(7)	(3)
Other non-operating items	8	(2)	11	8
Pension settlement charges	—	—	6	—
Adjusted EBITDA	$93	$491	$159	$1,089
SEGMENT ADJUSTED EBITDA
Siding	$59	$78	$126	$160
OSB	37	403	42	908
South America	13	26	24	51
Other	(6)	(7)	(14)	(13)
Corporate	(9)	(9)	(19)	(17)
Total Adjusted EBITDA	$93	$491	$159	$1,089

The following table provides the reconciliation of Net income to Adjusted Income (dollar amounts in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss) attributed to LP from continuing operations per share - diluted	$(0.28)	$4.28	$0.02	$9.19

Net income (loss)	$(21)	$385	$1	$868
Add (deduct):
Net loss attributed to non-controlling interest	1	—	—	1
Income from discontinued operations, net of income taxes	—	(37)	—	(99)
Income (loss) attributed to LP from continuing operations	(20)	348	1	770
Other operating credits and charges, net	17	(11)	22	(10)
Business exit charges	34	—	34	—
Pension settlement charges	—	—	6	—
Reported tax provision	21	116	22	240
Adjusted income before tax	53	453	86	1,001
Normalized tax provision at 25%	(13)	(113)	(21)	(250)
Adjusted Income	$39	$340	$64	$751
Diluted shares outstanding	72	81	72	84
Adjusted Diluted EPS	$0.55	$4.19	$0.89	$8.96
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

(thousands of units)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Housing starts[1]:
Single-Family	261	303	450	570
Multi-Family	138	147	264	270
	399	450	714	840

[1] Actual U.S. housing starts data reported by U.S. Census Bureau as published through July 19, 2023.

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
The following table sets forth sales volumes for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023				Three Months Ended June 30, 2022
Sales Volume	Siding	OSB	South America	Total	Siding	OSB	South America	Total
Siding Solutions (MMSF)	377	—	7	384	448	—	9	457
OSB - Structural Solutions (MMSF)	—	412	128	540	—	514	149	664
OSB - commodity (MMSF)	—	354	—	354	—	460	—	460

	Six Months Ended June 30, 2023				Six Months Ended June 30, 2022
Sales Volume	Siding	OSB	South America	Total	Siding	OSB	South America	Total
Siding Solutions (MMSF)	760	—	19	779	869	—	16	885
OSB - Structural Solutions (MMSF)	—	739	255	993	—	1,040	293	1,333
OSB - commodity (MMSF)	—	736	—	736	—	897	—	897
We measure OEE of each of our mills to track improvements in the utilization and productivity of our manufacturing assets. OEE is a composite metric that considers asset uptime (adjusted for capital project downtime and similar events), production rates, and finished product quality. We believe that when used in conjunction with other metrics, OEE can be a useful measure for evaluating our ability to generate profits, and that providing this measure should allow interested persons to more readily monitor operational improvements. OEE for the three and six months ended June 30, 2023 and 2022, for each of our segments is listed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Siding	78%	76%	77%	75%
OSB	75%	71%	75%	73%
South America	74%	75%	75%	75%
Results of Operations
Our results of operations for each of our segments are discussed below, as are the results of operations for the “other” category, which comprises other products that are not individually significant. See "Note 17 - Selected Segment Data" of the Notes to the Condensed Consolidated Financial Statements included in "Item 1 - Financial Statements" of this quarterly report on Form 10-Q for further information regarding our segments.
Siding
The Siding segment serves diverse end markets with a broad product offering of engineered wood siding, trim, and fascia, including LP® SmartSide® Trim & Siding, LP® SmartSide® ExpertFinish® Trim & Siding, LP BuilderSeries® Lap Siding, and LP® Outdoor Building SolutionsTM (collectively referred to as Siding Solutions).

Segment Net sales and Adjusted EBITDA for this segment were as follows (dollar amounts in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
Net sales	$320	$358	(10)%	$651	$689	(5)%
Adjusted EBITDA	59	78	(24)%	126	160	(21)%
Net sales in this segment by product line were as follows (dollar amounts in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
Siding Solutions	$318	$356	(11)%	$647	$686	(6)%
Other	2	1	54%	4	3	26%
Total	$320	$358	(10)%	$651	$689	(5)%
Percent changes in average Net sales prices and unit shipments for the three and six months ended June 30, 2023, compared to the corresponding periods in 2022, were as follows:

	Three Months Ended June 30, 2023 versus 2022		Six Months Ended June 30, 2023 versus 2022
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
Siding Solutions	6%	(16)%	8%	(13)%
The effects of list price increases drove year-over-year increases in the average net selling price for the three and six months ended June 30, 2023. The volume decreases for the three and six months ended June 30, 2023 were driven by challenging new and existing home selling markets and elevated levels of channel inventory compared to the prior periods.
Adjusted EBITDA decreased year-over-year by $19 million in the second quarter of 2023, reflecting the net impact of lower volumes, $6 million of raw material inflation, and $6 million of discretionary investments in support of future growth, including siding mill conversions and sales and marketing costs, partially offset by higher average selling prices. The year-over-year decrease in Adjusted EBITDA of $34 million for the six months ended June 30, 2023, reflects the net impact of lower volumes, $20 million of raw material inflation, and $9 million of discretionary investments in support of future growth, including siding mill conversions and sales and marketing costs, partially offset by higher average selling prices.
OSB
The OSB segment manufactures and distributes OSB structural panel products, including our value-added OSB portfolio known as LP® Structural Solutions (which includes LP® TechShield® Radiant Barrier, LP WeatherLogic® Air & Water Barrier, LP Legacy® Premium Sub-Flooring, LP NovaCore® Thermal Insulated Sheathing, LP® FlameBlock® Fire-Rated Sheathing, and LP® TopNotch® Sub-Flooring). OSB is manufactured using wood strands arranged in layers and bonded with resins.
Segment Net sales and Adjusted EBITDA for this segment were as follows (dollar amounts in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
Net sales	$229	$673	(66)%	$418	$1,417	(70)%
Adjusted EBITDA	37	403	(91)%	42	908	(95)%

Net sales in this segment by product line were as follows (dollar amounts in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
OSB - Structural Solutions	$127	$384	(67)%	$239	$791	(70)%
OSB - commodity	100	287	(65)%	175	621	(72)%
Other	2	2	25%	4	5	(19)%
Total	$229	$673	(66)%	$418	$1,417	(70)%
Percent changes in average Net sales prices and unit shipments for the three and six months ended June 30, 2023, compared to the corresponding periods in 2022, were as follows:

	Three Months Ended June 30, 2023 versus 2022		Six Months Ended June 30, 2023 versus 2022
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
OSB - Structural Solutions	(59)%	(20)%	(58)%	(29)%
OSB - commodity	(55)%	(23)%	(66)%	(18)%
The year-over-year net sales decrease of $444 million for the three months ended June 30, 2023 reflects a $368 million decrease in OSB prices, a $33 million decrease in sales volume from production curtailments, and a $28 million decrease related to production volume from the conversion of our Sagola, Michigan mill to siding production. The year-over-year net sales decrease of $998 million for the six months ended June 30, 2023 reflects an $838 million decrease in OSB prices, an $84 million decrease in sales volume from production curtailments, and a $55 million decrease related in production volume from the conversion of the Sagola mill to siding production.
The year-over-year decreases in Adjusted EBITDA of $366 million and $866 million for the three and six months ended June 30, 2023, respectively, reflects lower OSB prices and sales volumes (as described above), partially offset by lower mill-related costs.
South America
Our South America segment manufactures and distributes OSB structural panel and siding products in South America and certain export markets. This segment has manufacturing operations in two countries, Chile and Brazil, and operates sales offices in Chile, Brazil, Peru, Colombia, Argentina, Paraguay, and Mexico.
Segment Net sales and Adjusted EBITDA for this segment were as follows (dollar amounts in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
Net sales	$53	$70	(25)%	$108	$137	(21)%
Adjusted EBITDA	13	26	(52)%	24	51	(53)%

Net sales in this segment by product were as follows (dollar amounts in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
OSB - Structural Solutions	$46	$64	(29)%	$92	$123	(25)%
Siding	6	6	—%	14	12	17%
Other	1	—	514%	2	2	—%
Total	$53	$70	(25)%	$108	$137	(21)%
Percent changes in average Net sales price and unit shipments for the three and six months ended June 30, 2023, compared to the corresponding periods in 2022, were as follows:

	Three Months Ended June 30, 2023 versus 2022		Six Months Ended June 30, 2023 versus 2022
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
OSB - Structural Solutions	(17)%	(15)%	(14)%	(13)%
Siding	20%	(17)%	—%	18%
South America net sales decreased year-over-year by $18 million and $29 million for the three and six months ended June 30, 2023, respectively, predominantly driven by lower OSB sales volumes and average selling prices.
The year-over-year decrease in Adjusted EBITDA of $14 million and $27 million for the three and six months ended June 30, 2023, respectively, reflects the lower sales volumes and average selling prices (described above) as well as higher raw material costs.
Other
Our other products segment includes the off-site framing operation Entekra Holdings LLC (Entekra), remaining timber and timberlands, and other minor products, services, and closed operations, which do not qualify as discontinued operations. During the second quarter of 2023, we announced the shutdown of Entekra and recognized business exit charges charges of $34 million, which consisted of severance costs, inventory obsolescence, impairment of property, plant, and equipment, impairment of right-of-use lease assets, and impairment definite-lived intangible assets.
Other Net sales were $9 million and $17 million for the three and six months ended June 30, 2023, respectively, as compared to $30 million and $55 million for the corresponding periods in 2022. The year-over-year decrease in Net sales for the three and six months ended June 30, 2023 is primarily due to lower Entekra sales volumes.
Adjusted EBITDA was $(6) million and $(14) million for the three and six months ended June 30, 2023, respectively, as compared to $(7) million and $(13) million for the corresponding periods in 2022.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses were $66 million and $133 million for the three and six months ended June 30, 2023, respectively, compared to $67 million and $129 million for the corresponding periods in 2022.
Income Taxes
We recognized an estimated tax provision from continuing operations of $21 million and $22 million for the three and six months ended June 30, 2023, respectively, compared to $116 million and $240 million for the corresponding periods of 2022. Each quarter the income tax accrual is adjusted to the latest estimate, and the difference from the previously accrued year-to-date balance is recorded in the current quarter. For 2023 the primary differences between the U.S. statutory rate of 21% and the effective rate relates to the $22 million tax expense impact from a change in indefinite reinvestment assertion on Chile and Brazil earnings, which is discussed below. For 2022, the primary difference between the U.S. statutory rate of 21% and the effective rate relates to state income tax.

In the second quarter of 2023, management changed its intent and will no longer assert indefinite reinvestment related to undistributed earnings in Chile and Brazil. As a result, we established a net $22 million deferred tax liability for the expected tax consequences of repatriating all beginning-of-year cumulative Chile and Brazil earnings, which was recorded as an expense in the second quarter of 2023. Additionally, the incremental tax expense pertaining to the repatriation of current-year earnings in Chile and Brazil is accounted for within the estimated annual effective income tax rate.
Legal and Environmental Matters
For a discussion of legal and environmental matters involving us and the potential impact thereof on our financial position, results of operations, and cash flows, see Items 3, 7, and 8 in our 2022 Annual Report on Form 10-K and "Note 11 - Commitments and Contingencies" of the Notes to the Condensed Consolidated Financial Statements included in "Item 1 - Financial Statements" of this quarterly report on Form 10-Q.
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
Operating Activities
During the six months ended June 30, 2023 and 2022, cash provided by operations was $(30) million and $908 million, respectively. The decrease in cash provided by operations was primarily related to lower income from operations, increases in working capital, and timing of cash paid for income taxes.
Investing Activities
During the six months ended June 30, 2023 and 2022, cash used in investing activities was $271 million and $135 million, respectively. During the six months ended June 30, 2023, we paid $80 million to acquire the assets owned by Wawa OSB, Inc. During the six months ended June 30, 2022 we received $59 million in proceeds from the sale of our 50% equity interest in two joint ventures.
Capital expenditures for the six months ended June 30, 2023 and 2022, were $188 million and $196 million, respectively, primarily related to siding conversion expenditures and growth and maintenance capital.
Financing Activities
During the six months ended June 30, 2023, cash used in financing activities was $14 million. We paid cash dividends of $35 million and used $9 million to repurchase stock from employees in connection with income tax withholding requirements associated with our employee stock-based compensation plans. These payments were partially financed by net borrowings of $30 million under our Amended Credit Facility during the six months ended June 30, 2023.

During the six months ended June 30, 2022, cash used in financing activities was $626 million. During the six months ended June 30, 2022, we used $575 million to repurchase shares of LP common stock ($500 million from the share repurchase program approved by the Board of Directors on November 2, 2021 and $75 million from the 2022 Share Repurchase Program (defined below)). Additionally, we paid cash dividends of $37 million and used $15 million to repurchase stock from employees in connection with income tax withholding requirements associated with our employee stock-based compensation plans.
Credit Facility and Letter of Credit Facility
In November 2022, LP entered into the Credit Agreement, with American AgCredit, PCA, as administrative agent and sole lead arranger, and CoBank, ACB, as letter of credit issuer, relating to the Amended Credit Facility. The Credit Agreement provides for a revolving credit facility in the principal amount of up to $550 million, with a $60 million sub-limit for letters of credit. The Credit Agreement, and all loans thereunder, become due on November 29. 2028.  As of June 30, 2023, we had $30 million in outstanding borrowings under our Amended Credit Facility.
The Credit Agreement contains various restrictive covenants and customary events of default. The breach of restrictive covenants or the occurrence of any other event of default under the Credit Agreement could result in the acceleration of our obligation to repay the indebtedness outstanding thereunder. The Credit Agreement also contains financial covenants that require us and our consolidated subsidiaries to have, as of the end of each quarter, a capitalization ratio (i.e., funded debt less unrestricted cash to total capitalization) of no more than 57.5%. As of June 30, 2023, we were in compliance with all financial covenants under the Credit Agreement.
In March 2020, LP entered into the Letter of Credit Facility, which provides for the funding of letters of credit up to an aggregate outstanding amount of $20 million, which may be secured by certain cash collateral of LP. The Letter of Credit Facility provides for an unused commitment fee, due quarterly, ranging from 0.50% to 1.875% of the daily available amount to be drawn on each letter of credit issued under the Letter of Credit Facility. The Letter of Credit Facility is subject to similar affirmative, negative, and financial covenants as those set forth in the Credit Agreement, including the capitalization ratio covenant. As of June 30, 2023, we were in compliance with all covenants under the Letter of Credit Facility.
Other Liquidity Matters
Off-Balance Sheet Arrangements
As of June 30, 2023, we had standby letters of credit of $13.5 million outstanding related to collateral for environmental impact on owned properties, a deposit for a forestry license, and insurance collateral, including workers' compensation.
Potential Impairments
We review the carrying values of our long-lived assets for potential impairments and believe we have adequate support for the carrying values of our long-lived assets as of June 30, 2023. In April 2023, we announced the shutdown of Entekra resulting in pre-tax, non-cash impairment charges of $30 million for the three and six months ended June 30, 2023.
If demand and pricing for our products fall to levels significantly below cycle average demand and pricing, should we decide to invest capital in alternative projects, or should changes occur related to our wood supply for our mills, it is possible that future impairment charges will be required. As of June 30, 2023, there were no indications of impairment.
We also review from time to time potential dispositions of various assets, considering current and anticipated economic and industry conditions, our strategic plan, and other relevant factors. Because a determination to dispose of particular assets can require management to make assumptions regarding the transaction structure of the disposition and to estimate the net sales proceeds, which may be less than previous estimates of undiscounted future net cash flows, we may be required to record impairment charges in connection with decisions to dispose of assets. During the three months ended June 30, 2023, we recorded impairment charges of $12 million and $3 million related to property, plant, and equipment and operating lease assets related to Entekra which were written down to fair value based on Level 2 inputs under ASC 820 using quoted market prices. See further discussion in “Note 8 - Business Exit Charges.”

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
We are exposed to market risk associated with changes in interest rates on our variable rate long-term debt. As of June 30, 2023, there was $30 million in outstanding borrowings under our Amended Credit Facility. We do not currently have any derivative or hedging arrangements, or other known exposures, to changes in interest rates.
We historically have not entered into material commodity futures and swaps, although we may do so in the future.

ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of June 30, 2023, our Chief Executive Officer and Chief Financial Officer carried out, with the participation of the Company's management, a review and evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2023, LP’s disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter, ended June 30, 2023, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II-OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The description of certain legal and environmental matters involving LP set forth in "Item 1 - Financial Statements" of this quarterly report on Form 10-Q under "Note 11 - Commitments and Contingencies" of the Notes to the Condensed Consolidated Financial Statements contained herein is incorporated herein by reference.
ITEM 1A.RISK FACTORS
In addition to the other information set forth in this quarterly report on Form 10-Q, an investor should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” of the Company’s 2022 Annual Report on Form 10-K and Part II, "Item 1A. Risk Factors" in the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2023. There were no material changes to the risk factors previously disclosed under the caption "Item 1A. Risk Factors" in Part I of our 2022 Annual Report on Form 10-K and in Part II of our quarterly report on Form 10-Q for the quarter ended March 31, 2023.

The risks described in our 2022 Annual Report on Form 10-K and our quarterly report on Form 10-Q for the quarter ended March 31, 2023, are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, operating results, or cash flows.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On May 3, 2022, LP's Board of Directors authorized a share repurchase program under which LP was authorized to repurchase shares of its common stock totaling up to $600 million (the 2022 Share Repurchase Program). No purchases were made under the 2022 Share Repurchase Program during the second quarter of 2023. As of June 30, 2023, LP had repurchased common stock totaling $400 million under the 2022 Share Repurchase Program. LP may initiate, discontinue, or resume purchases of its common stock under the 2022 Share Repurchase Program in the open market, in block, and in privately negotiated transactions, including under Rule 10b5-1 plans, at times and in such amounts as management deems appropriate without prior notice, subject to market and business conditions, regulatory requirements, and other factors.
ITEM 5.OTHER INFORMATION
None of LP’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended June 30, 2023.

ITEM 6.EXHIBITS

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

LOUISIANA-PACIFIC CORPORATION

Date:	August 2, 2023	BY:	/S/ W. BRADLEY SOUTHERN
W. Bradley Southern
Chief Executive Officer

Date:	August 2, 2023	BY:	/S/ ALAN J.M. HAUGHIE
Alan J.M. Haughie
Executive Vice President and
Chief Financial Officer