Form 10-Q
period 2023-09-30
LOUISIANA-PACIFIC CORP
filed 2023-11-01
CIK 60519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 72,114,703 shares of common stock, $1 par value, outstanding as of October 30, 2023.
Except as otherwise specified and unless the context otherwise requires, references to "LP," the “Company,” “we,” “us,” and “our” refer to Louisiana-Pacific Corporation and its consolidated subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their businesses and other matters as long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in such forward-looking statements. This quarterly report on Form 10-Q contains, and other reports and documents we file with, or furnish to, the Securities and Exchange Commission (SEC) may contain forward-looking statements. These statements are based upon the beliefs and assumptions of, and on information available to, our management.
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
•changes in general and global economic conditions, including impacts from global pandemics, rising inflation, supply chain disruptions, and ongoing military conflicts including the conflict between Russia and Ukraine and the conflict in Israel and the surrounding areas;
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
The forward-looking statements that we make, or that are made by others on our behalf, are based on our knowledge of our business and our operating environment and assumptions that we believe to be, or will believe to be, reasonable when such forward-looking statements were or will be made. As a consequence of the factors described above, the other risks, uncertainties, and factors we disclose below and in the reports and other documents filed by us with the SEC, other risks not known to us at this time, changes in facts, assumptions not being realized or other circumstances, our actual results may differ materially from those discussed in or implied or contemplated by our forward-looking statements. Consequently, this cautionary statement qualifies all forward-looking statements we make, or that are made on our behalf, including those made herein and incorporated by reference herein. We cannot assure you that the results or developments expected or anticipated by us will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for us or affect us, our business, our operations or our operating results in the manner or to the extent we expect. We caution readers not to place undue reliance on such forward-looking statements, which speak only as of their dates. We undertake no obligation to revise or update any of the forward-looking statements to reflect subsequent events or circumstances except to the extent required by applicable law.
ABOUT THIRD-PARTY INFORMATION
In this quarterly report on Form 10-Q, we rely on, and refer to, information regarding industry data obtained from market research, publicly available information, industry publications, U.S. government sources, and other third parties. Although we believe the information is reliable, we cannot guarantee the accuracy or completeness of the information and have not independently verified it.

PART I - FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
Condensed Consolidated Statements of Income
Dollar and share amounts in millions, except per share amounts
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	$728	$852	$1,923	$3,149
Cost of sales	(514)	(620)	(1,489)	(1,778)
Gross profit	214	232	434	1,370
Selling, general, and administrative expenses	(58)	(67)	(191)	(196)
Impairment of long-lived assets, net	(1)	—	(25)	—
Other operating credits and charges, net	6	7	(20)	17
Income from operations	161	172	198	1,191
Interest expense	(4)	(3)	(9)	(9)
Investment income	4	5	10	8
Other non-operating items	—	(3)	(17)	(11)
Income before income taxes	160	172	183	1,178
Provision for income taxes	(44)	(44)	(66)	(284)
Equity in unconsolidated affiliate	1	1	3	4
Income from continuing operations	118	129	119	898
Income from discontinued operations, net of income taxes	—	97	—	196
Net income	$118	$226	$119	$1,093
Net loss attributed to non-controlling interest	—	—	—	1
Net income attributed to LP	$118	$226	$119	$1,094

Net income attributed to LP per share of common stock:
Income per share continuing operations - basic	$1.63	$1.75	$1.65	$11.23
Income per share discontinued operations - basic	—	1.32	—	2.45
Net income attributed to LP per share - basic	$1.63	$3.07	$1.65	$13.67

Income per share continuing operations - diluted	$1.63	$1.74	$1.65	$11.16
Income per share discontinued operations - diluted	—	1.31	—	2.43
Net income attributed to LP per share - diluted	$1.63	$3.05	$1.65	$13.59

Average shares of common stock used to compute Net income per share:
Basic	72	74	72	80
Diluted	72	74	72	80
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income
Dollar amounts in millions
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$118	$226	$119	$1,093
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(19)	(13)	(3)	(22)
Changes in defined benefit pension plans	—	3	4	6
Other comprehensive income (loss), net of tax	(19)	(9)	2	(16)
Comprehensive income	99	216	120	1,077
Comprehensive loss associated with non-controlling interest	—	—	—	1
Comprehensive income attributed to LP	$99	$216	$121	$1,078
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets
Dollar amounts in millions
(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$160	$369
Receivables, net of allowance for doubtful accounts of $3 million and $1 million as of September 30, 2023, and December 31, 2022, respectively	181	127
Inventories	379	337
Prepaid expenses and other current assets	25	20
Total current assets	745	854

Timber and timberlands	32	40
Property, plant, and equipment, net	1,512	1,326
Operating lease assets, net	34	44
Goodwill and other intangible assets	27	36
Investments in and advances to affiliates	6	6
Restricted cash	—	14
Other assets	19	24
Deferred tax asset	4	7
Total assets	$2,380	$2,350

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities	$264	$317
Income taxes payable	2	19
Total current liabilities	266	336

Long-term debt	347	346
Deferred income taxes	152	113
Non-current operating lease liabilities	35	41
Contingency reserves, excluding current portion	25	26
Other long-term liabilities	53	53
Total liabilities	$878	$916

Redeemable noncontrolling interest	—	—

Stockholders’ equity:
Common stock, $1 par value, 200,000,000 shares authorized; 87,986,865 and 72,114,051 shares issued and outstanding, respectively, as of September 30, 2023; and 87,986,865 and 71,748,200 shares issued and outstanding, respectively, as of December 31, 2022	88	88
Additional paid-in capital	460	462
Retained earnings	1,438	1,371
Treasury stock, 15,872,814 shares and 16,238,665 shares, at cost as of September 30, 2023, and December 31, 2022, respectively	(387)	(388)
Accumulated comprehensive loss	(98)	(99)
Total stockholders’ equity	1,502	1,433
Total liabilities and stockholders’ equity	$2,380	$2,350
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows
Dollar amounts in millions
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$119	$1,093
Adjustments to net income:
Depreciation and amortization	87	99
Impairment of goodwill and long-lived assets	25	—
Gain on sale of assets, net	(6)	(157)
Pension loss due to settlement	6	4
Deferred taxes	44	27
Other adjustments, net	48	29
Changes in assets and liabilities (net of acquisitions and divestitures):
Receivables	(52)	(20)
Inventories	(46)	(72)
Prepaid expenses and other current assets	(5)	(11)
Accounts payable and accrued liabilities	(36)	40
Income taxes payable, net of receivables	(26)	70
Net cash provided by operating activities	157	1,103
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant, and equipment additions	(236)	(282)
Acquisition of facility assets	(80)	—
Proceeds from sales of assets	9	—
Proceeds from divestiture of business	—	265
Other investing activities, net	(4)	3
Net cash used in investing activities	(312)	(14)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing of long-term debt	80	—
Repayment of long-term debt	(80)	—
Payment of cash dividends	(52)	(53)
Purchase of stock	—	(900)
Other financing activities	(10)	(15)
Net cash used in financing activities	(61)	(968)
EFFECT OF EXCHANGE RATE ON CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(6)	(11)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(223)	111
Cash, cash equivalents, and restricted cash at beginning of period	383	371
Cash, cash equivalents, and restricted cash at end of period	$160	$482

Supplemental cash flow information:
Cash paid for income taxes, net	$49	$242
Cash paid for interest, net	$14	$14
Unpaid capital expenditures	$17	$44
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Stockholders’ Equity
Dollar and share amounts in millions, except per share amounts
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2022	88	$88	16	$(388)	$462	$1,371	$(99)	$1,433
Net income attributed to LP	—	—	—	—	—	21	—	21
Dividends paid ($0.24 per share)	—	—	—	—	—	(17)	—	(17)
Issuance of shares under stock plans	—	—	—	10	(10)	—	—	—
Taxes paid related to net settlement of stock-based awards	—	—	—	(10)	—	—	—	(10)
Purchase of stock	—	—	—	—	—	—	—	—
Compensation expense associated with stock-based compensation	—	—	—	—	4	—	—	4
Other comprehensive income	—	—	—	—	—	—	19	19
Balance, March 31, 2023	88	$88	16	$(388)	$455	$1,375	$(80)	$1,450
Net loss attributed to LP	—	—	—	—	—	(20)	—	(20)
Dividends paid ($0.24 per share)	—	—	—	—	—	(17)	—	(17)
Issuance of shares under stock plans	—	—	—	2	—	—	—	2
Taxes paid related to net settlement of stock-based awards	—	—	—	(1)	—	—	—	(1)
Purchase of stock	—	—	—	—	—	—	—	—
Compensation expense associated with stock-based compensation	—	—	—	—	3	—	—	3
Other comprehensive income	—	—	—	—	—	—	1	1
Balance, June 30, 2023	88	$88	16	$(387)	$458	$1,337	$(78)	$1,419
Net income attributed to LP	—	—	—	—	—	118	—	118
Dividends paid ($0.24 per share)	—	—	—	—	—	(17)	—	(17)
Issuance of shares under stock plans	—	—	—	—	—	—	—	—
Taxes paid related to net settlement of stock-based awards	—	—	—	—	—	—	—	—
Purchase of stock	—	—	—	—	—	—	—	—
Compensation expense associated with stock-based compensation	—	—	—	—	2	—	—	2
Other comprehensive loss	—	—	—	—	—	—	(19)	(19)
Balance, September 30, 2023	88	$88	16	$(387)	$460	$1,438	$(98)	$1,502
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	102	$102	17	$(390)	$458	$1,239	$(174)	$1,235
Net income attributed to LP	—	—	—	—	—	484	—	484
Dividends paid ($0.22 per share)	—	—	—	—	—	(19)	—	(19)
Issuance of shares under stock plans	—	—	(1)	14	(14)	—	—	—
Taxes paid related to net settlement of stock-based awards	—	—	—	(15)	—	—	—	(15)
Purchase of stock	(2)	(2)	—	—	—	(102)	—	(104)
Compensation expense associated with stock-based compensation	—	—	—	—	7	—	—	7
Other comprehensive income	—	—	—	—	—	—	24	24
Balance, March 31, 2022	101	$101	16	$(391)	$451	$1,601	$(149)	$1,613
Net income attributed to LP	—	—	—	—	—	384	—	384
Dividends paid ($0.22 per share)	—	—	—	—	—	(18)	—	(18)
Issuance of shares under stock plans	—	—	—	2	—	—	—	2
Taxes paid related to net settlement of stock-based awards	—	—	—	(1)	—	—	—	(1)
Purchase of stock	(7)	(7)	—	—	—	(463)	—	(471)
Compensation expense associated with stock-based compensation	—	—	—	—	7	—	—	7
Other comprehensive loss	—	—	—	—	—	—	(31)	(31)
Balance, June 30, 2022	94	$94	16	$(390)	$457	$1,505	$(181)	$1,484
Net income attributed to LP	—	—	—	—	—	226	—	226
Dividends paid ($0.22 per share)	—	—	—	—	—	(16)	—	(16)
Issuance of shares under stock plans	—	—	—	—	—	—	—	—
Taxes paid related to net settlement of stock-based awards	—	—	—	—	—	—	—	—
Purchase of stock	(6)	(6)	—	—	—	(320)	—	(325)
Compensation expense associated with stock-based compensation	—	—	—	—	2	—	—	2
Other comprehensive loss	—	—	—	—	—	—	(9)	(9)
Balance, September 30, 2022	88	$88	16	$(390)	$459	$1,395	$(190)	$1,361
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. NATURE OF OPERATIONS AND BASIS FOR PRESENTATION
Nature of Operations
Louisiana-Pacific Corporation and our subsidiaries are a leading provider of high-performance building solutions that meet the demands of builders, remodelers, and homeowners worldwide. Serving the new home construction, repair and remodeling, and outdoor structures markets, we have leveraged our expertise to become an industry leader known for innovation, quality, reliability, and sustainability. The principal customers for our building solutions are retailers, wholesalers, and home building and industrial businesses in North America and South America, with limited sales to Asia, Australia, and Europe. The Company operates 23 plants across the U.S., Canada, Chile, and Brazil through foreign subsidiaries, and operates additional facilities through a joint venture. References to "LP," the "Company," "we," "our," and "us" refer to Louisiana-Pacific Corporation and its consolidated subsidiaries as a whole.
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
In May 2023, we acquired a manufacturing facility in Wawa, Ontario, Canada from Wawa OSB, Inc. a subsidiary of Forex Inc., for $80 million, financed by a combination of cash on hand and availability under the Amended Credit Facility (defined below). The manufacturing facility is expected to be converted into an LP® SmartSide® Trim & Siding mill. We are evaluating project schedules and market demand to determine when construction will begin. The facility will remain shut down until such construction is completed.
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
As noted in the segment reporting information in “Note 17 - Selected Segment Data” below, our reportable segments are Siding, Oriented Strand Board (OSB), and South America. The following tables set forth our revenue by segment (dollar amounts in millions).

Three Months Ended September 30, 2023
By Product type and family:	Siding	OSB	South America	Other	Inter-segment	Total
Value-add
Siding Solutions	$342	$—	$5	$—	$—	$347
OSB - Structural Solutions	—	174	40	—	—	213
	342	174	44	—	—	560
Commodity
OSB - commodity	—	157	—	—	—	157

Other
Other products	2	5	—	4	—	11
	$345	$335	$45	$4	$—	$728

Three Months Ended September 30, 2022
By Product type and family:	Siding	OSB	South America	Other	Inter-segment	Total
Value-add
Siding Solutions	$393	$—	$6	$—	$—	$399
OSB - Structural Solutions	—	205	47	—	—	251
	393	205	53	—	—	650
Commodity
OSB - commodity	—	180	—	—	—	180

Other
Other products	1	3	—	17	—	22
	$394	$388	$53	$17	$(1)	$852

Nine Months Ended September 30, 2023
By Product type and family:	Siding	OSB	South America	Other	Inter-segment	Total
Value-add
Siding Solutions	$989	$—	$19	$—	$—	$1,008
OSB - Structural Solutions	—	412	132	—	—	544
	989	412	151	—	—	1,552
Commodity
OSB - commodity	—	332	—	—	—	332

Other
Other products	7	9	2	21	—	39
	$996	$754	$153	$21	$—	$1,923

Nine Months Ended September 30, 2022
By Product type and family:	Siding	OSB	South America	Other	Inter-segment	Total
Value-add
Siding Solutions	$1,079	$—	$18	$—	$—	$1,097
OSB - Structural Solutions	—	995	172	—	(2)	1,165
	1,079	995	190	—	(2)	2,262
Commodity
OSB - commodity	—	801	—	—	(1)	801

Other
Other products	4	9	—	72	—	86
	$1,083	$1,805	$190	$72	$(2)	$3,149
Revenue is recognized when obligations under the terms of a contract (i.e., purchase orders) with our customers are satisfied; generally, this occurs with the transfer of control of our products to the customer at a point in time. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods. The shipping cost incurred by us to deliver products to our customers is recorded in cost of sales. The expected costs associated with our warranties continue to be recognized as an expense when the products are sold.
Our businesses routinely incur customer program costs to obtain favorable product placement, promote sales of products, and maintain competitive pricing. Customer program costs and incentives, including rebates and promotion and volume allowances, are accounted for as deductions from Net sales at the time the program is initiated. These reductions from revenue are recorded at the time of sale or the implementation of the program based on management’s best estimates. Estimates are based on historical and projected experience for each type of program or customer. Volume allowances are accrued based on management’s estimation of customer volume achievement and other factors incorporated into customer agreements, such as new product purchases, store sell-through, and merchandising support. Management adjusts accruals when circumstances indicate (typically as a result of a change in sales volume expectations).
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

NOTE 3. EARNINGS PER SHARE
Basic earnings per share is based on the weighted-average number of shares of common stock outstanding. Diluted earnings per share is based upon the weighted-average number of shares of common stock outstanding, plus all potentially dilutive securities that were assumed to be converted into common shares at the beginning of the period under the treasury stock method. This method requires that the effect of potentially dilutive common stock equivalents (stock options, stock-settled appreciation rights, restricted stock units, and performance stock units) be excluded from the calculation of diluted earnings per share for the periods in which losses from continuing operations are reported because the effect is anti-dilutive.
The following table sets forth the computation of basic and diluted earnings per share (dollar and share amounts in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Income from continuing operations	$118	$129	$119	$898
Net loss attributed to non-controlling interest	—	—	—	1
Income attributed to LP from continuing operations	118	129	119	898
Income from discontinued operations, net of income taxes	—	97	—	196
Net income attributed to LP	$118	$226	$119	$1,094

Weighted average common shares outstanding - basic	72	74	72	80
Dilutive effect of employee stock plans	—	—	—	1
Shares used for diluted earnings per share	72	74	72	80

Net income attributed to LP per share - basic:
Continuing operations	$1.63	$1.75	$1.65	$11.23
Discontinued operations	—	1.32	—	2.45
Net income attributed to LP per share - basic	$1.63	$3.07	$1.65	$13.67

Net income attributed to LP per share - diluted:
Continuing operations	$1.63	$1.74	$1.65	$11.16
Discontinued operations	—	1.31	—	2.43
Net income attributed to LP per share - diluted	$1.63	$3.05	$1.65	$13.59
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
The net carrying value of the 3.625% Senior Notes due in 2029 (2029 Senior Notes) was $347 million and $346 million as of September 30, 2023 and December 31, 2022, respectively. The fair value of the 2029 Senior Notes was estimated to be $295 million and $306 million as of September 30, 2023 and December 31, 2022, respectively, based on market quotations. The 2029 Senior Notes and other long-term debt are categorized as Level 1 in the U.S. GAAP fair value hierarchy. Fair values are based on trading activity among the Company’s lenders and the average bid and ask price is determined using published rates.
In November 2022, LP entered into a Second Amended and Restated Credit Agreement with American AgCredit, PCA, as administrative agent and sole lead arranger, and CoBank, ACB, as letter of credit issuer (the Credit

Agreement), relating to its revolving credit facility (as amended, the Amended Credit Facility). The Credit Agreement provides for a revolving credit facility in the principal amount of up to $550 million, with a $60 million sub-limit for letters of credit. All loans under the Credit Agreement become due on November 29, 2028. As of September 30, 2023, there were no outstanding borrowings under our Amended Credit Facility.

Carrying amounts reported on the balance sheet for cash and cash equivalents, accounts receivables, and accounts payable approximate fair value due to the short-term maturity of these items.
NOTE 5. RECEIVABLES
Receivables consisted of the following (dollar amounts in millions):

	September 30, 2023	December 31, 2022
Trade receivables	$148	$106
Other receivables	27	19
Income tax receivable	9	4
Allowance for doubtful accounts	(3)	(1)
Total	$181	$127
Trade receivables are primarily generated by sales of our products to our wholesale and retail customers. Other receivables as of September 30, 2023 and December 31, 2022, primarily consist of sales tax receivables, vendor rebates, and other miscellaneous receivables.
NOTE 6. INVENTORIES
Inventories are valued at the lower of cost or net realizable value. Inventory cost includes materials, labor, and operating overhead. The major types of inventories (work in process is not material and is included in Semi-finished inventory) are as follows (dollar amounts in millions):

	September 30, 2023	December 31, 2022
Logs	$75	$59
Other raw materials	48	72
Semi-finished inventories	33	25
Finished products	222	180
Total	$379	$337
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
Upon closing, the Company entered into a transition services agreement with the purchaser of the assets, pursuant to which the Company agreed to support the various activities of the EWP segment, which concluded during the three months ended March 31, 2023.

The Company has classified the results of its EWP segment as discontinued operations in its Condensed Consolidated Statements of Income for the prior period presented. The following table presents the financial results of the EWP segment for the three and nine months ended September 30, 2022 (dollar amounts in millions):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022
Net sales	$67	$455
Cost of sales	(54)	(352)
Gross profit	13	103
Selling, general, and administrative expenses	(2)	(12)
Income from operations of discontinued operations	12	91
Gain on disposal before income taxes	118	158
Income from discontinued operations before income taxes	130	249
Provision for income taxes	(33)	(53)
Income from discontinued operations, net of income taxes	$97	$196
The following summarizes the total cash provided by operations and total cash provided by investing activities related to the EWP segment and included in the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 (dollar amounts in millions):

Net cash provided by discontinued operating activities	$18
Net cash provided by discontinued investing activities	$258
Net cash provided by discontinued investing activities for the nine months ended September 30, 2022, includes $59 million of proceeds from the sale of our 50% equity interest in two joint ventures that produce I-joists and $202 million of net proceeds from the sale of the EWP segment assets.
NOTE 8. BUSINESS EXIT CHARGES
During the second quarter of 2023, we ceased the manufacturing operations of Entekra Holdings, LLC (Entekra), an off-site framing operation previously reported within our “Other” category, which comprises other products that are not individually significant. Business exit charges were $1 million and $35 million for the three and nine months ended September 30, 2023, respectively, which consist of the following (dollar amounts in millions):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2023	2023
Impairment of property, plant and equipment, operating lease assets, and other intangible assets[1]	$—	$24
Restructuring and other related charges:
Inventory write-down[2]	—	6
Other expenses including personnel-related costs such as severance[3]	1	4
	$1	$35
1Included within Impairment of long-lived assets, net on the Condensed Consolidated Income Statements.
2Included within Cost of sales on the Condensed Consolidated Income Statements.
3Included within Other operating credits and charges, net on the Condensed Consolidated Income Statements.

NOTE 9. GOODWILL AND OTHER INTANGIBLES
Goodwill and indefinite-lived intangible assets are not amortized and are subject to assessment for impairment by applying a fair value-based test on an annual basis, or more frequently if circumstances indicate a potential impairment. The Company’s annual assessment date is October 1. During the nine months ended September 30, 2023, we recorded impairment charges of $9 million related to developed technology and trademarks related to Entekra, which is discussed further in “Note 8 - Business Exit Charges.”
Changes in goodwill and other intangible assets for the nine months ended September 30, 2023 are provided in the following table (dollar amounts in millions):

	Timber Licenses[1]	Goodwill	Developed Technology	Trademarks
Beginning balance December 31, 2022	$28	$19	$15	$2
Impairment charges	—	—	(7)	(2)
Amortization	(2)	—	(1)	—
Ending balance September 30, 2023	$25	$19	$7	$—
1Timber licenses are included in Timber and timberlands on the Condensed Consolidated Balance Sheets.
NOTE 10. INCOME TAXES
For interim periods, we recognize income tax expense by applying the estimated annual effective income tax rate to year to date results unless this method does not result in a reliable estimate of year to date income tax expense. Each period, the income tax accrual is adjusted to the latest estimate, and the difference from the previously accrued year to date balance is adjusted in the current quarter. Changes in profitability estimates in various jurisdictions will impact our quarterly effective income tax rates.
The tax provision for income taxes from continuing operations for the nine months ended September 30, 2023 and 2022, reflected an estimated annual effective tax rate of 27% and 25%, respectively, excluding discrete items discussed below. The total effective tax rate for continuing operations for the three and nine months ended September 30, 2023 was 27% and 36%, respectively, compared to 26% and 24%, respectively, for the comparable period in 2022.
We recognized net discrete tax expense of $16 million and net discrete tax benefits of $9 million in the nine months ended September 30, 2023 and 2022, respectively. The net discrete tax expense in the current year relates primarily to a $22 million expense related to the second quarter change in management’s indefinite reinvestment assertion on Chile and Brazil earnings described in “Item 2 - Management's Discussion and Analysis of Financial Conditions and Results of Operation” of this quarterly report on Form 10-Q, while the net discrete tax benefit in the prior year primarily relates to excess tax benefits from stock-based compensation.
NOTE 11. COMMITMENTS AND CONTINGENCIES
We maintain reserves for various contingent liabilities as follows (dollar amounts in millions):

	September 30, 2023	December 31, 2022
Environmental reserves	$26	$27
Other reserves	—	—
Total contingencies	26	27
Current portion (included in Accounts payable and accrued liabilities)	(1)	(1)
Long-term portion	$25	$26
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
Environmental Matters
We maintain a reserve for undiscounted estimated environmental loss contingencies. This reserve is primarily for estimated future costs of remediation of hazardous or toxic substances at numerous sites currently or previously owned by the Company. Our estimates of our environmental loss contingencies are based on various assumptions and judgments, the specific nature of which varies based on the particular facts and circumstances surrounding each environmental loss contingency. These estimates typically reflect assumptions and judgments as to the probable nature, magnitude, and timing of the required investigation, remediation, and/or monitoring activities and the probable cost of these activities, and in some cases, reflect assumptions and judgments as to the obligation or willingness and ability of third parties to bear a proportionate or allocated share of the cost of these activities. Due to the numerous uncertainties and variables associated with these assumptions and judgments, and the effects of changes in governmental regulation and environmental technologies, both the precision and reliability of the resulting estimates of the related contingencies are subject to substantial uncertainties. We regularly monitor our estimated exposure to environmental loss contingencies and, as additional information becomes known, may change our estimates significantly.
Other Proceedings
From time to time, we and our subsidiaries are parties to certain legal proceedings arising in our ordinary course of business. During the second quarter of 2023, we agreed to pay $16 million to resolve certain patent-related claims and to obtain certain patent rights, which is recorded within Other operating credits and charges, net in our Condensed Consolidated Statements of Income. As of September 30, 2023, $12 million of the settlement amount is outstanding and is included Accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets.

Based on the information currently available, management believes the resolution of such ongoing and future proceedings will not have a material effect on our financial position, results of operations, cash flows, or liquidity.
NOTE 12. IMPAIRMENT OF LONG-LIVED ASSETS
We review the carrying values of our long-lived assets for potential impairments and believe we have adequate support for the carrying values of our long-lived assets. If demand and pricing for our products fall to levels significantly below cycle average demand and pricing, should we decide to invest capital in alternative projects, or should changes occur related to our wood supply for our mills, it is possible that future impairment charges will be required. As of September 30, 2023, there were no indications of impairment.
We also review from time to time potential dispositions of various assets, considering current and anticipated economic and industry conditions, our strategic plan, and other relevant factors. Because a determination to dispose of particular assets can require management to make assumptions regarding the transaction structure of the disposition and to estimate the net sales proceeds, which may be less than previous estimates of undiscounted future net cash flows, we may be required to record impairment charges in connection with decisions to dispose of assets. During the nine months ended September 30, 2023, we recorded impairment charges of $13 million and $3 million related to property, plant, and equipment and operating lease assets, respectively, related to Entekra which were written down to fair value based on Level 2 inputs under Accounting Standards Codification 820, Fair Value Measurement (ASC 820), using quoted market prices. See further discussion in “Note 8 - Business Exit Charges.” As of September 30, 2023, there were no other indications of impairment.

NOTE 13. PRODUCT WARRANTIES
We offer warranties on the sale of most of our products and record an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The activity in warranty reserves for the three and nine months ended September 30, 2023 and 2022, is summarized in the following table (dollar amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning balance	$8	$7	$8	$7
Accrued to expense	—	1	2	3
Credited to other operating credits and charges	(1)	—	(1)	—
Payments made	—	(1)	(1)	(2)
Total warranty reserves	7	8	7	8
Current portion of warranty reserves (included in Accounts payable and accrued liabilities)	(2)	(2)	(2)	(2)
Long-term portion of warranty reserves (included in Other long-term liabilities)	$6	$6	$6	$6
We continue to monitor warranty and other claims associated with our products and believe, as of September 30, 2023, that the warranty reserve balances associated with these matters are adequate to cover future warranty payments. However, it is possible that additional changes may be required in the future.
NOTE 14. DEFINED BENEFIT PENSION PLANS
The following table summarizes our net periodic pension cost for our defined benefit pension and postretirement plans during the three and nine months ended September 30, 2023 and 2022 (dollar amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Service cost	$—	$1	$—	$3
Other components of net periodic pension cost[1]:
Interest cost	—	2	—	5
Expected return on plan assets	—	(2)	—	(5)
Amortization of prior service cost	—	—	—	—
Amortization of net loss	—	1	—	4
Net periodic pension costs before loss due to settlement	—	2	—	7
Loss due to settlement	—	4	6	4
Net periodic pension cost	$—	$7	$6	$11
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

The changes recognized in Other comprehensive loss were as follows (dollar amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net actuarial gain (loss) and prior service (cost) arising during the period, net of tax	$—	$(1)	$—	$(1)
Amortization of actuarial loss, prior service cost and settlements, net of tax	—	4	4	7
Total amounts recognized in Other comprehensive income	$—	$3	$4	$6
NOTE 15. ACCUMULATED COMPREHENSIVE LOSS
Accumulated comprehensive loss is provided in the following table for the three months ended September 30, 2023, and 2022 (dollar amounts in millions):

	Pension	Translation Adjustments	Other	Total
Balance at June 30, 2023	$—	$(78)	$—	$(78)
Reclassified to income statement, net of taxes[1]	—	—	—	—
Translation adjustments	—	(19)	—	(19)
Balance at September 30, 2023	$—	$(97)	$—	$(98)

	Pension	Translation Adjustments	Other	Total
Balance at June 30, 2022	$(74)	$(105)	$(1)	$(181)
Reclassified to income statement, net of taxes[1]	3	—	—	3
Translation adjustments	—	(13)	—	(13)
Balance at September 30, 2022	$(71)	$(118)	$(1)	$(190)
1 Amounts of actuarial loss and prior service cost are components of net periodic benefit cost. See “Note 14 - Defined Benefit Pension Plans” above for additional details.
Accumulated comprehensive loss is provided in the following table for the nine months ended September 30, 2023 and 2022 (dollar amounts in millions):

	Pension	Translation Adjustments	Other	Total
Balance at December 31, 2022	$(5)	$(94)	$—	$(99)
Reclassified to income statement, net of taxes[1]	4	—	—	4
Translation adjustments	—	(3)	—	(3)
Balance at September 30, 2023	$—	$(97)	$—	$(98)

	Pension	Translation Adjustments	Other	Total
Balance at December 31, 2021	$(76)	$(96)	$(1)	$(174)
Reclassified to income statement, net of taxes[1]	6	—	—	6
Translation adjustments	—	(22)	—	(22)
Balance at September 30, 2022	$(71)	$(118)	$(1)	$(190)
1 Amounts of actuarial loss and prior service cost are components of net periodic benefit cost. See “Note 14 - Defined Benefit Pension Plans” above for additional details.

NOTE 16. OTHER OPERATING AND NON-OPERATING ITEMS
Other operating credits and charges, net
Other operating credits and charges, net, is comprised of the following components (dollar amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Insurance recoveries	$—	$2	$—	$15
Reorganization charges	(2)	(4)	(9)	(5)
Legal settlement	—	—	(16)	—
Environmental costs	—	—	—	(2)
Gain on asset sales	6	—	6	—
Other	1	9	(1)	9
Other operating credits and charges, net	$6	$7	$(20)	$17
Other non-operating items
Other non-operating items is comprised of the following components (dollar amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net periodic pension cost, excluding service cost	$—	$(1)	$—	$(4)
Pension settlement charges	—	(4)	(6)	(4)
Foreign currency gain (loss)	$—	$2	$(12)	$(3)
Other	$—	$1	$1	$1
Other non-operating items	$—	$(3)	$(17)	$(11)
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
We evaluate the performance of our business segments based on Net sales and segment Adjusted EBITDA (defined below). Accordingly, our chief operating decision maker evaluates performance and allocates resources based primarily on Net sales and segment Adjusted EBITDA for our business segments. The Company's chief operating decision maker is the Chief Executive Officer. Segment Adjusted EBITDA is defined as Income attributed to LP from continuing operations before interest expense, provision for income taxes, depreciation and amortization, and excludes stock-based compensation expense, loss on impairment attributed to LP, business exit charges, product-line discontinuance charges, other operating credits and charges, net, loss on early debt extinguishment, investment income, pension settlement charges, and other non-operating items.

During the nine months ended September 30, 2023, we updated our definition of Adjusted EBITDA to exclude other business exit charges not classified as exit operations. Business exit charges consist of inventory and other asset impairment and exit charges related to the exit of businesses not individually significant. We consider business exit charges to be outside the performance of our ongoing core business operations and believe that presenting Adjusted EBITDA excluding business exit charges provides increased transparency as to the operating costs of our current business performance. We did not revise prior years’ Adjusted EBITDA amounts because there were no significant costs similar in nature to these items.
Information about our business segments is as follows (dollar amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales
Siding	$345	$394	$996	$1,083
OSB	335	388	754	1,805
South America	45	53	153	190
Other	4	17	21	72
Intersegment sales	—	(1)	—	(2)
Total sales	$728	$852	$1,923	3,149
NET INCOME TO ADJUSTED EBITDA
Net income	$118	$226	$119	$1,093
Add (deduct):
Net loss attributed to non-controlling interest	—	—	—	1
Income from discontinued operations, net of income taxes	—	(97)	—	(196)
Income attributed to LP from continuing operations	118	129	119	898
Provision for income taxes	44	44	66	284
Depreciation and amortization	30	32	87	96
Stock-based compensation expense	2	2	9	15
Loss on impairment attributed to LP	1	—	1	—
Other operating credits and charges, net	(7)	(7)	16	(17)
Business exit charges	1	—	35	—
Interest expense	4	3	9	9
Investment income	(4)	(5)	(10)	(8)
Other non-operating items	—	(1)	11	7
Pension settlement charges	—	4	6	4
Adjusted EBITDA	$190	$200	$349	$1,289
SEGMENT ADJUSTED EBITDA
Siding	$71	$90	$198	$251
OSB	120	113	161	1,021
South America	6	14	31	65
Other	—	(7)	(15)	(19)
Corporate	(7)	(11)	(26)	(29)
Total Adjusted EBITDA	$190	$200	$349	$1,289

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Condensed Consolidated Financial Statements and related Notes and other financial information appearing elsewhere in this quarterly report on Form 10-Q. The following discussion includes statements that are forward-looking statements that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. We encourage you to review the risks and uncertainties described in the sections titled "Risk Factors" and "Cautionary Statement Regarding Forward-Looking Statements" included in our 2022 Annual Report on Form 10-K and in this quarterly report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future, and our interim results are not necessarily indicative of the results we expect for the full fiscal year or any other period.
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
In May 2023, we acquired a manufacturing facility in Wawa, Ontario, Canada from Wawa OSB, Inc. a subsidiary of Forex Inc., for $80 million, financed by a combination of cash on hand and availability under the Amended Credit Facility . The manufacturing facility is expected to be converted into an LP® SmartSide® Trim & Siding mill. We are evaluating project schedules and market demand to determine when construction will begin. The facility will remain shut down until such construction is completed.
Demand for Building Products
Demand for our products correlates positively with new home construction and repair and remodeling activity in North America, which historically has been characterized by significant cyclicality. The U.S. Census Bureau reported on October 18, 2023, that actual single-family housing starts were 7% higher for the three months ended September 30, 2023, and 13% lower for the nine months ended September 30, 2023, as compared to the same periods in 2022. Actual multi-family housing starts for the three and nine months ended September 30, 2023 were about 28% lower and 11% lower, respectively, as compared to the same period in 2022. Repair and remodeling activity is difficult to reasonably measure, but many indications, suggest that repair and remodeling activity is moderating and may begin to exhibit year-over-year declines.
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
Supply and Demand for Siding
Siding is a specialty building material and is subject to competition from various siding technologies, including vinyl, stucco, wood, fiber cement, brick, and others. We believe we are the largest manufacturer in the engineered wood siding market. We have consistently grown our Siding above the underlying market growth rates. Siding is generally less sensitive to new housing market cyclicality since demand also comes from other markets, including sheds and repair and remodel. Our growth in this market depends upon the continued displacement of vinyl, wood, fiber cement, stucco, bricks, and other alternatives, our product innovation and our technological expertise in wood and wood composites to address the needs of our customers.
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
Non-GAAP Financial Measures and Other Key Performance Indicators
In evaluating our business, we utilize non-GAAP financial measures that fall within the meaning of SEC Regulation G and Regulation S-K Item 10(e), which we believe provide users of the financial information with additional meaningful comparison to prior reported results. Non-GAAP financial measures do not have standardized definitions and are not defined by U.S. GAAP. In this quarterly report on Form 10-Q, we disclose Income attributed to LP from continuing operations before interest expense, provision for income taxes, depreciation and amortization, and excluding stock-based compensation expense, loss on impairment attributed to LP, business exit charges, product-line discontinuance charges, other operating credits and charges, net, loss on early debt extinguishment, investment income, pension settlement charges, and other non-operating items, as Adjusted EBITDA from continuing operations (Adjusted EBITDA), which is a non-GAAP financial measure. We have included Adjusted EBITDA in this report because we view it as an important supplemental measure of our performance and believe that it is frequently used by interested persons in the evaluation of companies that have different financing and capital structures and/or tax rates. We also disclose Income attributed to LP from continuing operations, excluding loss on impairment attributed to LP, business exit charges, product-line discontinuance charges, interest expense outside of normal operations, other operating credits and charges, net, loss on early debt extinguishment, gain (loss) on acquisition, and pension settlement charges, and adjusting for a normalized tax rate as Adjusted Income (Adjusted Income). We also disclose Adjusted Diluted EPS, which is calculated as Adjusted Income divided by diluted shares outstanding. We believe that Adjusted Diluted EPS and Adjusted Income are useful measures for evaluating our ability to generate earnings and that providing these measures should allow interested persons to more readily compare the earnings for past and future periods. Reconciliations of Adjusted EBITDA, Adjusted Income and Adjusted Diluted EPS to their most directly comparable U.S. GAAP financial measure, Net income, are presented below.
Adjusted EBITDA, Adjusted Income, and Adjusted Diluted EPS are not substitutes for the U.S. GAAP measures of Net income, Income attributed to LP from continuing operations, and Income attributed to LP from continuing operations per diluted share or for any other U.S. GAAP measures of operating performance. It should be noted that other companies may present similarly titled measures differently, and therefore, as presented by us, these measures may not be comparable to similarly titled measures reported by other companies. Adjusted EBITDA, Adjusted Income, and Adjusted Diluted EPS have material limitations as performance measures because they exclude items that are actually incurred or experienced in connection with the operation of our business.
During the nine months ended September 30, 2023, we updated our definitions of Adjusted EBITDA, Adjusted Income, and Adjusted Diluted EPS to exclude other business exit charges not classified as discontinued operations. Business exit charges consist of inventory and other asset impairment and exit charges related to the exit of other businesses not individually significant. We consider business exit charges to be outside the performance of our ongoing core business operations and believe that presenting Adjusted EBITDA, Adjusted Income, and Adjusted Diluted EPS excluding business exit charges provides increased transparency as to the operating costs of our current business performance. We did not revise prior years’ Adjusted EBITDA, Adjusted Income, and Adjusted Diluted EPS amounts because there were no significant costs similar in nature to these items.
The following table reconciles Net income to Adjusted EBITDA (dollar amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$118	$226	$119	$1,093
Add (deduct):
Net loss attributed to non-controlling interest	—	—	—	1
Income from discontinued operations, net of income taxes	—	(97)	—	(196)
Income attributed to LP from continuing operations	118	129	119	898
Provision for income taxes	44	44	66	284
Depreciation and amortization	30	32	87	96
Stock-based compensation expense	2	2	9	15
Loss on impairment attributed to LP	1	—	1	—
Other operating credits and charges, net	(7)	(7)	16	(17)
Business exit charges	1	—	35	—
Interest expense	4	3	9	9
Investment income	(4)	(5)	(10)	(8)
Other non-operating items	—	(1)	11	7
Pension settlement charges	—	4	6	4
Adjusted EBITDA	$190	$200	$349	$1,289
SEGMENT ADJUSTED EBITDA
Siding	$71	$90	$198	$251
OSB	120	113	161	1,021
South America	6	14	31	65
Other	—	(7)	(15)	(19)
Corporate	(7)	(11)	(26)	(29)
Total Adjusted EBITDA	$190	$200	$349	$1,289

The following table provides the reconciliation of Net income to Adjusted Income (dollar amounts in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income attributed to LP from continuing operations per share - diluted	$1.63	$1.74	$1.65	$11.16

Net income	$118	$226	$119	$1,093
Add (deduct):
Net loss attributed to non-controlling interest	—	—	—	1
Income from discontinued operations, net of income taxes	—	(97)	—	(196)
Income attributed to LP from continuing operations	118	129	119	898
Loss on impairment attributed to LP	1	—	1	—
Other operating credits and charges, net	(7)	(7)	16	(17)
Business exit charges	1	—	35	—
Pension settlement charges	—	4	6	4
Reported tax provision	44	44	66	284
Adjusted income before tax	157	170	242	1,171
Normalized tax provision at 25%	(39)	(42)	(61)	(293)
Adjusted Income	$117	$127	$182	$878
Diluted shares outstanding	72	74	72	80
Adjusted Diluted EPS	$1.62	$1.72	$2.51	$10.91
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

(thousands of units)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Housing starts[1]:
Single-Family	258	242	708	812
Multi-Family	104	144	369	414
	362	386	1,077	1,225

[1] Actual U.S. housing starts data reported by U.S. Census Bureau as published through October 18, 2023.
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
The following table sets forth sales volumes for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023				Three Months Ended September 30, 2022
Sales Volume	Siding	OSB	South America	Total	Siding	OSB	South America	Total
Siding Solutions (MMSF)	398	—	6	405	471	—	9	480
OSB - Structural Solutions (MMSF)	—	412	115	528	—	460	127	587
OSB - commodity (MMSF)	—	401	—	401	—	544	—	544

	Nine Months Ended September 30, 2023				Nine Months Ended September 30, 2022
Sales Volume	Siding	OSB	South America	Total	Siding	OSB	South America	Total
Siding Solutions (MMSF)	1,158	—	25	1,183	1,340	—	25	1,365
OSB - Structural Solutions (MMSF)	—	1,151	370	1,521	—	1,499	420	1,919
OSB - commodity (MMSF)	—	1,137	—	1,137	—	1,441	—	1,441
We measure OEE of each of our mills to track improvements in the utilization and productivity of our manufacturing assets. OEE is a composite metric that considers asset uptime (adjusted for capital project downtime and similar events), production rates, and finished product quality. We believe that when used in conjunction with other metrics, OEE can be a useful measure for evaluating our ability to generate profits, and that providing this measure should allow interested persons to more readily monitor operational improvements. OEE for the three and nine months ended September 30, 2023 and 2022, for each of our segments is listed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Siding	77%	76%	77%	75%
OSB	74%	70%	75%	72%
South America	74%	64%	74%	72%
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
Segment Net sales and Adjusted EBITDA for this segment were as follows (dollar amounts in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
Net sales	$345	$394	(13)%	$996	$1,083	(8)%
Adjusted EBITDA	71	90	(21)%	198	251	(21)%
Net sales in this segment by product line were as follows (dollar amounts in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
Siding Solutions	$342	$393	(13)%	$989	$1,079	(8)%
Other	2	1	58%	7	4	48%
Total	$345	$394	(13)%	$996	$1,083	(8)%
Percent changes in average Net sales prices and unit shipments for the three and nine months ended September 30, 2023, compared to the corresponding periods in 2022, were as follows:

	Three Months Ended September 30, 2023 versus 2022		Nine Months Ended September 30, 2023 versus 2022
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
Siding Solutions	3%	(16)%	6%	(14)%
The effects of list price increases drove year-over-year increases in the average net selling price for the three and nine months ended September 30, 2023. The volume decreases for the three and nine months ended September 30, 2023 were driven by record results in the comparable periods and challenging new and existing home selling markets in the current periods.
Adjusted EBITDA decreased year-over-year by $19 million in the third quarter of 2023, reflecting the net impact of lower volumes and $5 million of press rebuild costs, partially offset by higher average selling prices and $9 million in lower inflationary costs including freight, raw materials, and labor. Adjusted EBITDA decreased year-over-year by $53 million for the nine months ended September 30, 2023, which reflects the net impact of lower volumes, $8 million in discretionary investments to support future growth (including siding mill conversions and sales and marketing costs), and $5 million in press rebuild costs, partially offset by higher average selling prices and $13 million in lower inflationary costs (including freight, raw materials, and labor).

OSB
The OSB segment manufactures and distributes OSB structural panel products, including our value-added OSB portfolio known as LP® Structural Solutions (which includes LP® TechShield® Radiant Barrier, LP WeatherLogic® Air & Water Barrier, LP Legacy® Premium Sub-Flooring, LP NovaCore® Thermal Insulated Sheathing, LP® FlameBlock® Fire-Rated Sheathing, and LP® TopNotch® 350 Durable Sub-Flooring). OSB is manufactured using wood strands arranged in layers and bonded with resins.

Segment Net sales and Adjusted EBITDA for this segment were as follows (dollar amounts in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
Net sales	$335	$388	(14)%	$754	$1,805	(58)%
Adjusted EBITDA	120	113	6%	161	1,021	(84)%
Net sales in this segment by product line were as follows (dollar amounts in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
OSB - Structural Solutions	$174	$205	(15)%	$412	$995	(59)%
OSB - commodity	157	180	(13)%	332	801	(59)%
Other	5	3	35%	9	9	—%
Total	$335	$388	(14)%	$754	$1,805	(58)%
Percent changes in average Net sales prices and unit shipments for the three and nine months ended September 30, 2023, compared to the corresponding periods in 2022, were as follows:

	Three Months Ended September 30, 2023 versus 2022		Nine Months Ended September 30, 2023 versus 2022
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
OSB - Structural Solutions	(5)%	(10)%	(46)%	(23)%
OSB - commodity	18%	(26)%	(47)%	(21)%
The year-over-year Net sales decrease of $53 million for the three months ended September 30, 2023 reflects a $28 million increase in OSB prices, a $33 million decrease in sales volumes primarily from market curtailments, and $43 million less production volume due to the conversion of our Sagola, Michigan mill to siding production. The year-over-year Net sales decrease of $1,051 million for the nine months ended September 30, 2023 reflects an $813 million decrease in OSB prices, a $115 million decrease in sales volumes primarily from market curtailments, and a $98 million decrease related to production volumes from the conversion of the Sagola mill to siding production.
Adjusted EBITDA increased year-over-year by $7 million in the third quarter of 2023, reflecting the net impact of higher OSB commodity prices and lower mill-related costs, partially offset by lower sales volumes. Adjusted EBITDA decreased year-over-year by $860 million for the nine months ended September 30, 2023, which reflects the net impact of lower OSB commodity prices and sales volumes, partially offset by lower mill-related costs.
South America
Our South America segment manufactures and distributes OSB structural panel and siding products in South America and certain export markets. This segment has manufacturing operations in two countries, Chile and Brazil, and operates sales offices in Argentina, Brazil, Chile, Colombia, Mexico, Paraguay, and Peru.
Segment Net sales and Adjusted EBITDA for this segment were as follows (dollar amounts in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
Net sales	$45	$53	(16)%	$153	$190	(20)%
Adjusted EBITDA	6	14	(54)%	31	65	(53)%

Net sales in this segment by product were as follows (dollar amounts in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
OSB - Structural Solutions	$40	$47	(16)%	$132	$172	(23)%
Siding	5	6	(20)%	19	18	6%
Other	—	—	(11)%	2	—	404%
Total	$45	$53	(16)%	$153	$190	(20)%
Percent changes in average Net sales price and unit shipments for the three and nine months ended September 30, 2023, compared to the corresponding periods in 2022, were as follows:

	Three Months Ended September 30, 2023 versus 2022		Nine Months Ended September 30, 2023 versus 2022
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
OSB - Structural Solutions	(7)%	(9)%	(13)%	(12)%
Siding	18%	(32)%	5%	—%
South America Net sales decreased year-over-year by $8 million and $38 million for the three and nine months ended September 30, 2023, respectively, predominantly driven by lower OSB sales volumes and average selling prices.
The year-over-year decreases in Adjusted EBITDA of $7 million and $34 million for the three and nine months ended September 30, 2023, respectively, reflect the lower sales volumes and average selling prices (described above) and equipment relocation cost of $3 million.
Other
Our other products segment includes the off-site framing operation Entekra Holdings LLC (Entekra), remaining timber and timberlands, and other minor products, services, and closed operations, which do not qualify as discontinued operations. During the second quarter of 2023, we announced the shutdown of Entekra and recognized business exit charges of $1 million and $35 million for the three and nine months ended September 30, 2023, respectively. These charges consisted of severance costs, inventory obsolescence, impairment of property, plant, and equipment, impairment of right-of-use lease assets, and impairment definite-lived intangible assets.
Other Net sales were $4 million and $21 million for the three and nine months ended September 30, 2023, respectively, as compared to $17 million and $72 million for the corresponding periods in 2022. The year-over-year decrease in other Net sales for the three and nine months ended September 30, 2023 is primarily due to lower Entekra sales volumes as a result of the aforementioned shutdown.
Adjusted EBITDA was $0 million and $(15) million for the three and nine months ended September 30, 2023, respectively, as compared to $(7) million and $(19) million for the corresponding periods in 2022, respectively.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses were $58 million and $191 million for the three and nine months ended September 30, 2023, respectively, compared to $67 million and $196 million for the corresponding periods in 2022. The year-over-year decrease in Selling, general, and administrative expenses is driven by lower incentive based compensation.
Income Taxes
We recognized an estimated tax provision from continuing operations of $44 million and $66 million for the three and nine months ended September 30, 2023, respectively, compared to $44 million and $284 million for the corresponding periods of 2022. The total effective tax rate for continuing operations for the three and nine months ended September 30, 2023, was 27% and 36%, respectively, compared to 26% and 24%, respectively, for the comparable periods in 2022. Each quarter the income tax accrual is adjusted to the latest estimate and the difference from the previously accrued year to date balance is recorded in the current quarter. For 2023 the primary differences between the U.S. statutory rate of 21% and the effective rate relates to the $22 million tax expense impact from a change in indefinite reinvestment assertion on Chile and Brazil earnings, which is discussed below. For 2022, the primary difference between the U.S. statutory rate of 21% and the effective rate relates to state income tax.
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
Operating Activities
During the nine months ended September 30, 2023 and 2022, cash provided by operations was $157 million and $1,103 million, respectively. The decrease in cash provided by operations was primarily related to lower income from operations, increases in working capital, and timing of cash paid for income taxes.
Investing Activities
During the nine months ended September 30, 2023 and 2022, cash used in investing activities was $312 million and $14 million, respectively. During the nine months ended September 30, 2023, we paid $80 million to acquire the assets owned by Wawa OSB, Inc. During the nine months ended September 30, 2022, we received $265 million in proceeds from sales of assets, primarily associated with the sale of the EWP segment assets and the sale of our 50% equity interest in two joint ventures.
Capital expenditures for the nine months ended September 30, 2023 and 2022, were $236 million and $282 million, respectively, primarily related to siding conversion expenditures and growth and maintenance capital.

Financing Activities
During the nine months ended September 30, 2023, cash used in financing activities was $61 million. We paid cash dividends of $52 million and used $10 million to repurchase stock from employees in connection with income tax withholding requirements associated with our employee stock-based compensation plans. During the nine months ended September 30, 2023, we borrowed and subsequently repaid $80 million from our Amended Credit Facility.
During the nine months ended September 30, 2022, cash used in financing activities was $968 million. During the nine months ended September 30, 2022, we used $900 million to repurchase shares of LP common stock ($500 million from the share repurchase program approved by the Board of Directors on November 2, 2021 and $400 million from the 2022 Share Repurchase Program (defined below)). Additionally, we paid cash dividends of $53 million and used $15 million to repurchase stock from employees in connection with income tax withholding requirements associated with our employee stock-based compensation plans.
Credit Facility and Letter of Credit Facility
In November 2022, LP entered into the Credit Agreement, with American AgCredit, PCA, as administrative agent and sole lead arranger, and CoBank, ACB, as letter of credit issuer, relating to the Amended Credit Facility. The Credit Agreement provides for a revolving credit facility in the principal amount of up to $550 million, with a $60 million sub-limit for letters of credit. All loans under the Credit Agreement become due on November 29, 2028.  As of September 30, 2023, we had no outstanding borrowings under our Amended Credit Facility.
The Credit Agreement contains various restrictive covenants and customary events of default. The breach of restrictive covenants or the occurrence of any other event of default under the Credit Agreement could result in the acceleration of our obligation to repay the indebtedness outstanding thereunder. The Credit Agreement also contains financial covenants that require us and our consolidated subsidiaries to have, as of the end of each quarter, a capitalization ratio (i.e., funded debt less unrestricted cash to total capitalization) of no more than 57.5%. As of September 30, 2023, we were in compliance with all financial covenants under the Credit Agreement.
In March 2020, LP entered into the Letter of Credit Facility, which provides for the funding of letters of credit up to an aggregate outstanding amount of $20 million, which may be secured by certain cash collateral of LP. The Letter of Credit Facility provides for an unused commitment fee, due quarterly, ranging from 0.50% to 1.875% of the daily available amount to be drawn on each letter of credit issued under the Letter of Credit Facility. The Letter of Credit Facility is subject to similar affirmative, negative, and financial covenants as those set forth in the Credit Agreement, including the capitalization ratio covenant. As of September 30, 2023, we were in compliance with all covenants under the Letter of Credit Facility.
Other Liquidity Matters
Off-Balance Sheet Arrangements
As of September 30, 2023, we had standby letters of credit of $13.7 million outstanding related to collateral for environmental impact on owned properties, a deposit for a forestry license, and insurance collateral, including workers' compensation.
Potential Impairments
We review the carrying values of our long-lived assets for potential impairments and believe we have adequate support for the carrying values of our long-lived assets as of September 30, 2023. In April 2023, we announced the shutdown of Entekra resulting in pre-tax, non-cash charges of $31 million for the nine months ended September 30, 2023. See further discussion in “Note 8 - Business Exit Charges.”
If demand and pricing for our products fall to levels significantly below cycle average demand and pricing, should we decide to invest capital in alternative projects, or should changes occur related to our wood supply for our mills, it is possible that future impairment charges will be required. As of September 30, 2023, there were no indications of impairment.
We also review from time to time potential dispositions of various assets, considering current and anticipated economic and industry conditions, our strategic plan, and other relevant factors. Because a determination to dispose of particular assets can require management to make assumptions regarding the transaction structure of the disposition and to estimate the net sales proceeds, which may be less than previous estimates of undiscounted future net cash flows, we may be required to record impairment charges in connection with decisions to dispose of assets. During the nine months ended September 30, 2023, we recorded impairment charges of $13 million and $3 million related to property, plant, and equipment and operating lease assets, respectively, related to Entekra which were written down to fair value based on Level 2 inputs under ASC 820, using quoted market prices. See further discussion in “Note 8 - Business Exit Charges.”

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to fluctuations in foreign currency exchange rates, commodity prices and interest rates which could impact our results of operations and financial condition.
Foreign Currency Risk
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
Commodity Price Risk
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
Interest Rate Risk
We are exposed to market risk associated with changes in interest rates on our variable rate long-term debt. As of September 30, 2023, there were no outstanding borrowings under our Amended Credit Facility. We do not currently have any derivative or hedging arrangements, or other known exposures, to changes in interest rates.

ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of September 30, 2023, our Chief Executive Officer and Chief Financial Officer carried out, with the participation of the Company's management, a review and evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, LP’s disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter, ended September 30, 2023, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On May 3, 2022, LP's Board of Directors authorized a share repurchase program under which LP was authorized to repurchase shares of its common stock totaling up to $600 million (the 2022 Share Repurchase Program). No purchases were made under the 2022 Share Repurchase Program during the third quarter ended September 30, 2023. As of September 30, 2023, LP had repurchased common stock totaling $400 million under the 2022 Share Repurchase Program. LP may initiate, discontinue, or resume purchases of its common stock under the 2022 Share Repurchase Program in the open market, in block, and in privately negotiated transactions, including under Rule 10b5-1 plans, at times and in such amounts as management deems appropriate without prior notice, subject to market and business conditions, regulatory requirements, and other factors.
ITEM 5.OTHER INFORMATION
On September 14, 2023, Lizanne Gottung, a director of LP, entered into a Rule 10b5-1 trading arrangement for the sale of shares of LP’s common stock (the Plan). The Plan is intended to satisfy the affirmative defense provided in Rule 10b5-1(c) of the Exchange Act. The Plan provides for the potential sale of shares of LP’s common stock, including upon the vesting and settlement of restricted stock units between December 14, 2023 and December 31, 2024. The aggregate number of shares of common stock that will be available for sale under the Plan is 14,404, which includes the aggregate number of shares underlying Ms. Gottung’s restricted stock units that may be sold.
Aside from Ms. Gottung, none of our other directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended September 30, 2023.

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

LOUISIANA-PACIFIC CORPORATION

Date:	November 1, 2023	BY:	/S/ W. BRADLEY SOUTHERN
W. Bradley Southern
Chief Executive Officer

Date:	November 1, 2023	BY:	/S/ ALAN J.M. HAUGHIE
Alan J.M. Haughie
Executive Vice President and
Chief Financial Officer