Form 10-K
period 2023-12-31
LOUISIANA-PACIFIC CORP
filed 2024-02-14
CIK 60519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:
For the Fiscal Year Ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes  ☐  No  ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $5,335,327,192.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 72,251,623 shares of common stock, $1 par value, outstanding as of February 12, 2024.
Documents Incorporated by Reference
Certain portions of the registrant's Definitive Proxy Statement for its 2024 Annual Meeting of Stockholders (which is expected to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's 2023 fiscal year) are incorporated by reference into Part III of this annual report on Form 10-K.
Except as otherwise specified and unless the context otherwise requires, references to “LP,” the “Company,” “we,” “us,” and “our” refer to Louisiana-Pacific Corporation and its consolidated subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their businesses and other matters as long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in such forward-looking statements. This annual report on Form 10-K contains, and other reports and documents we file with, or furnish to, the Securities and Exchange Commission (SEC) may contain forward-looking statements. These statements are based upon the beliefs and assumptions of, and on information available to, our management.
The following statements are or may constitute forward-looking statements: (1) statements preceded by, followed by or that include words like “may,” “will,” “could,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” “target,” “potential,” “continue,” “likely,” or “future” or the negative or other variations thereof and (2) other statements regarding matters that are not historical facts, including without limitation, plans for product development, forecasts of future costs and expenditures, possible outcomes of legal proceedings, capacity expansion, and other growth initiatives, the adequacy of reserves for loss contingencies, and any statements regarding the Company's financial outlook.
Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following:
•changes in governmental fiscal and monetary policies, including tariffs and levels of employment;
•changes in general and global economic conditions, including impacts from global pandemics, rising inflation, supply chain disruptions, and new or ongoing military conflicts including the conflict between Russia and Ukraine and the conflict in Israel and the surrounding areas;
•the commodity nature of a segment of our products and the prices for those products, which are determined in significant part by external factors such as total industry capacity and wider industry cycles affecting supply and demand trends;
•changes in the cost and availability of capital;
•changes in the cost and availability of financing for home mortgages;
•changes in the level of home construction and repair and remodel activity;
•changes in competitive conditions and prices for our products;
•changes in the relationship between supply of and demand for building products;
•changes in the financial or business conditions of third-party wholesale distributors and dealers of building products;
•changes in the relationship between the supply of and demand for raw materials, including wood fiber and resins, used in manufacturing our products;
•changes in the cost and availability of energy, primarily natural gas, electricity, and diesel fuel;
•changes in the cost and availability of transportation, including transportation services provided by third parties;
•our dependence on third-party vendors and suppliers for certain goods and services critical to our business;
•operational and financial impacts from manufacturing our products internationally;
•difficulties in the development, launch or production ramp-up of new products;
•our ability to attract and retain qualified executives, management and other key employees;
•the need to formulate and implement effective succession plans from time to time for key members of our management team;
•impacts from public health issues (including global pandemics) on the economy, demand for our products or our operations, including the actions and recommendations of governmental authorities to contain such public health issues;
•our ability to identify and successfully complete and integrate acquisitions, divestitures, joint ventures, capital investments and other corporate strategic transactions;

•unplanned interruptions to our manufacturing operations, such as explosions, fires, inclement weather, natural disasters, accidents, equipment failures, labor shortages or disruptions, transportation interruptions, supply interruptions, public health issues (including pandemics and quarantines), riots, civil insurrection or social unrest, looting, protests, strikes, and street demonstrations;
•changes in global or regional climate conditions, the impacts of climate change, and potential government policies adopted in response to such conditions;
•changes in other significant operating expenses;
•changes in currency values and exchange rates between the U.S. dollar and other currencies, particularly the Canadian dollar, Brazilian real, Chilean peso, and Argentine peso;
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
•challenges to or exploitation of our intellectual property or other proprietary information by our competitors or other third parties;
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
In addition to the foregoing and any risks and uncertainties specifically identified in the text surrounding forward-looking statements, any statements in the reports and other documents filed by us with, or furnished by us to, the SEC that warn of risks or uncertainties associated with future results, events, or circumstances identify important factors that could cause actual results, events, and circumstances to differ materially from those reflected in the forward-looking statements.
The forward-looking statements that we make, or that are made by others on our behalf, are based on our knowledge of our business and our operating environment and assumptions that we believe to be, or will believe to be, reasonable when such forward-looking statements are or will be made. As a consequence of the factors described above, the other risks, uncertainties, and factors we disclose below and in the reports and other documents filed by us with the SEC, other risks not known to us at this time, changes in facts, assumptions not being realized or other circumstances, our actual results may differ materially from those discussed in or implied or contemplated by our forward-looking statements. Consequently, this cautionary statement qualifies all forward-looking statements we make, or that are made on our behalf, including those made herein and incorporated by reference herein. We cannot assure you that the results or developments expected or anticipated by us will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for us or affect us, our business, our operations or our operating results in the manner or to the extent we expect. We caution readers not to place undue reliance on such forward-looking statements, which speak only as of their dates and are inherently uncertain. We undertake no obligation to revise or update any of the forward-looking statements to reflect subsequent events or circumstances except to the extent required by applicable law.

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

*
All or a portion of the referenced section is incorporated by reference from our Definitive Proxy Statement for our 2024 Annual Meeting of Stockholders (which is expected to be filed with the SEC within 120 days after the end of our 2023 fiscal year).

PART I
ITEM 1.    Business
GENERAL
We are a leading provider of high-performance building solutions that meet the demands of builders, remodelers, and homeowners worldwide. Serving the new home construction, repair and remodeling, and outdoor structures markets, we have leveraged our expertise to become an industry leader known for innovation, quality, reliability, and sustainability. The principal customers for our building solutions are retailers, wholesalers, and home building and industrial businesses in North America and South America, with limited sales in Asia, Australia, and Europe. Since our founding in 1972, LP has been Building a Better World™ by helping customers construct beautiful and durable homes. We are headquartered in Nashville, Tennessee, and as of December 31, 2023, we operated 23 plants across the U.S., Canada, Chile, and Brazil.
The table below summarizes the relative sizes of our business segments in 2023:

Segment	Net Sales (in millions)	Percentage of 2023 Net Sales
Siding	$1,328	51%
Oriented Strand Board (OSB)	1,026	40%
LP South America (LPSA)	205	8%
Other	22	1%
	$2,581
OUR BUSINESS SEGMENTS
Siding
We believe that we are the largest producer of engineered wood siding in North America. Our Siding segment serves diverse end markets with a broad product offering, including LP® SmartSide® Trim & Siding, LP® SmartSide® ExpertFinish® Trim & Siding, LP BuilderSeries® Lap Siding, and LP® Outdoor Building Solutions™ (collectively referred to as Siding Solutions). Our Siding Solutions products consist of a full line of engineered wood siding, trim, soffit, and fascia. As compared to solid wood, these products offer superior protection against hail, wind, moisture, fungal decay, and termites. The LP SmartSide environmental product declarations (EPDs), which detail the cradle-to-grave energy and materials required to produce LP SmartSide Lap, Panel and Trim in North America, demonstrate that the product stores more carbon than is released during its lifecycle, making it a carbon-negative exterior siding product. Our Siding Solutions products are used in new home construction, repair and remodeling projects, and outdoor structures such as sheds.
We intend to continue growing sales in our Siding segment and to increase the breadth of our Siding Solutions product offerings. To do so, we plan to increase the production capacity of these high-margin, value-added products through the addition of new plants, additional conversion of existing Oriented Strand Board plants to Siding manufacturing plants, expansion of our capacity at existing Siding facilities, and expansion of our prefinished capacity and offerings. We will also seek to drive continued product innovation by utilizing our technological and engineering expertise in wood composites, overlays, chemical treatments, and durable and beautiful paints to better address the needs of our customers.
In May 2023, we acquired an idle manufacturing facility in Wawa, Ontario, Canada from a third party for $80 million. We anticipate converting the Wawa manufacturing facility into an LP® SmartSide® Trim & Siding mill in the future according to the needs of our business. We are evaluating project schedules and market demand to determine when we will begin related construction work.

Oriented Strand Board (OSB)
OSB is a structural building panel product made from wood strands, arranged in layers, and bonded with resin and wax. Developed as a less expensive and more sustainable alternative to plywood, OSB is used as roof decking, sidewall sheathing and floor underlayment. Our OSB segment manufactures and distributes OSB structural panel products, including the innovative value-added OSB product portfolio known as LP® Structural Solutions (which includes LP TechShield® Radiant Barrier, LP WeatherLogic® Air & Water Barrier, LP Legacy® Premium Sub-Flooring, LP NovaCore® Thermal Insulated Sheathing, LP FlameBlock® Fire-Rated Sheathing, and LP TopNotch® 350 Durable Sub-Flooring). Our LP Structural Solutions products are engineered to provide a variety of features such as superior fire resistance, enhanced water and moisture protection and greater weight-bearing capacity.
We intend to continue to grow sales of our LP Structural Solutions portfolio as a percentage of our total production and to aggressively manage cost through (i) the efficiency with which we operate our manufacturing facilities (as measured by a widely used operational metric called Overall Equipment Effectiveness, or OEE), (ii) the efficiency with which we convert sustainably harvested wood fiber into our products, and (iii) our ongoing work to optimize logistics and reduce other costs.
LP South America (LPSA)
We believe that we are the leading producer of OSB and siding products in South America and that we are positioned to capitalize on the growing demand for materials used in wood-based residential construction in South America. Our LPSA segment manufactures and distributes LP OSB structural panel and Siding Solutions products in South America and certain export markets. This segment also sells and distributes a variety of companion products to support the region’s transition to wood frame construction. The LPSA segment carries out manufacturing operations in Chile and Brazil and operates sales offices in Argentina, Brazil, Chile, Colombia, Mexico, Paraguay, and Peru.
OUR BUSINESS STRATEGY
Grow Our Siding Business. We believe that our leadership position in engineered wood siding allows us to benefit from demand growth, particularly as sustainable engineered wood products continue to displace alternative siding materials such as vinyl, fiber cement, and other materials. We have consistently grown our Siding segment above the underlying market growth rates, and this segment is less sensitive to new housing market cyclicality as over 50% of demand for our Siding Solutions comes from other markets, including off-site structure production and repair and remodeling. We believe that long-term market trends and demographics suggest continued growth in demand for sustainable engineered wood siding in these markets, which we believe we are well-positioned to meet.
During 2023, we completed the conversion of our existing OSB mill in Sagola, Michigan into a Siding Solutions mill. This conversion provided our business an additional 300 million square feet of Siding Solutions capacity. In 2023, we also completed the construction of our new ExpertFinish facility in Bath, New York, which added approximately 55 million square feet of ExpertFinish capacity. Additionally in 2023, we acquired an idle manufacturing facility in Wawa, Ontario, Canada. We anticipate converting the Wawa manufacturing facility into an LP SmartSide Trim & Siding mill in the future. Following the conversion of the Wawa facility, we anticipate adding Siding Solutions production capacity through an expansion of our existing Siding Solutions mill in Houlton, Maine. We are evaluating project schedules and market demand to determine when we would begin related construction work for both the Wawa facility and the subsequent expansion of the Houlton facility.

Generate Value-Added Sales Growth Through Customer Focus and Innovation. We believe that our products help our customers and end users to mitigate various challenges associated with building and construction activity, including labor shortages because they are relatively easy to work with and allow for the consolidation of multiple steps into a single product system. We believe our marketing programs aim to drive awareness of our products and a greater understanding of our products’ specific features among builders, repair and remodel contractors, industrial manufacturers, and major home improvement retailers. Through our sales efforts, we target customers by distribution channel and focus on providing them with a broad array of traditional and specialty building products coupled with quality service. Our facilities are strategically located in the U.S., Canada, Chile, and Brazil to allow us to maintain geographic proximity to our customers and to remain responsive to their changing needs. We prioritize high-quality service and continue to build on our reputation for on-time shipments. In addition, we continually seek to identify new specialty building solutions and markets where we can utilize our core competencies in the design, manufacturing, and marketing of building products.
Focus on Operating Efficiency, Cost Reduction, and Portfolio Optimization. We continue to improve the OEE of our manufacturing facilities. We believe our OEE programs have produced excellent returns and generated many best practices that have been applied across our manufacturing system. Given these initiatives and the strategic locations of many of our facilities, we believe that we are very competitive regarding average delivered cost.
As market conditions change, we will continue to adapt our product mix, selectively invest in new technologies that modernize our manufacturing facilities and manage our capacity to best match customer demand. We believe that these strategies improve our portfolio and margins and enhance the quality and consistency of our earnings.
Pursue Selected Strategic Transactions. We continuously evaluate strategic investments in assets, businesses, and technologies, as well as investments that improve the performance of our businesses. We believe that our pursuit of these opportunities, if successful, could enable us to increase the size and scope of our businesses or joint ventures.
Expand Internationally. We believe that our investments in South America will help us continue to satisfy the growing demand for wood-based residential construction in this region. We believe that investments in this region can continue to be funded by cash generated by our LPSA segment. Investments as a market leader in this region should allow us to capitalize on demand while diversifying our revenue mix and market cyclicality.
OUR MARKETS
Our sales and marketing efforts are primarily focused on traditional distribution, professional building products dealers, home centers, third-party wholesale buying groups, and end users, particularly home builders, industrial manufacturers, and repair and remodel contractors. The wholesale distribution channel includes a variety of specialized and broad-line wholesale distributors and dealers focused primarily on the supply of products for use by professional builders and contractors. The retail distribution channel includes large retail chains catering to the do-it-yourself (DIY) and repair and remodeling markets, as well as smaller independent retailers.
OUR CUSTOMERS
We seek to maintain a broad customer base and a balanced approach to national distribution through both wholesale and retail channels. In 2023, our top ten customers accounted for approximately 50% of our sales. Our principal customers include the following:
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
•Retail home centers that provide access to consumer markets with a broad selection of home improvement materials and increasingly serve professional builders, DIY remodelers, and trade contractors; and
•Off-site structure producers that design, construct, and distribute prefabricated residential and light commercial structures, including fully manufactured, modular, and panelized structures, for consumer and professional markets.

OUR COMPETITORS / COMPETITION
The building products industry is highly competitive. We compete internationally with several thousand forest and building products firms, ranging from very large, fully integrated firms to smaller enterprises that may manufacture a few items. We also compete less directly with firms that manufacture substitutes for wood building products.
Our specialty products, including Siding Solutions and LP Structural Solutions, generally compete based on product features, benefits, quality, sustainability, and availability. Our commodity OSB products generally compete based on price, quality, and availability of products.
OUR MANUFACTURING
We operate manufacturing facilities throughout North America and South America. Our facilities utilize the best available manufacturing techniques based on the needs of our business segments, and we work continuously to improve our operating efficiency and productivity, as measured by OEE. We currently operate 20 strategically located manufacturing and production facilities in the U.S. and Canada, two facilities in Chile, and one facility in Brazil.
STRATEGIC SOURCING
We rely on various suppliers to furnish the raw materials and inputs used in the manufacturing of our products. To maximize our effectiveness in the marketplace, we have a centralized strategic sourcing group that consolidates purchases of certain materials and indirect items across business segments. The goal of the strategic sourcing group is to develop global strategies for a given component group, identify vendors and suppliers that meet our business requirements, and develop long-term relationships with those vendors and suppliers. By developing these strategies and relationships, we seek to leverage our material needs to implement leading practices, reduce costs, improve process efficiency, improve operating performance, and ensure continuity of supply.
RAW MATERIALS
Wood fiber is the primary raw material used in most of our operations, and the primary source of wood fiber is timber. The primary end-markets for timber harvested in the United States and Canada are manufacturers who supply: (1) the housing market, where timber is used in the construction of new housing and the repair and remodeling of existing housing; (2) the pulp and paper market; (3) commercial and industrial markets; (4) export markets; and (5) emerging biomass energy production markets. The supply of timber can be limited by particular factors that influence the accessibility of timberlands. These factors include policies governing forest management, Indigenous rights-based interests, alternate uses of land, and loss to urban or suburban real estate development. Because wood fiber is subject to commodity pricing, the cost of various types of timber that we purchase in the market has, at times, fluctuated greatly due to weather, government policies and regulations, or economic and other industry conditions. However, our mills are generally located near large and diverse supplies of timber. We source all our wood fiber sustainably, as certified according to the standards of the Sustainable Forestry Initiative® (SFI®) and the Programme for the Endorsement of Forest Certification (PEFC®).
In addition to wood fiber, we use significant quantities of various resins in our manufacturing processes. Resin product costs are influenced by changes in the prices of raw materials used to produce resin, primarily petroleum products and energy, as well as competing demand for resin products. Currently, we purchase most of our resin from five major suppliers. However, there can be no assurance that pricing or availability of resins will not be impacted by competing demand or supply chain disruptions due to significant weather or other uncontrollable events.
While a significant portion of the energy requirements of our plants are met by the energy produced from the conversion of wood waste, we also purchase electricity and natural gas. Energy prices have experienced significant volatility in recent years, particularly in deregulated markets. We attempt to mitigate our exposure to energy price changes through the selective use of long-term supply agreements.

SEASONALITY
Our business is subject to seasonal variances, with demand for many of our products tending to be higher during the building season, which generally occurs in the second and third calendar quarters in North America and the fourth and first calendar quarters in South America.
GOVERNMENT REGULATION
Our operations are subject to the laws and regulations of the United States and multiple foreign jurisdictions. These laws and regulations, which differ among jurisdictions and are subject to change, include those related to financial and other disclosures, accounting standards, corporate governance, environmental policy, intellectual property, tax, trade, antitrust, labor and employment, immigration and travel, privacy, and anti-corruption, among others. Additional information concerning legal and regulatory matters is set forth under “Risk Factors – Legal and Regulatory Risk Factors” in Item 1A of this annual report on Form 10-K.
We are subject to income taxes and other corporate taxes in the United States and foreign jurisdictions. Our provision for income taxes and our effective tax rate could be affected by numerous factors, including changes in applicable tax laws, interpretations of applicable tax laws, the amount and composition of pre-tax income in jurisdictions with differing tax rates, and the valuation of deferred tax assets. Additional information concerning tax matters is set forth under “Risk Factors – Legal and Regulatory Risk Factors - Regulatory and statutory changes applicable to us or our customers, including changes in effective tax rates or tax law, could adversely affect our financial condition and results of operations” in Item 1A of this annual report on Form 10-K, and in "Note 8 - Income Taxes" of the Notes to the Consolidated Financial Statements included in Item 8 of this annual report on Form 10-K.
Our operations are also subject to many environmental laws and regulations governing, among other things, the discharge of pollutants and other emissions on or into the land, water, and air, the disposal of hazardous substances or other contaminants, the remediation of contamination, and the restoration and reforestation of timberlands. In addition, certain environmental laws and regulations impose liability and responsibility on present and former owners, operators, or users of facilities and sites for contamination at such facilities and sites without regard to causation or knowledge of contamination. Compliance with environmental laws and regulations may significantly increase the costs of our operations. In some cases, plant closures could invoke more rigorous compliance requirements. Violations of environmental laws and regulations could subject us to additional costs and expenses, including defense costs and expenses and civil and criminal penalties. We cannot guarantee that the environmental laws and regulations to which we are subject will not become more stringent or be more stringently implemented or enforced in the future.
Changes in global or regional climate conditions and current or future governmental responses to such changes at the international level and U.S. federal and state levels, such as regulating and/or taxing the production of carbon dioxide and other greenhouse gases to facilitate the reduction of emissions into the atmosphere, requiring certain entities to disclose details about the emissions of greenhouse gases and/or the imposition of taxes or other incentives to produce and use “cleaner” energy, may increase energy costs, limit timber harvest levels, increase costs associated with disclosure related to greenhouse gases and impact our operations or our planned or future growth. Because our manufacturing operations depend on significant amounts of energy and raw materials, these initiatives could have an adverse impact on our operations and profitability. Future legislation or regulatory activity in this area remains uncertain, as does the potential impact on our business and operations.
We are committed to complying with all applicable environmental laws and regulations and intend to devote significant management attention to such matters. In addition, we occasionally undertake construction projects for environmental control equipment or incur other environmental costs that extend an asset’s useful life, improve its efficiency, and/or improve the property's marketability.
Additional information concerning environmental matters is set forth under Item 3 "Legal Proceedings", and in "Note 14 - Commitments and Contingencies" of the Notes to the Consolidated Financial Statements included in Item 8 of this annual report on Form 10-K.

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
Labor Relations. As of December 31, 2023, we employed approximately 4,100 team members, comprising approximately 2,700 in the United States, 800 in Canada, and 600 in South America. Approximately 3,100 team members were employed at manufacturing facilities, and approximately 800 team members were subject to collective bargaining agreements and/or national trade union agreements. We are committed to working collaboratively with the unions that represent some of our employees.
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
LP is committed to continual improvement of our health and safety performance. We establish internal annual targets and seek continual safety performance improvements every year. One of the metrics that we carefully track is Total Incident Rate (TIR), a common industry measure of recordable incidents per 100 employees. We have established a targeted TIR of <1.0 per year, which we believe represents industry-leading performance, and for the year ended December 31, 2023, actual TIR of 0.5 was better than our target. To further enhance our commitment to safety, we have also implemented a Serious Injury and Fatality (SIF) prevention program and the tracking of Weighted Incident Rate (WIR). The SIF prevention program is a proactive approach to address the most significant exposures our employees face on the job. WIR tracking reflects the severity and frequency of incidents to monitor our safety performance. The SIF prevention program and WIR tracking enhance hazard recognition and employee engagement and drive our teams to evaluate controls to ensure we are incorporating improved levels of protection whenever possible. We use this data to prioritize, manage, and carefully track safety performance at all our facilities and integrate sound safety practices to make a meaningful difference in every facet of our operations.
Inclusion and Belonging. We embrace the diversity of our team members, customers, stakeholders, and consumers, including their unique backgrounds, experiences, ideas, and talents, and are committed to continued efforts to foster an inclusive workplace. All LP team members are valued and appreciated for their distinct contributions to the growth and sustainability of our business. We strive to cultivate a culture and vision that supports and enhances our ability to recruit, develop, and retain diverse talent at every level.
Our executive management team provides oversight of our programs, policies, and initiatives focusing on workforce inclusion and belonging, talent and development, and compensation and benefits. It is our policy to fully comply with all laws (domestic and foreign) applicable to equal employment opportunity and discrimination in the workplace.
Talent and Development. Our talent strategy is focused on cultivating a safe and supportive workplace that attracts and welcomes innovative, agile, diverse and resilient talent committed to value creation. We are committed to recognizing and rewarding the contributions of our valued employees while continually working to develop, engage, and retain our workforce. We focus on the team member experience, removing barriers to engagement, further modernizing the human relations process, and continually improving the equity and effectiveness of all talent practices.
Our talent development programs provide employees with the resources they need to help achieve their career goals, build management skills, and lead the Company.

Compensation and Benefits. We strive to provide competitive compensation and benefits programs to help meet the needs of our employees and offer the flexibility, inclusivity, choice and protection necessary to retain top talent.
While subject to change, our current benefit programs may include, depending on country/region and employment position, stock-based awards granted pursuant to our stock award plans, awards granted under our annual cash incentive award plan, a 401(k) plan or defined contribution plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family medical leave, paid parental leave (maternity, bonding, adoption, and surrogacy), an employee emergency support fund, tuition assistance, and scholarship programs.
We also provide our employees and their families with access to a variety of innovative, flexible, and convenient health and wellness programs. These benefits provide protection and security so employees can have peace of mind concerning events that may impact their financial well-being. In addition, we offer employees the ability to customize benefit options to meet their individual needs and the needs of their families.
SEGMENT AND PRICE TREND DATA
The following tables present summary data for each of the last three years relating to: (i) housing starts within the United States, (ii) our sales volumes, and (iii) our OEE performance. We consider the following items to be key performance indicators for our business because LP’s management uses these metrics to evaluate our business and trends in our industry, measure our performance, and make strategic decisions. We believe that the key performance indicators presented may provide additional perspective and insights when analyzing our core operating performance. These key performance indicators should not be considered superior to, as a substitute for, or as an alternative to, and should be considered in conjunction with the financial measures that were prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). These measures may not be comparable to similarly titled performance indicators used by other companies.
In addition, information concerning our: (i) net sales by business segment; (ii) profit by business segment; (iii) identifiable assets by segment; (iv) depreciation and amortization by business segment; (v) capital expenditures by business segment; and (vi) geographic segment information, is included in "Note 18 - Segment Information" of the Notes to the Consolidated Financial Statements included in Item 8 of this annual report on Form 10-K.
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

	Year Ended December 31,
	2023	2022	2021
Housing starts[1]:
Single-Family	945	1,005	1,127
Multi-Family	469	547	474
	1,413	1,553	1,601
1 Actual U.S. Housing starts data, in thousands, reported by U.S. Census Bureau is based upon information published through January 18, 2024.

Sales Volume Information Summary
We monitor sales volumes for our products in our Siding, OSB, and LPSA segments, which we define as the number of units of our products sold within the applicable period. Evaluating sales volume by product type helps us identify and address changes in product demand, broad market factors that may affect our performance, and opportunities for future growth. It should be noted that other companies may present sales volume data differently, and therefore, as presented by us, sales volume data may not be comparable to similarly titled measures reported by other companies. We believe that sales volumes can be a useful measure for evaluating and understanding our business.

	Year Ended December 31, 2023
Sales Volume	Siding	OSB	LPSA	Total
Siding Solutions (MMSF)	1,547	—	33	1,580
OSB - Structural Solutions (MMSF)	—	1,559	502	2,061
OSB - Commodity (MMSF)	—	1,512	—	1,512

	Year Ended December 31, 2022
Sales Volume	Siding	OSB	LPSA	Total
Siding Solutions (MMSF)	1,797	—	33	1,830
OSB - Structural Solutions (MMSF)	—	1,803	554	2,357
OSB - Commodity (MMSF)	—	1,944	—	1,944

	Year Ended December 31, 2021
Sales Volume	Siding	OSB	LPSA	Total
Siding Solutions (MMSF)	1,621	—	46	1,667
OSB - Structural Solutions (MMSF)	—	1,664	615	2,279
OSB - Commodity (MMSF)	—	2,014	—	2,014
Overall Equipment Effectiveness Summary
We measure OEE of each of our mills to track improvements in the utilization and productivity of our manufacturing assets. OEE is a composite metric that considers asset uptime (adjusted for capital project downtime and similar events), production rates, and finished product quality. We believe that when used in conjunction with other metrics, OEE can be a useful measure for evaluating our ability to generate profits, and that providing this measure should allow interested persons to monitor operational improvements. We use a best-in-class target across all LP sites that allows us to optimize capital investments, focus maintenance and reliability improvements, and improve overall equipment efficiency. It should be noted that other companies may present OEE data differently, and therefore, as presented by us, OEE data may not be comparable to similarly titled measures reported by other companies.

	Years Ended December 31,
	2023	2022	2021
Siding	77%	76%	73%
OSB	75%	72%	74%
LPSA	75%	71%	77%

AVAILABLE INFORMATION
We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and from time to time, other documents with the SEC. Our SEC filings are available to the public over the Internet at the SEC’s website at http://www.sec.gov.
In addition, we will make available our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act through our Internet website at http://www.lpcorp.com under the “For Investors” tab as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on, or accessible through, our website is not a part of, and is not incorporated by reference into, this annual report on Form 10-K.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following list sets forth information about our executive officers. All information is as of the date of the filing of this annual report on Form 10-K.
W. Bradley Southern, age 64, has been Chairperson of the Board of Directors since May 2020 and Chief Executive Officer of the Company since July 2017, and previously was Executive Vice President, Chief Operating Officer from November 2016 to June 2017. Prior to that, Mr. Southern served as Executive Vice President of OSB beginning in March 2015, Senior Vice President of Siding beginning in 2012 and Vice President of Specialty Operations beginning in 2004.
Michael W. Blosser, age 62, has been Senior Vice President, Manufacturing Services since July 2017, and previously served as manufacturing manager for the Company’s Siding business before becoming Vice President in June 2007 with responsibility for the Company’s corporate safety and environmental efforts, as well as the forest resources division, procurement and logistics.
Nicole C. Daniel, age 55, has been Senior Vice President, General Counsel and Corporate Secretary since September 2019. From July 2013 to September 2019, Ms. Daniel served as Vice President, General Counsel and Corporate Secretary at Ciner Resources LP, a leading producer of natural soda ash, which was known as OCI Enterprises prior to its purchase by Ciner in 2015. She also held legal and compliance leadership roles at Albemarle Corp from 2002 to 2013.
Alan J.M. Haughie, age 60, has been Executive Vice President, Chief Financial Officer since January 2019. From 2013 to 2017, he was Senior Vice President and Chief Financial Officer of ServiceMaster Global Holdings Inc., a Fortune 1000 public company that provides residential and commercial services. From 2010 until 2013, Mr. Haughie served as Senior Vice President and Chief Financial Officer of Federal-Mogul Corporation.
Jimmy E. Mason, age 45, has been Executive Vice President, General Manager, OSB since February 2022. Prior to that, he served as Vice President, Siding Manufacturing from November 2018 to February 2022, as Director Regional Operations for the Company’s Siding business from January 2018 to November 2018, and as Regional Operations Manager for the Siding business from 2015 until January 2018. Mr. Mason has worked in manufacturing operations since 2001, joining the Company in 2006. Prior to joining the Company, Mr. Mason held positions with International Paper and Milliken & Company.
Jason P. Ringblom, age 41, has been Executive Vice President, General Manager, Siding since February 2022. He previously also held the title Executive Vice President, General Manager, EWP from February 2022 until August 2022, when the Company sold the assets related to its Engineered Wood Products (“EWP”) business. Prior to that, Mr. Ringblom served as Executive Vice President, OSB and EWP from January 2017 to February 2022 and as Vice President of OSB sales and marketing from February 2015 to December 2016, and has held various other sales leadership positions at the Company since 2004.

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
BUSINESS AND OPERATIONAL RISK FACTORS
Unplanned events may interrupt our manufacturing operations, which may adversely affect our business. The manufacturing of our products is subject to unplanned events such as explosions, fires, inclement weather, natural disasters, accidents, equipment failures, labor disruptions, transportation interruptions, supply interruptions, public health issues (including pandemics and quarantines), riots, civil insurrection or social unrest, looting, protests, strikes, and street demonstrations. During the year ended December 31, 2023, fire interruptions reduced production by less than 1%, but future fire or other operational interruptions could significantly curtail the production capacity of a facility for a period of time. We have redundant capacity and capability to produce many of our products within our manufacturing platform to mitigate our business risk from such interruptions, but major or prolonged interruptions could compromise our ability to meet our customers' needs. Delayed delivery of our products to customers who require on-time delivery from us may cause customers to purchase alternative products at a higher cost, reschedule their own production, or incur other incremental costs. Customers may be able to pursue financial claims against us for their incremental costs, and we may incur costs to correct such problems in addition to any liability resulting from such claims. Interruptions may also harm our reputation among actual and potential customers, potentially resulting in a loss of business. To the extent these losses are not covered by insurance, our financial position, results of operations, and cash flows could be adversely affected by such events.
We mostly depend on third parties for transportation services and increases in costs or changes in the availability of transportation could materially and adversely affect our business and operations. Our business depends on the transportation of many products, both domestically and internationally. We rely primarily on third parties for transportation of the products we manufacture and/or distribute as well as for delivery of our raw materials. In particular, a significant portion of the goods we manufacture and raw materials we use are transported by railroad or trucks, which are highly regulated. There may be labor unrest or disputes, including strikes and work stoppages, among workers at various transportation providers and in industries affecting the transportation industry, including those that are unionized, like the railroad industry. If any of our third-party transportation providers were to fail to deliver the goods we manufacture or distribute in a timely manner, including as a result of the impacts arising from global pandemics or worsening economic conditions, we may be unable to sell those products at full value or at all. Similarly, if any of these providers were to fail to deliver raw materials to us in a timely manner, we may be unable to manufacture our products in response to customer demand. In addition, if any of these third parties were to cease operations or cease doing business with us, we may be unable to replace them at a reasonable cost. Any failure of a third-party transportation provider to deliver raw materials or finished products in a timely manner could harm our reputation, negatively affect our customer relationships and have a material adverse effect on our financial condition and results of operations. In addition, an increase in transportation rates and oil and/or fuel surcharges could materially and adversely affect our sales and profitability.

Our reliance on third-party wholesale distribution channels could impact our business. We offer our products directly and through a variety of third-party wholesale distributors and dealers. Adverse changes in the financial or business condition of these wholesale distributors and dealers or our customers, including as a result of the impacts arising from global pandemics, geopolitical conflicts, supply chain disruptions, or inflation, could subject us to losses and affect our ability to bring our products to market. One or more of our customers may experience financial difficulty, file for bankruptcy protection, or go out of business as a result of general market conditions or various other events, which could result in an increase in customer financial difficulties that affect us. The direct impact on us could include reduced revenues and write-offs of accounts receivable and could negatively impact our cash flow. While we currently cannot estimate what those effects will be, if they are severe, the indirect impact could include impairments of intangible assets and reduced liquidity, among others. Any such adverse changes could have a material adverse effect on our business, financial position, liquidity, results of operations, and cash flows. Further, our ability to effectively manage inventory levels at wholesale distributor locations may be impaired as a result of adverse changes in the financial or business condition of such wholesale distributors, which could increase expenses associated with excess and obsolete inventory and negatively impact our cash flows.
We may experience difficulties in the development, launch or production ramp-up of new products, which could adversely affect our business. Our continued success depends in part on our ability to develop new products that will meet the demands of our customers. We may not be successful in developing new products on an effective and financially profitable basis. Additionally, as we ramp up manufacturing processes for newly introduced products, we may experience difficulties, including manufacturing disruptions, delays, or other complications, which could adversely impact our ability to serve our customers, our reputation, our costs of production, and, ultimately, our financial position, results of operations and cash flows.
We may be unable to attract and retain qualified executives, management and other key employees. Our success depends in part on our ability to attract and retain employees with the skills necessary to operate and maintain our facilities, produce our products and serve our customers. Our key executives and management employees are important to our business and could be difficult to replace because they have extensive experience and skills relevant to our industry and business operations. In addition, the competition for skilled manufacturing, engineering, sales and other personnel, both hourly and salaried, may be intense in the regions where we operate. Our failure to hire and retain employees capable of performing at a high level, to successfully implement succession plans for executives and management employees, or to implement effective training plans for new personnel could jeopardize our ability to grow our business and could adversely impact our financial position, results of operations and cash flows.
Cybersecurity risks related to the technology used in our operations and other business processes, as well as security breaches of Company, customer, consumer, employee, or vendor information, could adversely affect our business. We rely on various information technology systems to capture, process, store, and report data and interact with customers, consumers, vendors, and employees. Despite careful security and controls design, implementation, updating, and internal and independent third-party assessments, our information technology systems, and those of our third-party providers, could become subject to security breaches, cyber-attacks, ransomware attacks, employee misconduct, computer viruses, unauthorized access attempts, phishing, social engineering, misplaced or lost data, programming and/or human errors or other similar events. Network, system, and data breaches could result in misappropriation of trade secrets or sensitive data or operational disruptions, including interruption to systems availability and denial of access to, and misuse of, applications required by our customers and vendors to conduct business with us. In addition, hardware and operating system software and applications that we procure from third parties may contain defects in design or manufacture, including "bugs" and other problems that could unexpectedly interfere with the operation of the systems. Misuse of internal applications, theft of intellectual property, trade secrets, or other corporate assets, and inappropriate disclosure of confidential information could stem from such incidents. A cybersecurity breach could result in manipulation and destruction of sensitive data, cause critical systems to malfunction, be damaged or shut down, and lead to disruption to our operations and production downtimes, potentially for lengthy periods. Theft of personal or other confidential data and sensitive proprietary information could also occur as a result of a cybersecurity breach, exposing us to costs and liabilities associated with privacy and data security laws in the jurisdictions in which we operate.

While we have security measures in place that are designed to protect customer and other sensitive information and the integrity of our information technology systems and prevent data loss and other security breaches, our security measures or those of our third-party service providers may not be sufficiently broad in scope to protect all relevant information, may not function as planned, or may be breached as a result of third-party action, employee or vendor error, malfeasance, or otherwise. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently or may be designed to remain dormant until a predetermined triggering event and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement sufficient control measures to defend against these techniques. Once a security incident is identified, we may be unable to fully remediate or otherwise respond to such an incident in a timely manner, which may cause us to incur remediation or other costs or subject us to demands to pay a ransom fee. Additionally, a breach could expose us and our customers, consumers, vendors, and employees to risks of misuse of such information. Such negative consequences of cyberattacks, cybersecurity failures or other security breaches could impact our ability to operate our businesses effectively, adversely affect our reputation, competitive position, business or financial results, and expose us to potential liability, litigation, governmental inquiries, investigations or regulatory enforcement actions. In addition, the lost profits and increased costs related to cybersecurity or other security threats or disruptions may not be fully insured against or indemnified by other means. As a result, cybersecurity and the continued development and enhancement of our controls, processes, and practices remain a priority for us. We may be required to expend additional resources to continue to enhance our security measures necessary to investigate and remediate any security vulnerabilities. We cannot predict the degree of any impact that increased monitoring, assessing, or reporting of cybersecurity matters would have on operations, financial conditions and results.

From time to time, we may implement new technology systems or replace and/or upgrade our current information technology systems. These upgrades or replacements may not improve our productivity to the levels anticipated and may subject us to inherent costs and risks associated with implementing, replacing, and updating these systems, including potential disruption of our internal control structure, substantial capital expenditures, demands on management time and other risks of delays or difficulties in transitioning to new systems or of integrating new systems into other existing systems. Our inability to prevent information technology system disruptions or to mitigate the impact of such disruptions could have an adverse effect on our business.
Because our intellectual property and other proprietary information may become compromised, we are subject to the risk that competitors could copy our products or processes. Our success depends, in part, on the proprietary nature of our technology, including non-patentable intellectual property, such as our process technology. To the extent that a competitor can reproduce or otherwise capitalize on our technology, it may be difficult, expensive, or impossible for us to obtain adequate legal remedies or other recourse. Also, the laws of some foreign countries may not protect our intellectual property to the same extent as do the laws of the United States. In addition to patent protection of intellectual property rights, we consider elements of our product designs and processes to be proprietary and confidential, and/or trade secrets. To safeguard our confidential information, we rely on employee, consultant, and vendor nondisclosure agreements and contractual provisions and a system of internal and technical safeguards. However, any of our registered or unregistered intellectual property rights may be subject to challenge or possibly exploited by our competitors or other third parties, which could materially adversely affect our financial position, results of operations, cash flows, and competitive position.
We manufacture our products in jurisdictions outside the United States and are exposed to risks associated with international business operations. We manufacture our products in the United States, Canada, Chile, and Brazil and sell our products primarily in North America and South America. Accordingly, we are subject to risks associated with potential disruption caused by changes in political, monetary, economic, and social environments, including civil and political unrest, terrorism, possible expropriation, local labor conditions (including labor disruptions or shortages), changes in laws, regulations, and policies of foreign governments and trade disputes with the United States (including tariffs), and compliance with U.S. laws affecting activities of U.S. companies abroad, including tax laws, economic sanctions and enforcement of contract and intellectual property rights.

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
•work stoppages, unionization efforts and labor strikes;
•fluctuations in currency exchange rates, particularly the value of the U.S. dollar relative to other currencies; and
•social and political unrest, geopolitical and military conflicts, terrorism and economic instability.
If any of these or other factors were to render the conduct of our business in a particular country undesirable or impractical, our business, financial condition, or results of operations could be materially adversely affected.
We may pursue acquisitions, divestitures, joint ventures, capital investments and other corporate strategic transactions from time to time. These transactions may involve risks or may not be successful. Our business strategy may depend, in part, on our ability to accomplish successful acquisitions, divestitures, joint ventures, capital investments and other corporate strategic transactions that we may pursue. The benefits we typically expect to achieve from such corporate strategic transactions may include, among other things, synergies, cost savings, growth opportunities and access to new markets, and in the case of divestitures, the disposition of businesses or assets that do not align with our long-term strategy and the realization of proceeds from the sale of businesses and assets to unrelated purchasers. We are subject to the risk that we may not achieve the expected benefits associated with such transactions. Failure to achieve such benefits could have a material adverse impact on our financial position, operating results and cash flows.
Additionally, corporate strategic transactions that we may pursue may involve a number of special risks, including, among other things, the diversion of management attention and business resources in connection with the pursuit of such transactions and the integration of acquired assets or businesses into our operations, the demands on our financial, operational and information technology systems resulting from the acquisition of assets or businesses, and the possibility that we may become responsible for unexpected liabilities resulting from an acquisition for which we may not be adequately indemnified. These and other risks associated with corporate strategic transactions we may pursue may be unpredictable and beyond our control and could have a material adverse impact on our financial position, reputation, operating results and cash flows.
We are subject to physical, operational, transitional, and financial risks associated with climate change and global, regional, and local weather conditions, and with legal, regulatory, and market responses to climate change. There has been an increased focus, including from investors, the general public and U.S. and foreign governmental and nongovernmental authorities, regarding environmental, sustainability, and governance (ESG) matters, including with respect to climate change, greenhouse gas emissions, packaging and waste, sustainable supply chain practices, deforestation, and land, energy, and water use. This increased awareness with respect to ESG matters, including climate change, may result in more prescriptive reporting requirements with respect to ESG metrics, an expectation that such metrics will be voluntarily disclosed by companies such as ours, and increased pressure to make commitments, set targets, or establish goals, and take action to meet them. While we have voluntarily provided certain disclosures with respect to various ESG matters, including climate change, we cannot predict whether such disclosures will be considered sufficient by our stakeholders or relevant governmental or nongovernmental authorities. Additionally, we cannot predict the extent to which any increased monitoring, assessing, or reporting of ESG matters may impact our operations, financial conditions and results.
The unpredictability and frequency of natural disasters such as hurricanes, earthquakes, hailstorms, wildfires, snow, ice storms, the spread of disease, and insect infestations could affect the supply of raw materials or cause variations in their costs, or variations in transportation-related costs. In addition, global climate change may increase the frequency or intensity of extreme weather events, such as storms, floods, heat waves, and other events that could affect our facilities and demand for our products.

Governmental regulations or restrictions intended to reduce greenhouse gas emissions and other climate change impacts are emerging and present potential transition risks. Increased restrictions and regulations could increase operating costs and compliance costs or require expenditures on additional technology, all of which could adversely affect our results of operation. In particular, the State of California recently passed the Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act which could impose broad climate-related disclosure obligations on certain companies doing business in California, including us, starting in 2026. Additionally, the State of California recently passed the Voluntary Carbon Market Disclosures Business Regulation Act, which mandates certain disclosures in connection with claims regarding greenhouse gas emissions. Such disclosure obligations may apply to us. The SEC has included in its regulatory agenda potential rule-making on climate change disclosures that, if adopted, could significantly increase compliance burdens, associated regulatory costs, and complexity.
We believe that we are in compliance in all material respects with existing climate-related regulations and such compliance has not had a material impact on our business; however, the costs of complying with increased regulations and transitioning to a lower-carbon economy may result in expenses that could materially impact our business. Given the rapidly changing nature of environmental laws and regulations, we cannot predict the impact such restrictions may have on our operations.
Our suppliers and the third parties we rely on for transportation may also be impacted by increased ESG reporting requirements or risks associated with the transition to a lower carbon economy, which may adversely impact their ability to provide us with goods and services. If our suppliers or the third parties we rely on for transportation are unable to comply with environmental laws and regulations, we may be unable to meet consumer demands at the same cost or in a timely fashion.
Our reputation may be adversely affected if we are not able to achieve our ESG goals or otherwise meet the expectations of our stakeholders with respect to ESG matters. We strive to deliver shared value through our business. Our diverse group of stakeholders hold us accountable to ensure we continue to demonstrate progress with respect to industry-specific ESG priorities. From time to time, we announce certain aspirations and goals relevant to our priority ESG matters. We periodically publish information about our ESG priorities, strategies, goals, targets and progress on our corporate website and in public filings and update our ESG reporting from time to time. Achievement of these aspirations, targets, plans and goals is subject to risks and uncertainties, many of which are outside of our control, and it is possible that we may not reach all our ESG goals or certain of our stakeholders might not be satisfied with our efforts. Certain challenges we face in meeting our ESG objectives are also captured within our ESG reporting contained on our website, which is not incorporated by reference into and does not form any part of this annual report on Form 10-K or our other filings with the SEC. Perceived failures or delays in meeting our ESG goals could adversely affect public perception of our business, employee morale or customer or stakeholder support, and may negatively impact our financial condition and results of operations.
Our business, financial condition, and results of operations have been, and may again be, adversely affected by global pandemics or other health emergencies. The extent to which global pandemics and/or other health emergencies would impact our business, financial condition, cash flows, and results of operations in the future is uncertain and will depend on numerous evolving factors beyond our control.
Global pandemics and/or other health emergencies may have a material adverse effect on our business or our supply of raw materials, production, distribution channels, and customers, including business shutdowns or disruptions for an indefinite period of time, reduced operations, labor shortages and disruptions, restrictions on manufacturing or shipping products or reduced consumer demand.

The impact of new or ongoing military and geopolitical conflicts, including the conflict between Russia and Ukraine and the conflict in Israel and the surrounding areas, on the global economy, energy supplies and raw materials is uncertain, but may prove to negatively impact our business and operations. The global economy has been negatively impacted by the ongoing military conflict between Russia and Ukraine. Furthermore, governments in the United States and several European and Asian countries have imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia. Although we have no operations in Russia or Ukraine, we have experienced shortages in materials and increased costs for transportation, energy, and raw material due in part to the negative impact of the Russia-Ukraine military conflict on the global economy. The scope and duration of the military conflict in Ukraine is uncertain, rapidly changing and hard to predict. Further escalation of geopolitical tensions related to the military conflict, including increased trade barriers or restrictions on global trade, could result in, among other things, cyberattacks, supply disruptions, lower consumer demand, and changes to foreign exchange rates and financial markets, any of which may adversely affect our business and supply chain.
Our business could be negatively affected by the impact of new or ongoing military or geopolitical conflicts on international markets and the global economy. The specific impact of the conflict in Israel and surrounding areas remains uncertain, but could include increased volatility in financial and commodity markets, increased energy prices, a higher level of general market and macroeconomic instability, and violent protests or social unrest in areas outside the immediate conflict area, among other things. This conflict and other military or geopolitical conflicts that may arise in the future could materially adversely affect our operations, financial position, and results.
INDUSTRY RISK FACTORS
Our business primarily relies on North American new home construction and repair, which are impacted by risks associated with fluctuations in the housing market. Downward changes in the general economy, the housing market, or other business conditions could adversely affect our results of operations, cash flows, and financial condition. The housing market is sensitive to changes in economic conditions and other factors, such as the level of employment, access to labor, consumer confidence, consumer income, availability of financing, prevailing interest rates and the cost of home mortgage financing, inflation levels, and growth of the gross domestic products in the countries in which we operate.
Adverse changes in any of these conditions generally, or in any of the markets where we operate, could decrease demand for our products and could adversely impact our businesses by: causing consumers to delay or decrease homeownership; making consumers more price-conscious, resulting in a shift in demand to smaller homes; making consumers more reluctant to make investments in their existing homes; or making it more challenging to secure loans for major renovations or new home construction. Unfavorable changes in demographics, credit markets, consumer confidence, household incomes, inflation, housing affordability, or housing inventory levels and occupancy rates, or a weakening of the U.S. economy or of any regional or local economy in which we operate, could adversely affect consumer spending, result in decreased demand for our products, and adversely affect our business. Unfavorable changes in single-family housing starts and increased interest rates on major renovations or new home construction during the year ended December 31, 2023, negatively impacted our results of operations for the same period. If conditions in the overall housing market or in a specific market or submarket worsen in the future beyond our current expectations, such changes could continue to have a material adverse effect on our financial position, results of operations, and cash flows. Additionally, higher interest rates, higher levels of unemployment, restrictive lending practices, heightened regulation, and increased foreclosures could have a material adverse effect on our financial position, results of operations, and cash flows.

We have a high degree of product concentration in OSB, which is subject to commodity pricing and associated price volatility. OSB accounted for about 43%, 57%, and 65% of our North American net sales in 2023, 2022, and 2021, respectively, and we expect OSB sales to continue to account for a substantial portion of our revenues and profits in the future. The concentration of our business in the OSB market further increases our sensitivity to commodity pricing and price volatility. Historical prices for our commodity products have been volatile, and we, like other participants in the building products industry, have limited influence over the timing and extent of price changes for our products. Commodity product pricing is significantly affected by the relationship between supply and demand in the building products industry. Product supply is influenced primarily by fluctuations in available manufacturing capacity. Demand is affected by the state of the economy in general and a variety of other factors, including the level of new residential construction activity, home repair and remodeling activity and changes in the availability and cost of mortgage financing. In this competitive environment, with so many variables beyond our control, we cannot guarantee that pricing for our OSB products will not decline from current levels. Decreases in pricing for OSB products may have a material adverse effect on our financial position, liquidity, results of operations, and cash flows. The continued development of builder and consumer preference for our OSB products (commodity and LP Structural Solutions) over competitive products is critical to sustaining and expanding demand for our products. Therefore, a failure to maintain and increase builder and consumer acceptance of our OSB products could also have a material adverse effect on our financial position, liquidity, results of operations, and cash flows.
Intense competition in the building products industry could prevent us from increasing or sustaining our net sales and profitability. The markets for our products are highly competitive. Our competitors range from very large, fully integrated forest and building products firms to smaller firms that may manufacture only one or a few types of products. Many of our competitors may have greater financial and other resources, greater product diversity, and better access to raw materials than we do, and certain of the mills operated by our competitors may be lower-cost producers than the mills we operate. Increased competition in any of the markets in which we operate would likely cause heightened pricing pressures in those markets. Any of these factors could have a material adverse effect on our financial position, results of operations, and cash flows.
Our results of operations may be adversely affected by potential shortages of raw materials and increases in raw material costs. The most significant raw material used in our operations is wood fiber. Wood fiber is subject to commodity pricing, which fluctuates based on market factors over which we have no control. In addition, the cost of various types of wood fiber that we purchase in the market has at times fluctuated greatly because of governmental, economic, or industry conditions and may be affected by increased demand resulting from initiatives to increase the use of biomass materials in the production of heat, power, bio-based products, and biofuels. Wood fiber supply could also be influenced by natural events, such as forest fires, ice storms, wind storms, hurricanes and other severe weather conditions, insect epidemics, plant and tree disease, changing temperature and precipitation patterns and other natural disasters and man-made causes, which may increase wood fiber costs, restrict access to wood fiber, or force production curtailments. In addition to wood fiber, we also use a significant quantity of various resins in our manufacturing processes. Resin product costs are influenced by changes in the prices or availability of raw materials used to produce resins, primarily petroleum products, as well as demand for and availability of resin products and their chemical precursors. Although we have been able to largely recover raw material price increases in the Siding product prices, we are unable to determine to what extent, if any, we will be able to pass any future Siding raw material cost increases through to our customers through product price increases. OSB product prices are largely driven by the ratio of overall OSB demand to industry capacity. Therefore, we are unable to determine to what extent, if any, we will be able to pass any future OSB raw material cost increases through to our customers through product price increases. Our inability to pass increased costs through to our customers could have a material adverse effect on our financial condition, results of operations, and cash flows. In addition, supply disruptions in resin or wood fiber may impact our ability to produce our products or may cause production costs to increase.
Development of Canadian provincial forest lands, from which we obtain wood fiber, can be subject to constitutionally protected Indigenous treaty, Aboriginal title, or Aboriginal rights of recognized Indigenous groups in Canada. Most lands in British Columbia and Quebec are not covered by treaties or by resolved Aboriginal land claims, and as a result, the claims of these Indigenous groups relating to provincial forest lands are largely left unresolved. In areas where there are treaties, such as in Manitoba, where LP operates, provincial governments are required by law to consult with Indigenous nations regarding land use development projects including, forest management plans and operations.

Canadian provincial governments are actively engaged in consultations or negotiations with Indigenous groups. Negotiations sometimes progress slowly and may be subject to litigation if rights-based interests are not fully addressed. In addition, it can take time for Canadian provincial governments to consult with Indigenous groups, and this too can be subject to litigation. To offset this risk, we proactively engage in efforts to share information and develop positive relationships with Indigenous communities that have cultural, spiritual and economic interests in the areas where we operate. This focused engagement enables us to further understand and observe the rights of Indigenous groups relating to forestry activities while also minimizing risks to our business operations. Nonetheless, final or interim resolution of claims brought forward by Canadian provincial governments and Indigenous nations may result in additional restrictions on wood supply, potentially affecting our operational costs and/or timber prices over the long term.
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

We are subject to various environmental, product liability, and other legal proceedings, matters, and claims. The outcome of these proceedings, matters, and claims, and the magnitude of related costs and liabilities, are subject to uncertainties. We currently are, or from time to time in the future may be, involved in a number of environmental matters and legal proceedings, including legal proceedings involving antitrust, warranty or non-warranty product liability claims, negligence, and other claims, including claims for wrongful death, personal injury and property damage alleged to have arisen out of use by others of our or our predecessors’ products or the release by us or our predecessors of hazardous substances. The conduct of our business involves the use of hazardous substances and the generation of contaminants and pollutants. In addition, the end-users of many of our products are members of the general public. Environmental matters and other legal matters and proceedings, including class action settlements relating to certain of our products, have in the past caused and, in the future may cause, us to incur substantial costs. The actual or alleged existence of defects in any of our products could also subject us to significant product liability claims. We have established contingency reserves in our Consolidated Financial Statements with respect to the estimated costs of existing environmental matters and legal proceedings to the extent that our management has determined that such costs are both probable and reasonably estimable as to amount. However, such reserves are based upon various estimates and assumptions relating to future events and circumstances, all of which are subject to inherent uncertainties. We regularly monitor our estimated exposure to environmental and litigation loss contingencies and, as additional information becomes known, may change our estimates significantly. However, no estimate of the range of any such change can be made at this time. We may incur costs in respect of existing and future environmental matters and legal proceedings as to which no contingency reserves have been established. There is no assurance that we will have sufficient resources available to satisfy the related costs and expenses associated with these matters or proceedings. The incurring of costs in excess of our contingency reserves could have a material adverse effect on our business, financial condition, and results of operations.
Regulatory and statutory changes applicable to us or our customers, including changes in effective tax rates or tax law, could adversely affect our financial condition and results of operations. We, and many of our customers, are subject to various national, state and local laws, rules, and regulations. Changes in any of these laws, rules, or regulations could result in additional compliance costs, seizures, confiscations, recalls or monetary fines, any of which could prevent or inhibit the manufacture, distribution and sale of our products.
We are also subject to periodic examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these examinations will not have a material adverse effect on our business, financial condition, and results of operations, or that our provision for income taxes will be sufficient.
We are also exposed to changes in tax law, as well as any future regulations issued and changes in interpretations of tax laws, which can impact our current and future years' tax provisions. For example, the Organization for Economic Cooperation and Development (OECD), Canada and various other countries have committed to enacting substantial changes to numerous long-standing tax principles impacting how large multinational enterprises are taxed in an effort to limit perceived base erosion and profit shifting incentives. In particular, the OECD’s Pillar Two initiative provides for a 15% global minimum tax applied on a country-by-country basis, with a recommended effective date for most provisions of January 1, 2024. Many countries (including countries in which we operate) have enacted or begun the process of enacting laws based on the Pillar Two initiative. To the extent that these proposals are implemented in any jurisdictions in which we operate, these developments could negatively impact our effective tax rate as well as increase the tax compliance and reporting costs related to such requirements. The effect of any other tax law changes or regulations and interpretations, as well as any additional tax legislation in the U.S. or other jurisdictions in which we operate, could have a material adverse effect on our business, financial condition, and results of operations.

In addition, our products and markets are subject to extensive and complex local, state, federal, and foreign statutes, ordinances, rules, and regulations. These mandates, including building design and safety and construction standards and zoning requirements, affect the cost, selection, and quality requirements of building components, such as the structural panel and siding products that we manufacture and sell, and often provide broad discretion to governmental authorities as to the types and quality specifications of products used in new home construction and repair and remodeling projects. Compliance with these standards and changes in such statutes, ordinances, rules, and regulations may increase the costs of manufacturing our products or may reduce the demand for certain of our products in the affected geographical areas or product markets. Conversely, a decrease in product safety standards could reduce demand for our more modern products if less expensive alternatives that do not meet higher standards were to become available for use in the affected geographical areas or product markets. All or any of these changes could have a material adverse effect on our business, financial condition, and results of operations.
We are subject to the U.S. Foreign Corrupt Practices Act and other anti-corruption laws, as well as other international trade and regulatory laws governing our operations. If we fail to comply with these laws, we could be subject to civil or criminal penalties, other remedial measures, and legal expenses, which could adversely affect our business, financial condition, and results of operations. Our operations are subject to anti-corruption laws, including the U.S. Foreign Corrupt Practices Act (FCPA) and other anti-corruption laws that apply in countries where we do business. The FCPA and these other laws generally prohibit us and our employees and intermediaries from bribing, being bribed or making, promising, offering or authorizing payments or gifts, with corrupt intent, to government officials or other persons to obtain or retain business or gain some other business advantage. We conduct business in a number of jurisdictions that are geographically high-risk for violations of anti-corruption laws, we participate in relationships with third parties whose actions could potentially subject us to liability under the FCPA or other anti-corruption laws, and the nature of our business involves interaction with government officials. In addition, we cannot predict the nature, scope, or effect of future regulatory requirements to which our operations might be subject or the manner in which existing laws might be administered or interpreted.
We are also subject to other laws and regulations governing our international operations, including regulations administered by the U.S. Department of Commerce’s Bureau of Industry and Security, the U.S. Department of Treasury’s Office of Foreign Assets Control, and various non-U.S. government entities, including applicable export control regulations, economic sanctions on countries, entities and other persons, customs requirements, anti-boycott regulations, currency exchange regulations and transfer pricing regulations (collectively, Trade Control Laws).
We have and maintain a compliance program with policies, procedures, and employee training to help ensure compliance with the FCPA, other applicable anti-corruption laws, and Trade Control Laws. However, despite our compliance program, there is no assurance that we or our intermediaries will be completely effective in complying with all applicable anti-corruption laws, including the FCPA or other legal requirements or Trade Control Laws. If we or our intermediaries are not in compliance with the FCPA and other anti-corruption laws or Trade Control Laws, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have an adverse impact on our business, financial condition, results of operations and liquidity.
Likewise, any investigation of any potential violations of the FCPA, other anti-corruption laws, or Trade Control Laws by the U.S. or foreign authorities could also have an adverse impact on our reputation, business, financial condition, and results of operations.
FINANCIAL RISK FACTORS
Inflation may adversely affect us by increasing costs of raw materials, labor, and other costs beyond what we can recover through price increases. Inflation can adversely affect us by increasing the costs of raw materials and labor, and other goods or services required to operate and grow our business. Many of the markets in which we sell our products have experienced high levels of inflation in recent periods and may continue to experience high levels of inflation in the future, which may depress consumer demand for our products and reduce our profitability if we are unable to raise prices enough to keep up with increases in our costs. Inflationary pressures have resulted in increases in the cost of certain raw materials, and other supplies necessary for the production of our products, and such increases may continue to impact us in the future and expose us to risks associated with significant levels of cost inflation. If we are unable to increase our prices to offset the effects of inflation, our business, operating results, and financial condition could be materially and adversely affected.

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
We have not independently verified the results of third-party research or confirmed assumptions or judgments upon which it may be based, and the forecasted and other forward-looking information contained therein is subject to inherent uncertainties. We have referred to, and may in the future refer to, in our annual reports on Form 10-K, quarterly reports on Form 10-Q, and other documents that we file with, or furnish to, the SEC, historical, forecasted, and other forward-looking information published by sources such as the U.S. Census Bureau that we believe to be reliable. However, we have not independently verified this information and, with respect to the forecasted and forward-looking information, have not independently confirmed the assumptions and judgments upon which it is based. Forecasted and other forward-looking information is necessarily based on assumptions regarding future occurrences, events, conditions, and circumstances and subjective judgments relating to various matters and is subject to inherent uncertainties. Actual results may differ materially from the results expressed or implied by, or based upon, such forecasted and forward-looking information.
Because we have operations outside the United States and report our earnings in U.S. dollars, unfavorable fluctuations in currency values and exchange rates could have a material adverse effect on our results of operations. Because our reporting currency is the U.S. dollar, our non-U.S. operations face the additional risk of fluctuating currency values and exchange rates. Such operations may also face hard currency shortages and controls on currency exchange. Changes in the value of foreign currencies (principally Canadian dollars, Brazilian reals, Chilean pesos, and Argentine pesos) could have an adverse effect on our results of operations. We have, in the past, entered into foreign exchange contracts associated with certain of our indebtedness and may continue to enter into foreign exchange contracts associated with major equipment purchases to manage a portion of the foreign currency rate risk. We historically have not entered into currency rate hedges with respect to our exposure from operations, although we may do so in the future. There can be no assurance that fluctuation in foreign currencies and other foreign exchange risks will not have a material adverse effect on our financial position, results of operations, or cash flows.
Covenants and events of default in our debt instruments could limit our ability to undertake certain types of transactions and adversely affect our liquidity. Our Credit Agreement (as defined herein) and the indenture governing our 2029 Senior Notes (as defined herein) contain a number of restrictive covenants that impose operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests, including, among others, restrictions on our ability to incur indebtedness, grant liens to secure indebtedness, engage in sale and leaseback transactions and merge or consolidate or sell all or substantially all of our assets.
In addition, restrictive covenants in our Credit Agreement require us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we may be unable to meet them.
A breach of the covenants or restrictions under our Credit Agreement or under the indenture governing our 2029 Senior Notes could result in an event of default under the applicable indebtedness. Such a default may allow our creditors to accelerate the related debt. A payment default or an acceleration following an event of default under our Credit Agreement or our indenture governing our 2029 Senior Notes could trigger an event of default under the other indebtedness obligation, as well as any other debt to which a cross-acceleration or cross-default provision applies, which could result in the principal of and the accrued and unpaid interest on all such debt becoming due and payable ahead of schedule. In addition, an event of default under our Credit Agreement could permit the lenders under our Amended Credit Facility (as defined herein) to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay any amounts due and payable under our Amended Credit Facility, those lenders could proceed against the collateral granted to them to secure that indebtedness, to the extent any such collateral is granted thereunder. In the event our lenders or noteholders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness.

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
More detailed descriptions of our Credit Agreement and the indenture governing our 2029 Senior Notes are included in filings made by us with the SEC, along with the documents themselves, copies of which are filed as exhibits to this annual report on Form 10-K and which provide the full text of these covenants.
Changes in interest rates may adversely affect our earnings and cash flows. Pursuant to the Amended Credit Facility effective in November 2022, our senior indebtedness transitioned from bearing interest at a variable interest rate using a London Interbank Offered Rate (LIBOR) benchmark to one that uses a Term SOFR Rate, a forward-looking term rate currently published by CME Group Benchmark Administration Limited (CBA) based upon the Secured Overnight Financing Rate (SOFR) as a benchmark rate. SOFR is the preferred alternative rate for LIBOR that has been identified by the Alternative Reference Rates Committee (ARRC), a U.S.-based group convened by the Federal Reserve and the Federal Reserve Bank of New York. SOFR is calculated based on short-term repurchase agreements, backed by U.S. Treasury securities. SOFR is calculated differently from LIBOR and has certain inherent differences from LIBOR, which could give rise to uncertainties, including the limited historical data and volatility in the benchmark rates. Because of these and other differences, there is no assurance that SOFR will perform in the same way as LIBOR would have performed at any time, and there is no guarantee that it is a comparable substitute for LIBOR. Uncertainty as to the nature of such potential changes, alternative reference rates, including SOFR, or other reforms may adversely affect the trading market for LIBOR- or SOFR-based securities, including ours. As a result, our interest expense may increase, our ability to refinance some or all of our existing indebtedness may be affected, and our available cash flow may be adversely affected.
Our cash, cash equivalents and investments could be adversely affected if the financial institutions in which we hold our cash, cash equivalents and investments fail. We regularly maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit. If certain banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition.
GENERAL RISK FACTORS
We are subject to a variety of other risks as a publicly traded U.S. manufacturing company. As a publicly traded U.S. manufacturing company, we are subject to a variety of other risks, each of which could adversely affect our financial position, results of operations or cash flows, or the price of our common stock. These risks include but are not limited to the following, in addition to the other risks described above:
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

ITEM 1B.    Unresolved Staff Comments
None.

ITEM 1C.    Cybersecurity
CYBERSECURITY OVERSIGHT
Risk Management and Strategy
LP places utmost priority on ensuring consistent and uninterrupted operational capability, as well as securing confidential business assets. We have systems and processes in place to assess, identify and manage cybersecurity incidents, and those systems and processes are integrated into our overall enterprise risk management system. We invest heavily in technology and third-party support to identify, mitigate, and quickly respond to cybersecurity incidents, and we have maintained a strong focus in consistently reviewing fundamental cybersecurity practices and ensuring we are reviewing emerging threats.
To respond to the threat of security breaches and cyberattacks, we maintain a cybersecurity program designed to protect and preserve the confidentiality, integrity and continued availability of all information owned by, or in the care of, LP. This program includes mechanisms to monitor and detect unusual network activity, cybersecurity incident response and containment tools, and a response plan that provides controls and procedures for timely and accurate reporting of any material cybersecurity incident. We also have a cybersecurity training and compliance program in place for the Company whereby our connected employees receive training and are tested routinely through simulated phishing attempts.
We rely heavily on third-party suppliers and vendors, and a cybersecurity incident at one of our suppliers or vendors could have a material adverse impact on our business operations. We evaluate third-party cybersecurity risk controls through various assessment activities carried out by LP employees and by third-party service providers acting on our behalf. We engage an independent third party to conduct a biennial Security Program Assessment under the National Institute of Standards and Technology Cybersecurity framework. For incident alerts and response, we outsource around-the-clock coverage to a third-party managed service provider who provides timely alerting and notification of potential cybersecurity issues. In 2023, we also engaged a specialized third-party assessor to perform an operational technology security assessment for a subset of our manufacturing facilities. We continually work with third-party experts to advise on new threats and cybersecurity strategy best practices for specific capabilities.
No risks from cybersecurity threats have materially affected, nor has LP identified any specific risks from known cybersecurity threats that are reasonably likely to materially affect, LP, including our business strategy, results of operations or financial condition. Please see "Risk Factors – Business and Operational Risk Factors – Cybersecurity risks related to the technology used in our operations and other business processes, as well as security breaches of Company, customer, consumer, employee, or vendor information could adversely affect our business" in Item 1A of this annual report on Form 10-K for additional discussion of cybersecurity risks applicable to LP.
Management Responsibilities
Our cybersecurity program is managed by our Information Security Officer (ISO). Our ISO has over five years of cybersecurity experience working in publicly traded companies, with expertise leading risk remediation efforts in vulnerability management, network security, security awareness, threat monitoring, data security and cloud security.
To more effectively share information and gain consensus regarding cybersecurity initiatives and prevention policies, the Company has in place a Cyber Council consisting of various members of LP senior leadership and the Chief Information Officer. The Cyber Council is chaired by our ISO. The ISO, along with her team, is responsible for leading an enterprise-wide information security strategy, including policy, standards, architecture, processes, and security technology. The Cyber Council (i) meets semi-annually to review and discuss the Company’s cybersecurity risks and threats, incident responses, technology, the status of projects to strengthen the Company’s information security systems, assessments of the Company’s cybersecurity program and the emerging threat landscape and (ii) reports risks related to any material cybersecurity incidents, as needed, to the Board of Directors and the Finance and Audit Committee (FAC) of the Board of Directors.

Board Responsibilities
Oversight of risks from cybersecurity threats is shared by the Board of Directors and the FAC. The FAC oversees our cybersecurity program. The ISO provides the FAC with an annual presentation on our cybersecurity program, emerging threats, and the state of LP’s cybersecurity maturity. In addition, the ISO provides updates to the FAC no less often than quarterly with respect to materials regarding the cybersecurity program.

ITEM 2.    Properties
We lease office space from third parties for our corporate headquarters in Nashville, Tennessee and our LPSA segment headquarters in Santiago, Chile. Information regarding our principal manufacturing facilities, all of which we own, and their production capacities is set forth in the following table. Information regarding operating production capacities is based on annual typical operating rates and normal production mixes under current market conditions, considering known constraints such as log supply. Market conditions, fluctuations in log supply, environmental restrictions, and the nature of current orders may cause actual production rates and mixes to vary significantly from the production rates and mixes shown.

OSB[2]		Siding[3]
OSB production facilities - 3/8” basis, million square feet		Siding production facilities - 3/8” basis, million square feet
Carthage, TX	500	Dawson Creek, British Columbia, Canada[1]	300
Clarke County, AL	725	Hayward, WI1	475
Hanceville, AL	420	Houlton, ME1	220
Jasper, TX	475	Newberry, MI	165
Maniwaki, Quebec, Canada	650	Sagola, MI1	300
Peace Valley, British Columbia, Canada	800	Swan Valley, Manitoba, Canada[1]	380
Roxboro, NC	525	Tomahawk, WI	245
7 facilities	4,095	Two Harbors, MN	235
		8 facilities	2,320
LPSA		Siding finishing facilities - 3/8” basis, million square feet
OSB/Siding production facilities - 3/8” basis, million square feet		Bath, NY	55
Lautaro, Chile	160	Green Bay, WI	105
Panguipulli, Chile	300	Granite City, IL4	25
Ponta Grossa, Brazil	330	Roaring River, NC	75
3 facilities	790	4 facilities	260
1 The Dawson Creek, British Columbia, Canada; Hayward, WI; Houlton, ME; Sagola, MI; and Swan Valley, Manitoba, Canada plants are used in the operations of our Siding segment but can also produce commodity OSB when market conditions warrant.
2 In addition to the OSB plants listed, we own a facility in Watkins, MN, which supports our LP Structural Solutions portfolio and a logging operation in Maniwaki, Ontario, Canada, which supports our OSB operations at that location.
3 In May 2023, we acquired an idle manufacturing facility in Wawa, Ontario, Canada. We anticipate converting the Wawa manufacturing facility into an LP SmartSide Trim & Siding mill in the future. We are evaluating project schedules and market demand to determine when we would begin related construction work.
4 The Granite City, IL facility is scheduled for closure in 2024.

ITEM 3.    Legal Proceedings
ENVIRONMENTAL MATTERS
We are involved in a number of environmental proceedings and activities and may be wholly or partially responsible for known or unknown contamination existing at a number of sites at which we have conducted operations or disposed of waste. Based on the information currently available, management does not believe that any fines, penalties, or other costs or losses resulting from these matters could reasonably be expected to have a material adverse effect on our financial position, results of operations, cash flows, or liquidity.
OTHER PROCEEDINGS
We are party to other legal proceedings in the ordinary course of business. Based on the information currently available, we do not believe that the resolution of such proceedings could reasonably be expected to have a material adverse effect on our financial position, results of operations, cash flows, or liquidity.
CONTINGENCY RESERVES
We maintain reserves for the estimated cost of the legal and environmental matters referred to above. However, as with any estimate, the uncertainty of predicting the outcomes of claims, litigation and environmental investigations and remediation efforts could cause actual costs to vary materially from current estimates. Due to various uncertainties, we cannot predict to what actual degree payments will exceed the recorded liabilities related to these matters. However, it is possible that, in either the near term or the longer term, revised estimates or actual payments will significantly exceed the recorded liabilities.
For information regarding our financial statement reserves for the estimated costs of the environmental and legal matters referred to above, see "Note 14 - Commitments and Contingencies" of the Notes to the Consolidated Financial Statements included in Item 8 in this annual report on Form 10-K.
ITEM 4.     Mine Safety Disclosures
Not applicable.

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The common stock of LP is listed on the New York Stock Exchange with the ticker symbol “LPX.” As of February 12, 2024, there were approximately 3,456 holders of record of our common stock.
DIVIDEND POLICY
We paid quarterly cash dividends of $0.24 per share for each quarter of 2023. We paid quarterly cash dividends of $0.22 per share for each quarter of 2022. On February 9, 2024, we declared a quarterly dividend of $0.26 per share, payable on March 8, 2024, to stockholders of record as of the close of business on February 23, 2024. We will continue to review our ability to pay cash dividends on an ongoing basis, and the payment of dividends in the future is subject to the discretion of LP’s Board of Directors depending upon, among other factors, our financial condition, general market and business conditions, and legal and contractual restrictions on the payment of dividends, including compliance with the terms of our Credit Agreement.
ISSUER PURCHASES OF EQUITY SECURITIES
In May 2022, LP's Board of Directors authorized a share repurchase plan under which LP was authorized to repurchase shares of its common stock totaling up to $600 million (the 2022 Share Repurchase Program). No purchases were made under the 2022 Share Repurchase Program during the year ended December 31, 2023. As of December 31, 2023, LP had $200 million remaining under the 2022 Share Repurchase Program. LP may initiate, discontinue, or resume purchases of its common stock under the 2022 Share Repurchase Program in the open market, in block, and in privately negotiated transactions, including under Rule 10b5-1 plans, at times and in such amounts as management deems appropriate without prior notice, subject to market and business conditions, regulatory requirements, and other factors.

PERFORMANCE GRAPH
The following graph compares the cumulative total return to investors, including dividends paid (assuming reinvestment of dividends) and appreciation or depreciation in stock price, from an investment in LP common stock for the period from December 31, 2018 through December 31, 2023, to the total cumulative return to investors from the Standard & Poor’s 500 Stock Index and Standard & Poor’s Building Products Index for the same period. Stockholders are cautioned that the graph shows the returns to investors as of the dates noted and may not be representative of the returns for any other past or future periods.

Comparison of 5 Year Cumulative Total Return
Among LP, the S&P 500 Index and the S&P Building Products Index
$400
$350
$300
$250
$200
$150
$100
$50
12/18
12/19
12/20
12/21
12/22
12/23
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
ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Consolidated Financial Statements and related Notes and other financial information appearing elsewhere in this annual report on Form 10-K, and with Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our annual report on Form 10-K for our fiscal year ended December 31, 2022, filed with the SEC on February 21, 2023, which provides a discussion of our financial condition and results of operations for fiscal year 2022 compared to fiscal year 2021. The following discussion includes forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. We encourage you to review the risks and uncertainties described in the sections titled "Risk Factors" and "Cautionary Statement Regarding Forward-Looking Statements" above. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

OVERVIEW
General
We are a leading provider of high-performance building solutions that meet the demands of builders, remodelers, and homeowners worldwide. We have leveraged our expertise serving the new home construction, repair and remodeling, and outdoor structures markets to become an industry leader known for innovation, quality, and reliability. Our manufacturing facilities are located in the U.S., Canada, Chile, and Brazil. To serve these markets, we operate in three segments: Siding, OSB, and LPSA.
In May 2023, we acquired an idle manufacturing facility in Wawa, Ontario, Canada from a third party for $80 million. We anticipate converting the Wawa manufacturing facility into an LP SmartSide Trim & Siding mill in the future according to the needs of our business. We are evaluating project schedules and market demand to determine when we will begin related construction work.
Executive Summary
Net sales for 2023 decreased year-over-year by $1,273 million (or 33%) to $2,581 million. OSB revenue decreased $1,036 million due to 40% lower prices and 18% lower volumes. Siding revenue decreased $141 million (or 10%), due to 14% lower volumes, partially offset by 5% higher prices. The LPSA segment and Other revenues decreased year-over-year by $36 million and $61 million, respectively.
Net income decreased year-over-year by $905 million (or 84%) to $178 million ($2.46 per diluted share) primarily due to a decrease in Adjusted EBITDA (defined below) of $911 million (or 66%) and a decrease in income from discontinued operations, net of income taxes of $198 million, partially offset by a $200 million decrease in the provision for income taxes. The decrease in Adjusted EBITDA includes a $793 million decrease in OSB selling prices, a decrease in OSB sales volumes of $87 million, and a decline in Siding sales volumes, net of increases in average selling prices, of $43 million. Adjusted EBITDA is a non-GAAP financial measure. Please see “—Non-GAAP Financial Measures” below for more information about our use of non-GAAP financial measures in this annual report on Form 10-K and the reconciliation of Adjusted EBITDA to Net income.
Demand for Building Products
Demand for our products correlates positively with new home construction and repair and remodeling activity in North America, which historically have been characterized by significant cyclicality. The U.S. Census Bureau reported on January 18, 2024, that 2023 actual single-family housing starts were 6% lower than those in 2022. Actual multi-family housing starts in 2023 were about 14% lower than those in 2022. Repair and remodeling activity is difficult to reasonably measure, but many indications suggest that repair and remodeling activity is moderating and may have exhibited year-over-year declines.
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

The chart below, which is based on data published by U.S. Census Bureau, provides a graphical summary of new housing starts for single- and multi-family in the U.S., showing actual and rolling five- and ten-year averages for housing starts (in thousands).
Supply and Demand for Siding
Our Siding Solutions products are specialty building materials and are subject to competition from various siding technologies, including vinyl, stucco, wood, fiber cement, brick, and others. We believe we are the largest manufacturer in the engineered wood siding market in North America and South America. The overall siding market is estimated to be a $17 billion industry. We have consistently grown our Siding segment above the underlying market growth rates. Our Siding segment is generally less sensitive to new housing market cyclicality since a majority of its demand comes from other markets, including off-site structure producers and repair and remodel. Our growth in this market depends upon the continued displacement of vinyl, wood, fiber cement, stucco, bricks, and other alternatives, our product innovation and our technological expertise in wood and wood composites to address the needs of our customers.
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
Revenue Recognition, Including Customer Program Costs
Revenue is recognized when obligations under the terms of a contract (e.g., purchase orders) with our customers are satisfied; generally, this occurs with the transfer of control of our products to the customer at a point in time. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods. The shipping cost incurred by us to deliver products to our customers is recorded in Cost of sales.
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
Our estimates are based on historical and projected experience for each type of program or customer. Volume allowances are accrued based on our estimates of customer volume achievement and other factors incorporated into customer agreements, such as new product purchases, store sell-through, merchandising support, and customer training.
Although we believe we can reasonably estimate customer volumes and support and the related customer payments at interim periods, it is possible that actual results could be different from previously estimated amounts. At the end of each year, a significant portion of the actual volume and support activity is known. Thus, we do not currently believe that a material change in the amounts recorded as customer program costs payable is reasonably likely. We had $37 million and $46 million accrued as customer rebates as of December 31, 2023 and 2022, respectively.
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

NON-GAAP FINANCIAL MEASURES
In evaluating our business, we utilize non-GAAP financial measures that fall within the meaning of SEC Regulation G and Regulation S-K Item 10(e), which we believe provide users of the financial information with additional meaningful comparison to prior reported results. Non-GAAP financial measures do not have standardized definitions and are not defined by U.S. GAAP. In this annual report on Form 10-K, we disclose income attributed to LP from continuing operations before interest expense, provision for income taxes, depreciation and amortization, and excluding stock-based compensation expense, loss on impairment attributed to LP, product-line discontinuance charges, business exit charges, other operating credits and charges, net, loss on early debt extinguishment, investment income, pension settlement charges, and other non-operating items, as Adjusted EBITDA from continuing operations (Adjusted EBITDA), which is a non-GAAP financial measure. We have included Adjusted EBITDA in this report because we view it as an important supplemental measure of our performance and believe that it is frequently used by interested persons in the evaluation of companies that have different financing and capital structures and/or tax rates. We also disclose income attributed to LP from continuing operations, excluding loss on impairment attributed to LP, business exit charges, product-line discontinuance charges, interest expense outside of normal operations, other operating credits and charges, net, loss on early debt extinguishment, gain (loss) on acquisition, and pension settlement charges, and adjusting for a normalized tax rate as Adjusted Income from continuing operations (Adjusted Income). We also disclose Adjusted Diluted EPS from continuing operations (Adjusted Diluted EPS), calculated as Adjusted Income divided by diluted shares outstanding. We believe that Adjusted Diluted EPS and Adjusted Income are useful measures for evaluating our ability to generate earnings and that providing these measures should allow interested persons to more readily compare the earnings for past and future periods. Reconciliations of Adjusted EBITDA, Adjusted Income and Adjusted Diluted EPS to their most directly comparable U.S. GAAP financial measure, are presented below.
Adjusted EBITDA, Adjusted Income, and Adjusted Diluted EPS are not substitutes for the U.S. GAAP measures of Net income, Income attributed to LP from continuing operations, and Income attributed to LP from continuing operations per diluted share, or for any other U.S. GAAP measures of operating performance. It should be noted that other companies may present similarly titled measures differently, and therefore, as presented by us, these measures may not be comparable to similarly titled measures reported by other companies. Adjusted EBITDA, Adjusted Income, and Adjusted Diluted EPS have material limitations as performance measures because they exclude items that are actually incurred or experienced in connection with the operation of our business.
During the year ended December 31, 2023, we updated our definitions of Adjusted EBITDA, Adjusted Income, and Adjusted Diluted EPS to exclude other business exit charges not classified as discontinued operations. Business exit charges consist of inventory and other asset impairment and exit charges related to the exit of other businesses not individually significant. We consider business exit charges to be outside the performance of our ongoing core business operations and believe that presenting Adjusted EBITDA, Adjusted Income, and Adjusted Diluted EPS excluding business exit charges provides increased transparency as to the operating costs of our current business performance. We did not revise prior years’ Adjusted EBITDA, Adjusted Income, and Adjusted Diluted EPS amounts because there were no significant costs similar in nature to these items.

The following table presents significant items by operating segment and reconciles net income to Adjusted EBITDA (dollar amounts in millions):

Year ended December 31,	2023	2022	2021
Net income	$178	$1,083	$1,373
Add (deduct):
Net loss attributed to non-controlling interest	—	3	4
Income from discontinued operations, net of income taxes	—	(198)	(71)
Income attributed to LP from continuing operations	$178	$888	$1,306
Provision for income taxes	74	274	402
Depreciation and amortization	119	129	114
Stock-based compensation expense	13	19	16
Loss on impairment attributed to LP	6	1	5
Other operating credits and charges, net	18	(16)	(1)
Business exit charges	32	—	—
Pension settlement charges	4	82	2
Interest expense	14	11	14
Investment income	(18)	(14)	(1)
Loss on early debt extinguishment	—	—	11
Other non-operating items	39	15	9
Adjusted EBITDA	$478	$1,389	$1,877

Siding	269	339	289
OSB	220	1,034	1,531
LPSA	42	77	113
Other	(17)	(23)	(20)
General corporate and other expenses, net	(36)	(38)	(36)
Total Adjusted EBITDA	$478	$1,389	$1,877

The following table provides the reconciliation of net income to Adjusted income (dollar amounts in millions, except earnings per share):

Year ended December 31,	2023	2022	2021
Net income attributed to LP from continuing operations per share - diluted	$2.46	$11.34	$13.37

Net income	$178	$1,083	$1,373
Add (deduct):
Net loss attributed to non-controlling interest	—	3	4
Income from discontinued operations, net of income taxes	—	(198)	(71)
Income attributed to LP from continuing operations	178	888	1,306
Loss on impairment attributed to LP	6	1	5
Other operating credits and charges, net	18	(16)	(1)
Business exit charges	32	—	—
Loss on early debt extinguishment	—	—	11
Pension settlement charges	4	82	2
Reported tax provision	74	274	402
Adjusted income before tax	311	1,229	1,725
Normalized tax provision at 25%	(78)	(307)	(431)
Adjusted income	$233	$922	$1,294
Diluted shares outstanding	72	78	98
Adjusted Diluted EPS	$3.22	$11.77	$13.24
OUR OPERATING RESULTS
Our results of operations for each of our segments are discussed below, as are results of operations for the “other” category, which comprises other products that are not individually significant. See "Note 18 - Segment Information" of the Notes to the Consolidated Financial Statements included in Item 8 of this annual report on Form 10-K for further information regarding our segments.
Siding
The Siding segment serves diverse end markets with a broad product offering of engineered wood siding, trim, and fascia, including LP SmartSide Trim & Siding, LP SmartSide ExpertFinish Trim & Siding, LP BuilderSeries Lap Siding, and LP Outdoor Building Solutions (collectively referred to as Siding Solutions).
Segment net sales and Adjusted EBITDA for this segment were as follows:

Dollar amounts in millions			Increase (decrease)
Year Ended December 31,	2023	2022	2023 - 2022
Net sales	$1,328	$1,469	(10)%
Adjusted EBITDA	269	339	(21)%
Net sales in this segment by product line were as follows:

Dollar amounts in millions			Increase (decrease)
Year Ended December 31,	2023	2022	2023 - 2022
Siding Solutions	$1,319	$1,463	(10)%
Other	9	6	41%
Total	$1,328	$1,469

Percent changes in average net sales price and unit shipments were as follows:

	2023 versus 2022
	Average Selling Price	Unit Shipments
Siding Solutions	5%	(14)%
List price increases drove year-over-year increases in the average net selling price for 2023. The year-over-year volume decreases in 2023 were driven by record results in the comparable period and challenging new and existing home sales markets in the current period.
Full year 2023 Adjusted EBITDA decreased year-over-year by $70 million, which reflects the net impact of lower volumes, a $10 million decrease in Siding mill capacity investments, a $10 million increase in operational support costs, and a $5 million press rebuild, partially offset by higher average selling prices.
OSB
The OSB segment manufactures and distributes OSB structural panel products, including our value-added OSB portfolio known as LP Structural Solutions (which includes LP TechShield Radiant Barrier, LP WeatherLogic Air & Water Barrier, LP Legacy Premium Sub-Flooring, LP NovaCore Thermal Insulated Sheathing, LP FlameBlock Fire-Rated Sheathing, and LP TopNotch Sub-Flooring). OSB is manufactured using wood strands arranged in layers and bonded with resins. Significant cost inputs to produce OSB (including approximate breakdown percentages for 2023) were as follows: wood fiber (26%), resin and wax (23%), labor and burden (18%), utilities (5%), and other manufacturing costs (28%).
Segment net sales and Adjusted EBITDA for this segment were as follows:

Dollar amounts in millions			Increase (decrease)
Year Ended December 31,	2023	2022	2023 - 2022
Net sales	$1,026	$2,062	(50)%
Adjusted EBITDA	220	1,034	(79)%
Net sales in this segment by product line were as follows:

Dollar amounts in millions			Increase (decrease)
Year Ended December 31,	2023	2022	2023 - 2022
OSB - Structural Solutions	$565	$1,110	(49)%
OSB - Commodity	446	938	(52)%
Other	15	14	5%
Total	$1,026	$2,062
Percent changes in average net sales prices and unit shipments were as follows:

	2023 versus 2022
	Average Selling Price	Unit Shipments
OSB - Structural Solutions	(41)%	(14)%
OSB - Commodity	(39)%	(22)%
Full year 2023 net sales decreased year-over-year by $1,036 million (or 50%) including a $793 million decrease in revenue due to lower average selling prices and a $217 million decrease in sales volumes, including $112 million of lower production volume from the conversion of the Sagola mill to siding production.
Adjusted EBITDA decreased year-over-year by $814 million primarily due to the lower average selling prices.

LPSA
Our LPSA segment manufactures and distributes LP OSB structural panel and Siding Solutions products in South America and certain export markets. This segment also sells and distributes a variety of companion products to support the region’s transition to wood frame construction. The LPSA segment carries out manufacturing operations in Chile and Brazil and operates sales offices in Argentina, Brazil, Chile, Colombia, Mexico, Paraguay, and Peru.
Segment net sales and Adjusted EBITDA for this segment were as follows:

Dollar amounts in millions			Increase (decrease)
Year Ended December 31,	2023	2022	2023 - 2022
Net sales	$205	$241	(15)%
Adjusted EBITDA	42	77	(46)%
Net sales in this segment by product were as follows:

Dollar amounts in millions			Increase (decrease)
Year Ended December 31,	2023	2022	2023 - 2022
OSB - Structural Solutions	$177	$215	(18)%
Siding	24	23	6%
Other	4	3	4%
Total	$205	$241
Percent changes in average net sales prices and unit shipments for 2023 compared to 2022 were as follows:

	2023 versus 2022
	Average Selling Price	Unit Shipments
OSB	(9)%	(9)%
Siding	7%	(1)%
LPSA net sales for full year 2023 decreased year-over-year by $36 million driven by lower OSB sales volumes and average selling prices. Full year 2023 Adjusted EBITDA decreased year-over year by $36 million, reflecting the lower sales volumes and average selling prices, unfavorable foreign currency impacts of $6 million, and equipment relocation cost of $3 million.
Other
Our other products segment includes the off-site framing operation Entekra Holdings LLC (Entekra), remaining timber and timberlands, and other minor products, services, and closed operations, which do not qualify as discontinued operations. During the second quarter of 2023, we announced the shutdown of Entekra and recognized business exit charges of $32 million for the twelve months ended December 31, 2023. These charges consisted of severance costs, inventory obsolescence, impairment of property, plant, and equipment, impairment of right-of-use lease assets, and impairment of definite-lived intangible assets.
Net sales decreased year-over-year by $61 million (or 73%) to $22 million primarily due to lower Entekra sales volumes as a result of the aforementioned shutdown. Adjusted EBITDA was $(17) million for 2023 as compared to $(23) million in 2022.

GENERAL CORPORATE AND OTHER EXPENSE, NET
General corporate and other expenses primarily comprise corporate overhead unrelated to business activities such as wages and benefits, professional fees, insurance, and other expenses for corporate functions, including certain executive officers, public company activities, tax, internal audits, and other corporate functions. General corporate and other expense, net, was $42 million in 2023 as compared to $47 million in 2022. This decrease was driven by a decrease in stock compensation expense.
LOSS ON IMPAIRMENTS
During 2023, we recorded $30 million of non-cash, pre-tax impairment charges, $24 million of which was related to the shutdown of Entekra, including $13 million of property, plant, and equipment, $9 million of intangible assets, and $3 million related to operating lease assets. See further discussion in “Note 7 - Business Exit Charges” of the Notes to the Consolidated Financial Statements included in Item 8 of this annual report on Form 10-K. Further, $6 million of non-cash, pre-tax impairment charges were recognized related to the Granite City, Illinois facility which is scheduled for closure in 2024, including $4 million of property, plant, and equipment and $2 million related to operating lease assets. During 2022, we recognized $1 million of pre-tax impairment charges.
OTHER OPERATING CREDITS AND CHARGES, NET
For a discussion of Other operating credits and charges, net, see "Note 12 - Other Operating and Non-Operating Income (Expense)" of the Notes to the Consolidated Financial Statements included in Item 8 of this annual report on Form 10-K.
NON-OPERATING INCOME (EXPENSE)
For a discussion of non-operating income (expense), see "Note 12 - Other Operating and Non-Operating Income (Expense)" of the Notes to the Consolidated Financial Statements included in Item 8 of this annual report on Form 10-K.
INCOME TAXES
We recognized a tax provision of $74 million in 2023 compared to $274 million in 2022. For 2023, the primary differences between the U.S. statutory rate of 21% and the effective rate was related to the $25 million tax expense impact from a change in management’s intent to indefinitely reinvest undistributed earnings in Chile and Brazil. See “Note 8 – Income Taxes” below for further discussion. For 2022, the primary difference between the U.S. statutory rate of 21% and the effective tax rate relates to state income tax. We paid $65 million and $320 million of income taxes net of refunds in 2023 and 2022, respectively.
LEGAL AND ENVIRONMENTAL MATTERS
For a discussion of legal and environmental matters involving us and the potential impact thereof on our financial position, results of operations, and cash flows, see Item 3 in this annual report on Form 10-K as well as "Note 14 - Commitments and Contingencies" of the Notes to the Consolidated Financial Statements included in Item 8 of this annual report on Form 10-K.

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
Operating Activities
During 2023, we generated $316 million of cash from operations as compared to $1,144 million in 2022. The decrease in cash provided by operations was primarily related to lower net income and higher working capital. At December 31, 2023 and 2022, we had working capital of $296 million and $148 million, respectively.
Investing Activities
During 2023, net cash used for investing activities was $376 million as compared to $146 million in 2022. During 2023, we paid $80 million to acquire an idle manufacturing facility in Wawa, Ontario, Canada. During 2022, we received $268 million in proceeds from sales of assets, primarily associated with the sale of the Engineered Wood Products (EWP) segment assets and the sale of our 50% equity interest in two joint ventures.
Capital expenditures for the year ended December 31, 2023 and 2022, were $300 million and $414 million, respectively, primarily related to siding conversion expenditures and growth and maintenance capital.
Capital expenditures in 2024 are expected to be in the range of $200 million to $220 million. We expect to fund our short-term and long-term capital expenditures in 2024 through cash on hand, cash generated from operations, and available borrowing under our Amended Credit Facility, as necessary.
Financing Activities
During 2023, cash used in financing activities was $77 million. We paid cash dividends of $69 million and borrowed and subsequently repaid $80 million from our Amended Credit Facility during the year ended December 31, 2023. The remaining financing activities were primarily related to funds used to repurchase stock from employees in connection with income tax withholding requirements associated with our employee stock-based compensation plans.
During 2022, cash used in financing activities was $982 million. On November 2, 2021, LP's Board of Directors authorized a share repurchase plan under which LP may repurchase shares of its common stock totaling up to $500 million (the Second 2021 Share Repurchase Program). In May 2022, LP's Board of Directors authorized a share repurchase plan under which LP was authorized to repurchase shares of its common stock totaling up to $600 million (the 2022 Share Repurchase Program). During the year ended December 31, 2022, we used $900 million to repurchase shares of LP common stock ($500 million from the Second 2021 Share Repurchase Program and $400 million from the 2022 Share Repurchase Program). Additionally, during the year ended December 31, 2022, we paid cash dividends of $69 million. The remaining financing activities were primarily related to funds used to repurchase stock from employees in connection with income tax withholding requirements associated with our employee stock-based compensation plans.

CREDIT FACILITIES
In November 2022, LP entered into a Second Amended and Restated Credit Agreement with American AgCredit, PCA, as administrative agent and sole lead arranger, CoBank, ACB, as letter of credit issuer, and certain other lender parties (the Credit Agreement), relating to its revolving credit facility (as amended, the Amended Credit Facility). The Credit Agreement provides for a revolving credit facility in the principal amount of up to $550 million, with a $60 million sub-limit for letters of credit. The Credit Agreement amended and restated the Amended and Restated Credit Agreement entered into by the Company and certain other parties dated as of June 27, 2019, as amended prior to the effectiveness of the Credit Agreement (as defined above), in its entirety to, among other things, (i) reflect the release of the collateral that secures the indebtedness evidenced by the Credit Agreement as a result of the Company’s obtaining an Investment Grade rating in November 2022 (which collateral may be reinstated from time to time in accordance with the terms of the Credit Agreement), (ii) extend the maturity date to November 29, 2028, (iii) make certain changes to effect a transition from the LIBOR interest rate benchmark to Term SOFR Rate (as defined in the Credit Agreement) and (iv) provide for certain other modifications (including modifications to certain basket and threshold levels in the negative covenants) as set forth in the Credit Agreement. As of December 31, 2023, we had no amounts outstanding under the Amended Credit Facility.
The Credit Agreement contains various restrictive covenants and customary events of default, the occurrence of which could result in the acceleration of our obligation to repay the indebtedness outstanding thereunder. The Credit Agreement also contains certain financial covenants that, among other things, require us and our consolidated subsidiaries to have, as of the end of each fiscal quarter, a capitalization ratio (i.e., funded debt less unrestricted cash to total capitalization) of no more than 57.5%. As of December 31, 2023, we were in compliance with all financial covenants under the Credit Agreement.
In March 2020, LP entered into the Letter of Credit Facility, which provides for the funding of letters of credit up to an aggregate outstanding amount of $20 million, which may be secured by certain cash collateral of LP. The Letter of Credit Facility includes an unused commitment fee, due quarterly, ranging from 0.50% to 1.875% of the daily available amount to be drawn on each letter of credit issued under the Letter of Credit Facility. The Letter of Credit Facility is subject to similar affirmative, negative, and financial covenants as those set forth in the Credit Agreement, including the capitalization ratio covenant. As of December 31, 2023, we were in compliance with all financial covenants under the Letter of Credit Facility.
OTHER LIQUIDITY MATTERS
2029 Senior Notes
In March 2021, we issued the 3.625% Senior notes due in 2029 in the aggregate principal amount of $350 million, which mature on March 15, 2029 (2029 Senior Notes). As of December 31, 2023, future interest payments associated with the 2029 Senior Notes totaled $70 million, with $13 million payable within 12 months of such date. For additional information regarding the 2029 Senior Notes, please see "Note 10 - Long-Term Debt" of the Notes to the Consolidated Financial Statements included in Item 8 of this annual report on Form 10-K.
Contingency Reserves
Contingency reserves, which represent an estimate of future cash needs for various contingencies (principally, environmental reserves), totaled $26 million at December 31, 2023, of which $1 million is estimated to be payable within one year of such date. There is inherent uncertainty concerning the reliability and precision of such estimates, and as such, the amounts ultimately paid in resolving these contingencies could exceed the current reserves by a material amount.
Leases
We have lease arrangements for real estate, mobile equipment at our manufacturing facilities, rail cars to transport our products, and a fleet of vehicles. As of December 31, 2023, we had fixed lease payment obligations of $34 million, with $7 million payable within 12 months of such date.

Other Purchase Obligations
Our other purchase obligations primarily consist of obligations related to information technology infrastructure. As of December 31, 2023, we had other purchase obligations of $43 million, with $21 million payable within 12 months of such date.
Off-Balance Sheet Arrangements
As of December 31, 2023, we had standby letters of credit of $14 million outstanding related to collateral for environmental impact on owned properties, deposit for forestry license, and insurance collateral, including workers' compensation.
Potential Impairments
For a discussion of potential impairments, see "Note 13 - Impairment of Long-Lived Assets" and "Note 5 - Goodwill and Other Intangibles Assets" of the Notes to the Consolidated Financial Statements included in Item 8 of this annual report on Form 10-K.
PROSPECTIVE ACCOUNTING PRONOUNCEMENTS
For a discussion of prospective accounting pronouncements, see "Note 2 - Present and Prospective Accounting Pronouncements" of the Notes to the Consolidated Financial Statements included in Item 8 of this annual report on Form 10-K.
ITEM 6.    (Reserved)

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to fluctuations in foreign currency exchange rates, commodity prices and interest rates which could impact our results of operations and financial condition.
Foreign Currency Risk
Each of our international operations has transactional foreign currency exposures related to buying and selling in currencies other than the local currencies in which it operates. Exposures are primarily related to the U.S. dollar relative to the Canadian dollar, the Brazilian real, the Chilean peso, and the Argentine Peso. We also have translation exposure resulting from translating the financial statements of foreign subsidiaries into U.S. dollars. Although we have in the past entered into foreign exchange contracts associated with certain of our indebtedness and may continue to enter into foreign exchange contracts associated with major equipment purchases to manage a portion of the foreign currency rate risk, we historically have not entered into currency rate hedges with respect to our exposure from operations, provided we may do so in the future.
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
Interest Rate Risk
We are exposed to market risk associated with changes in interest rates on our variable rate long-term debt. As of December 31, 2023, there were no outstanding borrowings under our Amended Credit Facility. We do not currently have any derivative or hedging arrangements, or other known exposures, to changes in interest rates. Based on our current amounts outstanding, a 100-basis point increase or decrease in market interest rates over a 12-month period would not result in a change to interest expense.

ITEM 8.    Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Louisiana-Pacific Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Louisiana-Pacific Corporation and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Revenue — Refer to Note 3 to the Financial Statements
Critical Audit Matter Description
The Company’s revenue consists of product sales and is recognized when obligations under the terms of a contract (i.e., purchase order) with the Company’s customers are satisfied. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods.

Auditing revenue required a significant extent of effort and the involvement of professionals with expertise in information technology ("IT") necessary for us to identify, test, and evaluate the Company's system and automated controls.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s revenue transactions included the following, among others:
•With the assistance of our IT specialists, we:
•Identified the significant system used to process revenue transactions and tested the general IT controls over the system, including testing of user access controls, change management controls, and IT operations controls.
•Performed testing of automated controls within the relevant revenue streams, as well as the controls designated to ensure the accuracy and completeness of revenue.
•We tested the design and operating effectiveness of internal controls within the relevant revenue business processes.
•With the assistance of our data specialists, we created data visualizations to evaluate recorded revenue and evaluate trends in the transactional revenue data.
•For a sample of revenue transactions, we performed detail transaction testing by agreeing the amounts recognized to source documents and testing the mathematical accuracy of the recorded revenue.
•With the assistance of our data specialists, we performed a reconciliation of all automated revenue transactions recorded in the system, and for a sample of revenue transactions within the population, traced the transaction from the testing performed to the respective journal entry data.
/s/ Deloitte & Touche LLP
Nashville, Tennessee
February 14, 2024
We have served as the Company’s auditor since 1997.

Consolidated Statements of Income
Dollar amounts in millions, except per share

	Year Ended December 31,
	2023	2022	2021
Net sales	$2,581	$3,854	$3,915
Cost of sales	(1,988)	(2,355)	(1,952)
Gross profit	593	1,498	1,963
Selling, general, and administrative expenses	(257)	(264)	(223)
Loss on impairments	(30)	(1)	(6)
Other operating credits and charges, net	(19)	16	1
Income from operations	287	1,250	1,734
Interest expense	(14)	(11)	(14)
Investment income	18	14	1
Other non-operating items	(43)	(97)	(22)
Income before income taxes	248	1,155	1,700
Provision for income taxes	(74)	(274)	(402)
Equity in unconsolidated affiliate	3	4	4
Income from continuing operations	178	885	1,302
Income from discontinued operations, net of income taxes	—	198	71
Net income	$178	$1,083	$1,373
Net loss attributed to noncontrolling interest	—	3	4
Net income attributed to LP	$178	$1,086	$1,377

Net income attributed to LP per share of common stock:
Income per share continuing operations - basic	$2.47	$11.40	$13.46
Income per share discontinued operations - basic	—	2.54	0.73
Net income per share - basic	$2.47	$13.94	$14.19

Income per share continuing operations - diluted	$2.46	$11.34	$13.37
Income per share discontinued operations - diluted	—	2.52	0.73
Net income per share - diluted	$2.46	$13.87	$14.09

Average shares of common stock used to compute net income per share:
Basic	72	78	97
Diluted	72	78	98
See Notes to the Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
Dollar amounts in millions

	Year Ended December 31,
	2023	2022	2021
Net income	$178	$1,083	$1,373
Other comprehensive income, net of tax
Foreign currency translation adjustments	6	2	(28)
Unrealized gains on securities, net of reversals	—	—	—
Changes in defined benefit pension plans	4	71	5
Other	—	1	—
Other comprehensive income (loss), net of tax	10	75	(23)
Comprehensive income	$187	$1,158	$1,350
Comprehensive loss associated with noncontrolling interest	—	3	4
Comprehensive income attributed to LP	$187	$1,161	$1,354

See Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets
Dollar amounts in millions

	December 31,
	2023	2022
ASSETS
Cash and cash equivalents	$222	$369
Receivables, net of allowance for doubtful accounts of $2 million at December 31, 2023, and $1 million at December 31, 2022, respectively	155	127
Inventories	378	337
Prepaid expenses and other current assets	23	20
Total current assets	778	854

Timber and timberlands	32	40
Property, plant and equipment, net	1,540	1,326
Operating lease assets, net	25	44
Goodwill and other intangible assets	27	36
Investments in and advances to affiliates	5	6
Restricted cash	—	14
Other assets	20	24
Deferred tax assets	11	7
Total assets	$2,437	$2,350

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$254	$317
Income taxes payable	5	19
Total current liabilities	259	336

Long-term debt	347	346
Deferred income taxes	162	113
Non-current operating lease liabilities	25	41
Contingency reserves, excluding current portion	25	26
Other long-term liabilities	61	53
Total liabilities	880	916

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $1 par value; 15,000,000 shares authorized, no shares issued	—	—
Common stock, $1 par value; 200,000,000 shares authorized; 87,986,865 shares issued, and 72,155,979 shares issued and outstanding, respectively, as of December 31, 2023; 87,986,865 shares issued and 71,748,200 shares issued and outstanding, respectively, as of December 31, 2022	88	88
Additional paid-in capital	465	462
Retained earnings	1,479	1,371
Treasury stock, 15,830,886 shares and 16,238,665 shares, at cost as of December 31, 2023 and 2022, respectively	(386)	(388)
Accumulated comprehensive loss	(89)	(99)
Total stockholders’ equity	1,557	1,433
Total liabilities and stockholders’ equity	$2,437	$2,350
See Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows
Dollar amounts in millions

	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$178	$1,083	$1,373
Adjustments to net income:
Depreciation and amortization	119	132	119
Impairment of goodwill and long-lived assets	30	1	6
Gain on sale of assets, net	(7)	(157)	—
Pension loss due to settlement	4	82	2
Loss on early debt extinguishment	—	—	11
Deferred taxes	44	1	7
Foreign currency remeasurement and transaction (gains) losses	50	(2)	2
Other adjustments, net	26	35	9
Changes in assets and liabilities (net of acquisitions and divestitures):
Receivables	(8)	22	(14)
Inventories	(46)	(66)	(71)
Prepaid expenses and other current assets	(1)	(7)	—
Accounts payable and accrued liabilities	(40)	15	46
Income taxes payable, net of receivables	(33)	6	(5)
Net cash provided by operating activities	316	1,144	1,484
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant, and equipment additions	(300)	(414)	(254)
Acquisition of facility assets	(80)	—	—
Proceeds from business divestiture	—	268	—
Proceeds from sale of assets	9	—	—
Other investing activities, net	(4)	—	5
Net cash used in investing activities	(376)	(146)	(247)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(80)	—	(359)
Borrowing of long-term debt	80	—	350
Payment of cash dividends	(69)	(69)	(66)
Purchase of stock	—	(900)	(1,300)
Other financing activities	(8)	(13)	(13)
Net cash used in financing activities	(77)	(982)	(1,388)
EFFECT OF EXCHANGE RATE ON CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(24)	(5)	(14)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(161)	12	(164)
Cash, cash equivalents, and restricted cash at beginning of period	383	371	535
Cash, cash equivalents, and restricted cash at end of period	$222	$383	$371

Supplemental cash flow information:
Cash paid for income taxes, net	$(65)	$(320)	$(421)
Cash paid for interest, net	$(15)	$(14)	$(16)
Unpaid capital expenditures	$15	$48	$46
See Notes to the Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity
Dollar and share amounts in millions, except per share amounts

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	124	$124	17	$(397)	$452	$1,206	$(151)	$1,234
Net income attributed to LP	—	—	—	—	—	1,377	—	1,377
Cash dividends on common stock paid ($0.16 per share for the first and second quarters and $0.18 per share for the third and fourth quarters)	—	—	—	—	—	(66)	—	(66)
Issuance of shares under stock plans	—	—	(1)	14	(12)	—	—	2
Taxes paid on net settlement	—	—	—	(7)	—	—	—	(7)
Purchase of stock	(21)	(21)	—	—	—	(1,279)	—	(1,300)
Compensation expense associated with stock-based compensation	—	—	—	—	17	—	—	17
Other comprehensive loss	—	—	—	—	—	—	(23)	(23)
Balance as of December 31, 2021	102	102	17	(390)	458	1,239	(174)	1,235
Net income attributed to LP	—	—	—	—	—	1,086	—	1,086
Cash dividends on common stock paid ($0.22 per share quarterly)	—	—	—	—	—	(69)	—	(69)
Issuance of shares under stock plans	—	—	(1)	18	(15)	—	—	3
Taxes paid on net settlement	—	—	—	(16)	—	—	—	(16)
Purchase of stock	(14)	(14)	—	—	—	(886)	—	(900)
Compensation expense associated with stock-based compensation	—	—	—	—	19	—	—	19
Other comprehensive loss	—	—	—	—	—	—	75	75
Balance as of December 31, 2022	88	88	16	(388)	462	1,371	(99)	1,433
Net income attributed to LP	—	—	—	—	—	178	—	178
Cash dividends on common stock paid ($0.24 per share quarterly)	—	—	—	—	—	(69)	—	(69)
Issuance of shares under stock plans	—	—	(1)	14	(10)	—	—	4
Taxes paid on net settlement	—	—	—	(12)	—	—	—	(12)
Purchase of stock	—	—	—	—	—	—	—	—
Compensation expense associated with stock-based compensation	—	—	—	—	13	—	—	13
Other comprehensive loss	—	—	—	—	—	—	10	10
Balance as of December 31, 2023	88	$88	16	$(386)	$465	$1,479	$(89)	$1,557
See Notes to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Louisiana-Pacific Corporation and our subsidiaries are a leading provider of high-performance building solutions that meet the demands of builders, remodelers, and homeowners worldwide. Serving the new home construction, repair and remodeling, and outdoor structures markets, we have leveraged our expertise to become an industry leader known for innovation, quality, reliability, and sustainability. The principal customers for our building solutions are retailers, wholesalers, and home building and industrial businesses in North America and South America, and we make limited sales to customers in Asia, Australia, and Europe. The Company operates 23 plants across the U.S., Canada, Chile, and Brazil, in certain cases, through foreign subsidiaries, and operates additional facilities through a joint venture. References to "LP," the "Company," "we," "our," and "us" refer to Louisiana-Pacific Corporation and its consolidated subsidiaries as a whole.
In May 2023, we acquired an idle manufacturing facility in Wawa, Ontario, Canada from a third party for $80 million. We anticipate converting the Wawa manufacturing facility into an LP SmartSide Trim & Siding mill in the future according to the needs of our business. We are evaluating project schedules and market demand to determine when we will begin related construction work.
See "Note 18 - Segment Information" below for further information regarding our products and segments.
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
Receivables
Receivables consisted of the following (dollars in millions):

	December 31,
	2023	2022
Trade receivables	$104	$106
Income tax receivables	27	4
Other receivables	26	19
Allowance for doubtful accounts	(2)	(1)
Total Receivables	$155	$127
Trade receivables are primarily generated by sales of our products to our wholesale and retail customers. Other receivables at December 31, 2023 and 2022 primarily consisted of sales tax receivables, vendor rebates, and other miscellaneous receivables.

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
The Company's financial instruments consist of cash and cash equivalents, short-term receivables, trade payables, debt instruments, and trading securities. Carrying amounts reported on the balance sheet for cash and cash equivalents, receivables, and accounts payable approximate fair value due to the short-term maturity of these instruments. See "Note 10 - Long Term Debt" below for further information regarding the fair value of long-term debt instruments.
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
Inventories
Inventories are valued at the lower of cost or net realizable value. Inventory costs include materials, labor, and operating overhead. The FIFO (first-in, first-out) or average cost methods are used to value our inventories as of December 31, 2023. Inventories include a lower of cost or market adjustment of $7 million and $22 million as of December 31, 2023, and 2022, respectively. Inventory consisted of the following (dollars in millions):

	December 31,
	2023	2022
Logs	$81	$59
Other raw materials	53	72
Semi-finished inventory	27	25
Finished products	217	180
Total Inventories	$378	$337
Timber and Timberlands
Timber and timberlands are comprised of timber deeds and allocations of the purchase price to Canadian timber harvesting licenses. Timber deeds are transactions in which we purchase timber but not the underlying land. The cost of timber deeds is capitalized in timber and timberlands and charged to the cost of timber harvested as the volume is removed. Timber that has been severed but has not yet been delivered to a facility is included in timber and timberlands. As of December 31, 2023, and 2022, we had timber and timberlands of $7 million and $12 million, respectively.

Timber licenses have a life of 20 to 25 years. These licenses are amortized on a straight-line basis over the life of the facilities. As of December 31, 2023 and 2022, we had timber licenses of $25 million and $28 million, respectively. Certain Canadian timber harvesting licenses also include future requirements for reforestation. The fair value of the future estimated reforestation obligation is accrued and recognized in Cost of sales based on the volume of timber harvested; fair value is determined by discounting the estimated future cash flows using a credit adjusted risk-free rate. Subsequent changes to the fair value resulting from the passage of time and revisions to fair value calculations are recognized in earnings as they occur.
Property, Plant, and Equipment
Property, plant, and equipment, including capitalized interest, are recorded at cost and consisted of the following (dollars in millions):

	December 31,
	2023	2022
Land, land improvements, and logging roads, net of road amortization	$212	$193
Buildings	493	428
Machinery and equipment	2,352	2,124
Construction in progress	236	253
	3,293	2,998
Accumulated depreciation	(1,753)	(1,672)
Property, plant, and equipment, net	$1,540	$1,326
Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, which typically range from 5 to 20 years for buildings and land improvements, 3 to 15 years for equipment, and the shorter of the lease term or estimated useful lives for leasehold improvements.
Depreciation and amortization expense on property, plant, and equipment was included in our Consolidated Statements of Income as noted below (dollars in millions):

	Year Ended December 31,
	2023	2022	2021
Cost of sales	$111	$121	$107
Selling, general and administrative expenses	4	4	2
Total depreciation and amortization	$115	$124	$109
Logging road construction costs are capitalized and included in land and land improvements. These costs are amortized as the timber volume adjacent to the road system is harvested.
Long-lived assets to be held and used (primarily property, plant, and equipment and timber and timberlands) are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When impairment is indicated, the book values of the assets are written down to their estimated fair value as calculated by the expected discounted cash flow or estimated net sales price. See "Note 13 - Impairment of Long-Lived Assets" below for a discussion of charges related to impairments of property, plant, and equipment.
Long-lived assets that are held for sale are written down to the estimated sales proceeds less cost to sell unless the estimated net proceeds exceed the carrying value.

Goodwill and Intangible Assets
Goodwill and indefinite-lived intangible assets are assessed annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. In accordance with Accounting Standards Codification (ASC) 350, Intangibles – Goodwill and Other, companies may opt to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. A qualitative assessment includes factors such as financial performance, industry and market metrics, and other factors affecting the reporting unit. If this assessment concludes that it is more likely than not that the fair value of a reporting unit exceeds its carrying value, then goodwill is not considered impaired, and no further impairment testing is required. Conversely, if the qualitative assessment concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we must then compare the fair value of the reporting unit to its carrying value. Impairment is evaluated by applying a fair value-based test. Impairment losses would be recognized when the implied fair value of goodwill is less than its carrying value.
In 2023, we announced the shutdown of our off-site framing operation Entekra Holdings LLC (Entekra), resulting in impairment charges of $9 million related to definite-lived intangible assets. During the year ended December 31, 2021, we recognized non-cash impairment charges of $5 million, associated with the remaining goodwill from the purchase of Entekra. See "Note 5 - Goodwill and Other Intangible Assets" below for further discussion.
Investments in Affiliates
We account for investments in affiliates when we do not have a controlling financial interest using the equity method under which LP’s share of earnings and losses of the affiliate is reflected in earnings, and dividends are credited against the investment in the affiliate when declared.
Restricted Cash
Our restricted cash accounts generally secure outstanding letters of credit. The restricted cash balance at December 31, 2022 was $14 million. There were no restricted cash balances as of December 31, 2023.
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities were as follows (dollars in millions):

	December 31,
	2023	2022
Trade accounts payable	$141	$178
Salaries and wages payable	57	66
Accrued customer incentives	37	46
Taxes other than income taxes	3	10
Current portion of operating lease liabilities	6	8
Other accrued liabilities	10	9
Total Accounts payable and accrued liabilities	$254	$317
Other accrued liabilities at December 31, 2023 and 2022, primarily consisted of accrued interest, worker compensation liabilities, warranty reserves, and other items. Additionally, trade accounts payable included $15 million and $48 million related to capital expenditures that had not yet been paid as of December 31, 2023 and 2022, respectively.

Other Long-Term Liabilities
Other long-term liabilities were as follows (dollars in millions):

	December 31,
	2023	2022
Post-retirement obligations	$7	$7
Asset retirement obligations	8	8
Uncertain tax positions	15	7
Warranty reserves	6	6
Pension benefit obligation	2	1
Other	23	25
Total Other long-term liabilities	$61	$53
Other long-term liabilities at December 31, 2023 and 2022, consisted primarily of workers' compensation liabilities and investment tax incentives associated with property, plant, and equipment.
Asset Retirement Obligations
We record the fair value of the legal and conditional obligations to retire and remove long-lived assets in the periods in which the obligations are incurred. These obligations primarily consist of monitoring costs on closed landfills, timber reforestation obligations associated with our timber licenses in Canada, and site restoration costs. When the related liability is initially recorded, we capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its settlement value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, we recognize a gain or loss for any difference between the settlement amount and the liability recorded. The activity in our asset retirement obligation liability for 2023 and 2022 is summarized in the following table (dollars in millions).

	Year Ended December 31,
	2023	2022
Beginning balance	$8	$8
Accretion expense	—	—
Adjusted to expense (cost of sales and other operating credits and charges, net)	—	(1)
Payments made	—	—
Ending balance	$8	$8
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
The fair value of our restricted stock and restricted stock units is the closing stock price of LP’s common stock the day preceding the grant date. The fair value of our performance stock units is estimated using the Monte Carlo simulation pricing model. The key assumptions used in this model include expected volatility, risk-free rate, and average and grant date stock prices. The estimate of expected volatility for performance stock units is based upon historical stock price volatility and the length of the performance period. The risk-free interest rate is based on zero-coupon U.S. Treasury bonds. The beginning average stock price equals the average closing value stock price over the defined period of trading days with the assumption that dividends distributed during the period were reinvested.
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
The functional currencies of our Chilean, Brazilian, Colombian, Peruvian, and Paraguayan subsidiaries are their respective local currencies. Our Argentinean subsidiary operates under a highly inflationary economy and uses the Chilean Peso as the functional currency. Assets and liabilities are translated into U.S. dollars using rates of exchange at the balance sheet date. Translation adjustments, which are based upon the exchange rate at the balance sheet date for assets and liabilities and the weighted average rate for the income statement, are recorded in Accumulated comprehensive loss in stockholders’ equity on the Consolidated Balance Sheets. Transaction gains and losses are recorded in Other non-operating items on the Consolidated Statements of Income.
Advertising costs
Advertising costs of $25 million, $28 million, and $24 million in 2023, 2022, and 2021, respectively, are principally expensed as incurred and included as part of selling, general, and administrative expenses within our Consolidated Statements of Income. Advertising costs include product displays, media production costs, agency fees, sponsorships, and cooperating advertising
Other Operating Credits and Charges, Net
We classify amounts unrelated to ongoing core operating activities as other operating credits and charges, net in the Consolidated Statements of Income. Such items include, but are not limited to, restructuring charges (including severance charges), business exit charges, charges to establish and maintain litigation or environmental reserves, product reserves, gains or losses from settlements with governmental or other organizations, and gains or losses on the sale or disposal of long-lived assets. Due to the nature of these items, amounts in the income statement can fluctuate from year to year. The determination of which items are considered significant and unrelated to core operations is based upon management’s judgment.
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
2.    PRESENT AND PROSPECTIVE ACCOUNTING PRONOUNCEMENTS
Recent Pronouncements Not Yet Adopted
Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, and an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. This pronouncement is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and disclosures.
Income Taxes (Topic 740): Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public business entity (PBE) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. This pronouncement is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and disclosures.
3.    REVENUE
We disaggregate revenue from contracts with customers into major product lines. We have determined that disaggregating revenue into these categories depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

As noted in the segment reporting information in "Note 18 - Segment Information" below, our reportable segments are: Siding, OSB, and LPSA. The following table presents our reportable segment revenues, disaggregated by revenue source (dollars in millions):

	Year Ended December 31, 2023
By Product type and family:	Siding	OSB	LPSA	Other	Inter-segment	Total
Value-add
Siding Solutions	$1,319	$—	$24	$—	—	$1,343
OSB - Structural Solutions	—	565	177	—	—	742
	1,319	565	201	—	—	2,086
Commodity
OSB - Commodity	—	446	—	—	—	446

Other
Other products	9	15	4	22	—	49
	$1,328	$1,026	$205	$22	$—	$2,581

	Year Ended December 31, 2022
By Product type and family:	Siding	OSB	LPSA	Other	Inter-segment	Total
Value-add
Siding Solutions	$1,463	$—	$23	$—	$—	$1,486
OSB - Structural Solutions	—	1,110	215	—	(2)	1,323
	1,463	1,110	238	—	(2)	2,809
Commodity
OSB - Commodity	—	938	—	—	(1)	937

Other
Other products	6	14	3	84	—	107
	$1,469	$2,062	$241	$84	$(2)	$3,854

	Year Ended December 31, 2021
By Product type and family:	Siding	OSB	LPSA	Other	Inter-segment	Total
Value-add
Siding Solutions	$1,158	$—	$33	$—	$—	$1,191
OSB - Structural Solutions	—	1,152	227	—	—	1,379
	1,158	1,152	260	—	—	2,570
Commodity
OSB - Commodity	—	1,221	—	—	—	1,221

Other
Other products	12	14	5	95	(3)	123
	$1,170	$2,387	$265	$95	$(3)	$3,915

Revenue is recognized when obligations under the terms of a contract (e.g., purchase orders) with our customers are satisfied; generally, this occurs with the transfer of control of our products at a point in time. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods. The shipping cost incurred by us to deliver products to our customers is recorded in Cost of sales. The expected costs associated with our warranties continue to be recognized as an expense when the products are sold.
During 2023, 2022, and 2021, our top ten customers accounted for approximately 50%, 48%, and 45% of our sales, respectively, in the aggregate. No individual customer exceeded 10% of our sales in 2023, 2022, or 2021.
Our businesses routinely incur customer program costs to obtain favorable product placement, promote sales of products, and maintain competitive pricing. Customer program costs and incentives, including rebates and promotion and volume allowances, are accounted for as a reduction in net sales at the time the program is initiated and/or the revenue is recognized. The costs include, but are not limited to, volume allowances and rebates, promotional allowances, and cooperative advertising programs. These costs are recorded at the later of the time of sale or the implementation of the program based on management’s best estimates. Estimates are based on historical and projected experience for each type of program or customer. Volume allowances are accrued based on our estimates of customer volume achievement and other factors incorporated into customer agreements, such as new product purchases, store sell-through, merchandising support, and customer training. Management adjusts accruals when circumstances indicate (typically as a result of a change in volume expectations). As of December 31, 2023 and 2022, we accrued $37 million and $46 million, respectively, for customer rebates recorded in accounts payable and accrued liabilities on our Consolidated Balance Sheets.
We ship some of our products to customers' distribution centers on a consignment basis. We retain title to our products stored at the distribution centers. As our products are removed from the distribution centers by retailers and shipped to retailers’ stores, title passes from us to the retailers. At that time, we invoice the retailers and recognize revenue for these consignment transactions. We do not offer a right of return for products shipped to the retailers’ stores from the distribution centers. The amount of consignment inventory as of December 31, 2023 and 2022, was $28 million and $20 million, respectively.
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

The following table sets forth the computation of basic and diluted earnings per share (dollars and shares in millions):

	Year Ended December 31,
	2023	2022	2021
Income from continuing operations	$178	$885	$1,302
Net loss attributed to non-controlling interest	—	3	4
Income attributed to LP from continuing operations	178	888	1,306
Income from discontinued operations, net of income taxes	—	198	71
Net income attributed to LP	$178	$1,086	$1,377

Weighted average common shares outstanding - basic	72	78	97
Dilutive effect of employee stock plans	—	—	1
Shares used for diluted earnings per share	72	78	98

Net income attributed to LP per share - basic:
Continuing operations	$2.47	$11.40	$13.46
Discontinued operations	—	2.54	0.73
Net income attributed to LP per share - basic	$2.47	$13.94	$14.19

Net income attributed to LP per share – diluted:
Continuing operations	$2.46	$11.34	$13.37
Discontinued operations	—	2.52	0.73
Net income attributed to LP per share - diluted	$2.46	$13.87	$14.09
5.    GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in goodwill by segment for the years ended December 31, 2023 and 2022, are provided in the following table (dollars in millions):

	Siding	OSB	Total
Balance at December 31, 2021	$4	$16	$19
Impairment charges	—	—	—
Balance at December 31, 2022	4	16	19
Impairment charges	—	—	—
Balance at December 31, 2023	$4	$16	$19

Changes in other intangible assets for the years ended December 31, 2023 and 2022, are provided in the following table (dollars in millions):

	Timber Licenses[1]	Developed Technology	Trademark	Total Other Intangibles
Balance at December 31, 2021	$30	$17	$2	$49
Amortization	(3)	(2)	—	(5)
Balance at December 31, 2022	28	15	2	45
Impairment	—	(7)	(2)	(9)
Amortization	(3)	(1)	—	(4)
Balance at December 31, 2023	$25	$7	$—	$32
1Timber licenses are included in timber and timberlands on the Consolidated Balance Sheets.
The Company’s goodwill and other intangible assets are evaluated for impairment annually during the fourth quarter or more frequently if events indicate the carrying value of a reporting unit may not be recoverable. During the year ended December 31, 2023, we recorded impairment charges of $9 million related to developed technology and trademarks related to Entekra, which is discussed further in “Note 7 - Business Exit Charges.”
Included in the balance of timber licenses are values allocated to Canadian forest licenses whose initial value of $91 million is amortized over the estimated useful life of 20 to 25 years. Amortization expense related to definite-lived intangible assets was $4 million for the year ended December 31, 2023 and $5 million for each of the years ended December 31, 2022 and 2021.
Amortization of the above-described intangible assets will be $3 million per year over the next five years.
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
Upon closing, the Company entered into a transition services agreement, pursuant to which the Company agreed to support the various activities of the EWP segment, which concluded during the year ended December 31, 2023.
The Company has classified the results of its EWP segment as discontinued operations in its Consolidated Statements of Income for the prior periods presented.

The following table presents the financial results of the EWP segment (dollars in millions):

	December 31,
	2022[1]	2021
Net sales	$455	$638
Cost of sales	(355)	(531)
Gross profit	101	107
Selling, general, and administrative expenses	(10)	(18)
Other operating credits and charges, net	—	—
Income from operations of discontinued operations	91	90
Other non-operating items	—	5
Gain on disposal before income taxes	158	—
Income from discontinued operations before income taxes	249	95
Provision for income taxes	(51)	(24)
Income from discontinued operations, net of income taxes	$198	$71
1 Reflects operating results through August 1, 2022, when the assets related to the EWP segment were sold.
The following summarizes the total cash provided by operations and total cash used for investing activities related to the EWP segment and included in the Consolidated Statements of Cash Flows (dollars in millions):

	2022	2021
Net cash provided by discontinued operating activities	$16	$71
Net cash provided by (used in) discontinued investing activities	$261	$(6)
Net cash provided by discontinued investing activities for the year ended December 31, 2022, included $59 million of proceeds from the sale of our 50% equity interest in two joint ventures that produced I-joists and $205 million of net proceeds from the sale of the EWP segment assets. Capital expenditures for discontinued operations totaled $3 million and $6 million for the years ended December 31, 2022 and 2021, respectively. Included in net cash provided by discontinued operating activities is depreciation and amortization of $3 million and $5 million for the years ended December 31, 2022 and 2021, respectively.
7.     BUSINESS EXIT CHARGES
During the second quarter of 2023, we ceased the manufacturing operations of Entekra, an off-site framing operation previously reported within our “Other” category, which comprises other products that are not individually significant. Business exit charges were $32 million for year ended December 31, 2023, which consisted of the following (dollar amounts in millions):

Year Ended December 31,
2023
Impairment of property, plant and equipment, operating lease assets, and other intangible assets[1]	$24
Restructuring and other related charges:
Inventory write-down[2]	7
Other expenses including personnel-related costs such as severance[3]	1
Total Business exit charges	$32
1Included within impairment of long-lived assets, net on the Consolidated Income Statements.
2Included within cost of sales on the Consolidated Income Statements.
3Included within other operating credits and charges, net on the Consolidated Income Statements.

8.    INCOME TAXES
Income Tax Provision
The components of income from continuing operations before income taxes, including equity in unconsolidated affiliates, were (dollars in millions):

	Years Ended December 31,
	2023	2022	2021
Domestic	$207	$961	$1,491
Foreign	45	198	212
Total	$252	$1,159	$1,704
The components of our income tax provision (benefit) from continuing operations were (dollars in millions):

	Years Ended December 31,
	2023	2022	2021
Current tax provision (benefit):
U.S. federal	$17	$180	$284
State and local	(1)	51	56
Foreign	14	42	56
Net current tax provision	30	273	396
Deferred tax provision (benefit):
U.S. federal	22	(1)	2
State and local	1	(4)	—
Foreign	21	12	4
Net valuation allowance increase (decrease)	—	(6)	—
Net deferred tax provision	44	1	6
Total income tax provision	$74	$274	$402
We paid income taxes, net of refunds, of $65 million, $320 million, and $421 million during 2023, 2022, and 2021, respectively. Included in our Consolidated Balance Sheet at December 31, 2023 is a net income tax receivable of $22 million compared to a net income tax payable of $16 million at December 31, 2022.

Deferred Taxes
The tax effects of significant temporary differences creating deferred tax assets and liabilities were (dollars in millions):

	December 31,
	2023	2022
Deferred tax assets:
Accrued liabilities	$21	$20
Research expenditures	19	14
Inventories	14	9
Benefit relating to capital loss, NOL carryforward, and credit carryforwards	10	6
Operating lease liabilities	8	7
Deferred revenue	3	3
Other deferred tax assets	11	15
Total deferred tax assets	86	74
Valuation allowance	(4)	(4)
Total deferred tax asset after valuation allowance	82	70
Deferred tax liabilities:
Property, plant, and equipment	(188)	(152)
Unremitted foreign earnings	(21)	—
Operating lease assets	(8)	(7)
Investment in Entekra	(7)	(7)
Timber and timberlands	(6)	(7)
Other deferred tax liabilities	(4)	(3)
Total deferred tax liabilities	(234)	(176)
Net deferred tax liabilities	$(152)	$(106)

Balance sheet classification:
Long-term deferred tax asset	$11	$7
Long-term deferred tax liability	(162)	(113)
Net deferred tax liabilities	$(152)	$(106)
The benefit relating to capital loss, operating loss, and credit carryforwards included in the above table at December 31, 2023, consisted of (dollars in millions):

	Operating Loss	Benefit Amount	Valuation Allowance	Expiration Beginning in
Argentina operating loss carryforwards	$8	$3	$—	2028
Canadian capital loss carryforwards	—	4	(4)	No expiration
Chile operating loss carryforwards	4	1	—	No expiration
State credit carryforwards	—	2	—	2034
Total	$12	$10	$(4)

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
In the second quarter of 2023 we assessed the overall financial position of our foreign subsidiaries and management decided it no longer has the intent to indefinitely reinvest undistributed earnings in Chile and Brazil. As a result of this change, we recorded deferred taxes relating to the tax effect of repatriating all unremitted earnings in Chile and Brazil. The deferred tax liability is reflective of the difference between outside book and outside tax basis associated with the investments in LP Brasil, LP Chile, and LP South America. However, LP expects the outside basis difference to reverse through dividend distributions and the primary tax impacts of these distributions are expected to be Chilean income tax withheld on dividend income received by LP Corporation, and tax related to Section 986(c) foreign exchange gain or loss on distributions of earnings subject to U.S. GILTI tax in prior periods.
As of December 31, 2023, LP Corporation expects to incur Chilean withholding tax of approximately $22 million on the potential distributions of Chile and Brazil cumulative earnings and will be able to claim a foreign tax credit of $1 million, for a net tax deferred tax liability of $21 million. The charge was recorded as a component of income tax expense from continuing operations for the year ended December 31, 2023.
In 2021 the Organization for Economic Cooperation and Development (OECD) announced an Inclusive Framework on Base Erosion and Profit Shifting including Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large multinational corporations at a minimum rate of 15%. Subsequently multiple sets of administrative guidance have been issued. Many non-U.S. tax jurisdictions have either recently enacted legislation to adopt certain components of the Pillar Two Model Rules beginning in 2024 with the adoption of additional components in later years or announced their plans to enact legislation in future years. Although we expect increased tax compliance efforts as a result of new legislation, we do not expect Pillar 2 to have a significant impact on our effective tax rate or our consolidated results of operations, financial position and cash flows.
Reconciliation of the U.S. Federal Statutory Rate to the Effective Rate
Reconciliation of the U.S. federal statutory tax rate to the total effective tax rates from continuing operations (dollars in millions):

	Years Ended December 31,
	2023		2022		2021
	Amount ($)	Percent (%)	Amount ($)	Percent (%)	Amount ($)	Percent (%)
U.S. Federal tax rate	$53	21%	$243	21%	$358	21%
State and local income taxes	8	3	34	3	43	3
Effect of foreign tax rates	3	1	9	1	16	1
Uncertain tax positions	7	3	(2)	—	(1)	—
Unremitted foreign earnings	25	10	—	—	—	—
Non deductible compensation	6	2	6	—	3	—
Tax credits	(5)	(2)	(4)	—	(4)	—
Prior year changes in tax laws and positions	(9)	(3)	—	—	—	—
Revisions to prior year estimates	(7)	(3)	2	—	(3)	—
Other items, net	(7)	(3)	(14)	(1)	(10)	(1)
Provision for income taxes	$74	29%	$274	24%	$402	24%
We are subject to U.S. federal income tax as well as income taxes of multiple state jurisdictions. Our foreign subsidiaries are subject to income tax in Canada, Chile, Brazil, Peru, Colombia, Argentina, Paraguay, and Mexico.

We generally remain subject to U.S. federal and state examinations for tax years 2018 and subsequent. In addition to the U.S., we have tax years that remain open and subject to examination by tax authorities in the following major tax jurisdictions: Brazil and Chile for tax years 2017 and subsequent; and Canada for tax years 2018 and subsequent. Our tax returns are currently under examination by tax authorities in the U.S. for years 2018, 2019, and 2020, in Canada for year 2019, and in Chile for years 2016 and 2020.
Uncertain Tax Positions
Tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of the years (dollars in millions):

	December 31,
	2023	2022	2021
Beginning balance	$6	$9	$11
Increases:
Tax positions taken in current year	1	1	1
Tax positions taken in prior years	6	—	—
Decreases:
Lapse of statute in current year	—	(4)	(3)
Ending balance	$13	$6	$9
Included in the above balances at December 31, 2023, are $13 million of tax benefits that, if recognized, would affect our effective tax rate. We accrued interest of $2 million and paid no interest during 2023. We accrued and paid no interest during 2022.
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
As of December 31, 2023, our weighted average discount rate was 3%, and our weighted average remaining lease term was seven years for operating leases.

Our operating leases are included in our Consolidated Balance Sheets and Consolidated Statements of Income as follows (dollars in millions):

	Classification	December 31,
Consolidated Balance Sheet		2023	2022
Assets:
Operating lease assets	Operating lease assets, net	$25	$44
Total lease assets		$25	$44
Liabilities:
Current
Operating	Accounts payable and accrued liabilities	$6	$8
Non-current
Operating	Non-current operating lease liabilities	25	41
Total lease liabilities		$32	$49

For the years ended December 31, 2023 and 2022, we incurred operating lease expenses of $10 million and $10 million, respectively, included within costs of sales and selling, general and administrative expenses. We made cash payments of $10 million and $9 million during the years ended December 31, 2023 and 2022, respectively, related to our operating leases. We further incurred operating lease expense of $4 million and $6 million related to short-term rent expense for the years ended December 31, 2023 and 2022, respectively.
We obtained right of use (ROU) assets in exchange for new operating lease liabilities of $4 million and $4 million for the years ended December 31, 2023 and 2022, respectively. We did not enter into any financing leases during 2023 or 2022.
In connection with the Entekra shutdown described in "Note 7 - Business Exit Charges,” we terminated the related lease arrangements and derecognized the associated operating lease assets and liabilities, resulting in a non-cash pre-tax impairment charge of $3 million.
The following table sets forth the minimum lease payments that are expected to be made in each of the years indicated (dollars in millions):

Operating Leases
2024	$7
2025	6
2026	5
2027	3
2028	3
2029 and thereafter	9
Total lease payments	34
Less: Interest	(3)
Present value of lease liabilities	$32

10.    LONG-TERM DEBT

		December 31, 2023			December 31, 2022
(Dollars in millions)	Interest Rate	Principal	Unamortized Debt Costs	Total	Principal	Unamortized Debt Costs	Total
Debentures:
Senior unsecured notes, maturing 2029, interest rates fixed	3.625%	$350	$(3)	$347	$350	$(4)	$346
Amended Credit Facility, maturing 2028, interest rates variable	varies	—	—	—	—	—	—
Total		350	(3)	347	350	(4)	346
Less: current portion		—		—	—		—
Long-term portion		$350	$(3)	$347	$350	$(4)	$346
Senior Notes
In March 2021, we issued $350 million of 3.625% Senior Notes due in 2029 (2029 Senior Notes). We may redeem the 2029 Senior Notes, in whole or in part, prior to March 15, 2024, at a redemption price equal to 100% of the principal amount thereof plus a “make-whole” premium set forth in the indenture governing our 2029 Senior Notes, plus accrued and unpaid interest, if any, to, but not including, the date of redemption. On or after March 15, 2024, we may, at our option on one or more occasions, redeem all or any portion of these notes at the redemption prices set forth in the indenture governing the 2029 Senior Notes, plus accrued and unpaid interest, if any, to, but not including, the date of redemption. The indenture governing the 2029 Senior Notes contains certain covenants that, among other things, limit our ability to grant liens to secure indebtedness, engage in sale and leaseback transactions, merge or consolidate or sell all or substantially all of our assets. If we are subject to a "change of control," as defined in the indenture governing our 2029 Senior Notes, we are required to offer to repurchase the 2029 Senior Notes at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, thereon to, but not including, the date of purchase. The indenture governing the 2029 Senior Notes contains customary events of default, including failure to make required payments on the 2029 Senior Notes, failure to comply with certain agreements or covenants contained in the indenture governing our 2029 Senior Notes, failure to pay or acceleration of certain other indebtedness and certain events of bankruptcy and insolvency. An event of default in the indenture allows either the indenture trustee or the holders of at least 25% in aggregate principal amount of the then-outstanding 2029 Senior Notes to accelerate, or in certain cases, automatically causes the acceleration of, the amounts due under the 2029 Senior Notes.
Deferred debt costs are amortized over the life of the related debt using a straight-line basis which approximates the effective interest method. If the debt is retired early, the related unamortized deferred financing costs are written off in the period the debt is retired to other non-operating items.
Credit Facilities
In November 2022, LP entered into a Second Amended and Restated Credit Agreement with American AgCredit, PCA, as administrative agent and sole lead arranger, CoBank, ACB, as letter of credit issuer, and certain other lender parties (the Credit Agreement), relating to its revolving credit facility (as amended, the Amended Credit Facility). The Credit Agreement provides for a revolving credit facility in the principal amount of up to $550 million, with a $60 million sub-limit for letters of credit. The Credit Agreement amended and restated the Amended and Restated Credit Agreement entered into by the Company and certain other parties dated as of June 27, 2019, as amended prior to the effectiveness of the Credit Agreement (as defined above), in its entirety to, among other things, (i) reflect the release of the collateral that secures the indebtedness evidenced by the Credit Agreement as a result of the Company’s obtaining an Investment Grade rating in November 2022 (which collateral may be reinstated from time to time in accordance with the terms of the Credit Agreement), (ii) extend the maturity date to November 29, 2028, (iii) make certain changes to effect a transition from the LIBOR interest rate benchmark to Term SOFR Rate (as defined in the Credit Agreement) and (iv) provide for certain other modifications (including modifications to certain basket and threshold levels in the negative covenants) as set forth in the Credit Agreement.

There were no outstanding amounts borrowed under the Amended Credit Facility as of December 31, 2023. Revolving borrowings under the Amended Credit Facility accrue interest, at our option, at either (a) a “base rate” plus a margin of 0.500% to 1.500% or (b) Adjusted Term SOFR (i.e., Term SOFR Rate plus an adjustment of 0.10%) plus a margin of 1.500% to 2.500%. The Amended Credit Facility also includes an unused commitment fee, due quarterly, ranging from 0.200% to 0.425%. The applicable margins and fees within these ranges are based on our ratio of consolidated Earnings before interest, taxes, depreciation and amortization (EBITDA) to cash interest charges. The “base rate” is the highest of (i) the Federal funds rate plus 0.5%, (ii) the U.S. prime rate, and (iii) one-month Adjusted Term SOFR plus 1.0%.
The Credit Agreement contains various restrictive covenants and customary events of default, the occurrence of which could result in the acceleration of our obligation to repay the indebtedness outstanding thereunder. The Credit Agreement also contains financial covenants that, among other things, require us and our consolidated subsidiaries to have, as of the end of each fiscal quarter, a capitalization ratio (i.e., funded debt less unrestricted cash to total capitalization) of no more than 57.5%.
In March 2020, LP entered into a letter of credit facility agreement (the Letter of Credit Facility) with Bank of America, N.A., which provides for the funding of letters of credit up to an aggregate outstanding amount of $20 million, which may be secured by certain cash collateral of LP. The Letter of Credit Facility includes quarterly a letter of credit fee in an amount equal to 1.875% of the daily available amount to be drawn on each letter of credit issued under the facility; provided, that if all letters of credits issued under the Letter of Credit Facility have been cash collateralized, the applicable rate of the letter of credit fee is reduced to 0.500%. The Letter of Credit Facility is subject to similar affirmative, negative, and financial covenants as those set forth in the Credit Agreement, including capitalization ratio covenants.
As of December 31, 2023, we were in compliance with all financial covenants under the 2029 Senior Notes, the Credit Agreement and the Letter of Credit Facility.
Deferred debt costs are amortized over the life of the related debt using a straight-line basis, which approximates the effective interest method. Included in such amortized amounts are deferred debt costs associated with our Amended Credit Facility of $3 million, which are recorded within other assets on our Consolidated Balance Sheets. We amortized deferred debt costs of $1 million for each of the years ended December 31, 2023, 2022, and 2021.
The weighted average interest rate for all long-term debt at both December 31, 2023 and 2022 was approximately 3.6%. Required repayment of principal for long-term debt is as follows (dollars in millions):

Years ending December 31,
2024	$—
2025	—
2026	—
2027	—
2028	—
2029 and thereafter	350
Total	$350
We estimated the 2029 Senior Notes to have a fair value of $314 million and $306 million at December 31, 2023 and 2022, respectively, based upon market quotations. Fair values were based on trading activity among the Company’s lenders and the average bid and ask price as determined using published rates (Level 1 in the U.S. GAAP fair value hierarchy).
11.    STOCKHOLDERS' EQUITY
Preferred Stock
We are authorized to issue up to 15,000,000 shares of preferred stock at $1.00 par value. At December 31, 2023, no shares of preferred stock have been issued.

Stock Award Plan
We have a stock-based compensation plan under which stock options, SSARs, restricted stock, restricted stock units, and performance stock units may be granted. At December 31, 2023, approximately four million shares were available under the current plan for these awards.

	Year ended December 31,
(Dollars in millions)	2023	2022	2021
Total stock-based compensation expense (cost of sales, selling, general and administrative, and other operating credits and charges, net)	$13	$19	$16
Income tax benefit related to stock-based compensation	$2	$8	$3
Impact on cash flow due to taxes paid related to net share settlement of equity awards	$(12)	$(16)	$(7)
We recognize the compensation costs on a straight-line basis over the requisite service period of the award, which is generally the vesting term of three years.
SSARs
Prior to January 1, 2018, we granted SSARs to key employees under the Company's then-current stock award plan. On exercise, we generally issue these shares from treasury. The SSARs were granted at market price at the date of grant. The SSARs became exercisable over three years and expire ten years after the date of grant. All outstanding SSARs were vested as of December 31, 2023.
Restricted Stock Units and Performance Stock Units
We grant time-vested restricted stock units and performance stock units (PSUs) to certain key employees and time-vested restricted stock units to non-employee directors under our stock award plan. Restricted stock units (RSUs) vest ratably over a three-year vesting period for employees and vest in full on the first anniversary of the grant date for non-employee directors. Certain of these awards are eligible to receive dividend equivalent shares. The grant date fair value of these awards approximates market value of the shares. PSUs vest based upon the attainment of certain performance and market metrics over a three-year cumulative performance period. Awards based upon the achievement of the performance goals are earned ratably from 0% to 200%. If the performance goals are met at the end of the performance period, the award may be adjusted based on LP's three-year total shareholder return (TSR) performance relative to a capital market peer group. This TSR modifier can increase or decrease the award by 20%, although the TSR modifier cannot cause the award to exceed the maximum of 200%.

Summary of Stock Awards Outstanding
The following table summarizes stock awards as of December 31, 2023, as well as activity during the last year.

	Stock Options / SSARS		Restricted Stock Units and Performance Stock Units
	Number of Awards	Weighted Average Exercise Price	Number of Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	182,989	$17.59	645,504	$48.49
Granted	—	—	590,817	54.97
Exercised	(42,278)	17.87	—	—
Vested	—	—	(468,148)	38.97
Forfeited/cancelled	—	—	(200,182)	62.60
Outstanding at December 31, 2023	140,711	$17.50	567,991	$62.59
Vested and expected to vest at December 31, 2023[1]	140,711	$17.50
Exercisable at December 31, 2023	140,711	$17.50
Unrecognized compensation costs (in millions)		$—		$10
To be recognized over weighted-average period of years		0		1

1Expected to vest based upon historical forfeiture rate.
In October 2023, LP modified the performance vesting criteria of approximately 105,000 and 75,000 PSU awards outstanding that were granted in 2021 and 2022, respectively. The original awards were canceled, and the modified awards were considered granted on the modification date. Stock-based compensation expense related to these modified awards will be recognized over the remaining vesting period based on the expected number of awards to vest using fair values per share of between $49.36 and $53.47. Stock-based compensation expense related to 2021 PSU modification was $4 million for the year ended December 31, 2023.
The aggregate intrinsic value of the stock options and SSARs is the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of a fiscal year and the exercise price, multiplied by the number of in-the-money options and SSARs) that would have been received by the holders had all holders exercised their awards on the last day of such fiscal year. This amount changes based on the market value of our stock, as reported by the New York Stock Exchange. The intrinsic value of SSARs and stock options exercised in the years ended December 31, 2023, 2022, and 2021 was $3 million, $4 million, and $8 million, respectively.
The total fair value of awards vested during the years ended December 31, 2023, 2022, and 2021, was $31 million, $42 million, and $20 million, respectively.
Share Repurchases
On May 4, 2021, our Board of Directors authorized a share repurchase program (First 2021 Share Repurchase Program) under which we had the ability to repurchase shares of our common stock totaling up to $1 billion. On November 2, 2021, our Board of Directors authorized an additional share repurchase plan under which we had the ability to repurchase shares of our common stock totaling up to $500 million (Second 2021 Share Repurchase Program).
On May 3, 2022, we announced that our Board of Directors authorized a share repurchase program (2022 Share Repurchase Program) under which we may repurchase shares of our common stock totaling up to $600 million.
During 2021, we paid $1.3 billion to repurchase approximately 21 million shares of our common stock at an average price of $61.52 per share through market purchases. During 2022, we paid $900 million to repurchase approximately 14 million shares of our common stock through market purchases at an average price of $62.37 per share. No purchases were made under the 2022 Share Repurchase Program during 2023.

There are no amounts remaining under the First 2021 Share Repurchase Program or the Second 2021 Share Repurchase Program as of December 31, 2023. There is $200 million remaining under the 2022 Share Repurchase Program as of December 31, 2023.
Employee Stock Purchase Plan
Our employee stock purchase plan (ESPP) provides our participating employees an opportunity to obtain shares of our common stock at a discount (through payroll deductions over six-month periods). At December 31, 2023, two million shares of common stock were reserved for issuance under the ESPP.
12.    OTHER OPERATING AND NON-OPERATING INCOME (EXPENSE)
Other operating credits and charges, net
The major components of Other operating credits and charges, net in the Consolidated Statements of Income for the years ended December 31, 2023, 2022, and 2021 are reflected in the table below and described in the paragraphs following the table (dollars in millions):

	Year Ended December 31,
	2023	2022	2021
Insurance recoveries	$—	$15	$4
Legal settlement	(16)	—	—
Reorganization charges	(8)	(7)	(1)
Environment costs	—	(2)	(4)
Product liability settlement	—	8	—
Gain (loss) on asset sales	6	(1)	(2)
Other	(1)	2	3
	$(19)	$16	$1
During 2023, we agreed to pay $16 million to resolve certain patent-related claims and to obtain certain patent rights. We incurred severance and other charges of $8 million related to certain reorganizations and recognized a $6 million gain on the sale of assets.
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

Non-operating income (expense)
Non-operating income (expense) is comprised of the following components (dollars in millions):

	Year Ended December 31,
	2023	2022	2021
Interest expense	$(17)	$(14)	$(15)
Amortization of debt charges	(1)	(1)	(2)
Capitalized interest	4	5	3
Interest expense, net of capitalized interest	$(14)	$(11)	$(14)

Interest income	$18	$14	$1
Investment income	$18	$14	$1

Net periodic pension cost, excluding service cost	$—	$(6)	$(1)
Foreign currency gains (losses), net	(40)	(11)	(8)
Loss on early debt extinguishment	—	—	(11)
Pension settlement charges	(4)	(82)	(2)
Other	1	2	—
Other non-operating items	$(43)	$(97)	$(22)
During 2023, we completed the termination of our U.S. and Canadian defined benefit pension plans resulting in the recognition of non-cash, pre-tax charges of $4 million. Additionally, we recognized $40 million of foreign currency losses primarily driven by $32 million of transactional losses on the Argentine peso.
During 2022, we recognized $82 million of pension settlement expense related to a portion of the unrecognized actuarial loss that was included in accumulated comprehensive loss.
During 2021, we recorded an early debt extinguishment charge of $11 million, which included $9 million of redemption premium and $2 million of unamortized debt costs associated with the early redemption of our Senior Notes due 2024. Additionally, we recognized $2 million of pension settlement expense related to a portion of the unrecognized actuarial loss.
13.    IMPAIRMENT OF LONG-LIVED ASSETS
We review the carrying values of our long-lived assets for potential impairments and believe we have adequate support for the carrying value of each of these assets based upon the anticipated cash flows that result from our estimates of future demand, pricing, and production costs, assuming certain levels of planned capital expenditures. However, if demand and pricing for our products fall to levels significantly below cycle average demand and pricing, should we decide to invest capital in alternative projects, or should changes occur related to our wood supply for our mills, it is possible that future impairment charges will be required.
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
During 2023, we recorded $30 million of non-cash, pre-tax impairment charges, $24 million of which was related to the shutdown of Entekra, including $13 million of property, plant, and equipment, $9 million of intangible assets, and $3 million related to operating lease assets. See further discussion in “Note 7 - Business Exit Charges”. Further, $6 million of non-cash, pre-tax impairment charges were recognized related to the Granite City, Illinois facility which is scheduled for closure in 2024, including $4 million of property, plant, and equipment and $2 million related to operating lease assets. During 2022, we recognized $1 million of pre-tax impairment charges. These assets were written down to fair value based on Level 2 inputs under ASC 820, Fair Value Measurement, using quoted market prices.
14.    COMMITMENTS AND CONTINGENCIES
We maintain reserves for various contingent liabilities as follows (dollars in millions):

	December 31,
	2023	2022
Environmental reserves	$26	$27
Other reserves	—	—
Total contingencies	26	27
Current portion*	(1)	(1)
Long-term portion	$25	$26
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

The activity in our reserve for estimated environmental loss contingency reserves is summarized in the following table (dollars in millions):

	Year Ended December 31,
	2023	2022
Beginning balance	$27	$25
Adjustments to expense during the year (other operating credits charges, net and cost of sales)	—	2
Adjustments to amounts to be paid by a third party	—	2
Payments made	(1)	(2)
Ending balance	$26	$27
During 2023 and 2022, we adjusted our reserves at several sites to reflect current estimates of remediation costs and environmental settlements.
Other Proceedings
We are party to other legal proceedings in the ordinary course of business. Based on the information currently available, we do not believe that the resolution of such proceedings could reasonably be expected to have a material adverse effect on our financial position, results of operations, cash flows, or liquidity. During the second quarter of 2023, we agreed to pay $16 million to resolve certain patent-related claims and to obtain certain patent rights, which is recorded within other operating credits and charges, net in our Consolidated Statements of Income. See "Note 12 - Other Operating and Non-Operating Income (Expense)" As of December 31, 2023, $8 million of the settlement amount is outstanding and is included in accounts payable and accrued liabilities in the Consolidated Balance Sheets.
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
Indemnities and Guarantees
We are a party to certain contracts in which we agree to indemnify third parties for certain liabilities that arise out of or relate to the subject matter of the contract. In some cases, this indemnity extends to related liabilities arising out of the negligence of the indemnified parties, but usually excludes any liabilities caused by gross negligence or willful misconduct of the indemnified parties. We cannot estimate the potential amount of future payments under these agreements until events arise that would trigger the liability.
Additionally, in connection with certain sales of assets and divestitures of businesses, we have agreed to indemnify the applicable buyer and certain related parties for certain losses or liabilities incurred by the buyer or such related parties with respect to (1) the representations and warranties made to the buyer by us in connection with the applicable sale or divestiture and (2) liabilities related to the pre-closing operations of the assets or businesses sold. Indemnities related to pre-closing operations generally include environmental liabilities, tax liabilities, and other liabilities not assumed by the buyer.
Indemnities related to the pre-closing operations of sold assets or divested businesses typically do not represent added liabilities for us, but simply serve to protect the buyer from potential liability associated with the obligations that existed (known and unknown) at the time of the sale. We record accruals for those pre-closing obligations that are considered probable and estimable. We have not accrued any additional amounts as a result of the indemnity agreements summarized below, as we believe the fair value of the guarantees is not material.

•In connection with various sales of our timberlands, we have agreed to indemnify the relevant buyers with respect to losses resulting from breaches of limited representations and warranties contained in the related agreements. These indemnities generally are capped at a maximum potential liability and have an unspecified duration.
We also have various other indemnities that are individually and in the aggregate immaterial.
We record a liability related to specific indemnification when future payment is probable, and the amount is estimable.
15.    PRODUCT WARRANTIES
We offer warranties on the sale of most of our products and record an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The activity in warranty reserves is summarized in the following table (dollars in millions):

	Year Ended December 31,
	2023	2022
Beginning balance	$8	$7
Accrued to expense during the year	2	3
Reduced to other operating credits and charges	(1)	—
Payments made	(2)	(3)
Total warranty reserves	8	8
Current portion of warranty reserves	(2)	(2)
Long-term portion of warranty reserves	$6	$6
The current portion of the warranty reserve is included in accounts payable and accrued liabilities, and the long-term portion is included in other long-term liabilities on our Consolidated Balance Sheets.
We believe that the warranty reserve balances at December 31, 2023 are adequate to cover future warranty payments. However, it is possible that additional charges may be required.
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

Defined Benefit Pension Plans
During the year ended December 31, 2022, the Company initiated the termination of our frozen U.S. and Canadian defined benefit pension plans (collectively, the Plan). Plan participants were provided the opportunity to receive their full accrued benefits from Plan assets by either electing immediate lump sum distributions or annuity contracts with a qualifying third-party annuity provider. During the year ended December 31, 2022, we contributed $5 million to fund the liquidation of the Plan. Plan assets of $247 million were liquidated to fund lump sum distributions to participants and purchase annuity contracts. As a result, a substantial portion of the Plan was settled during the year ended December 31, 2022, resulting in recognition of non-cash, pre-tax charges of $82 million from Accumulated comprehensive loss to Other non-operating items in our Consolidated Statements of Income. Upon final termination of the Plan in 2023, we recognized $6 million of non-cash, pre-tax charges from Accumulated comprehensive loss and realized pre-tax gains of $2 million related to refunds from the annuity provider to the Plan associated with the final reconciliation of participant data. The remaining Plan asset balance of $2 million was refunded in 2023.

The projected benefit obligation is the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated salary increases. The following table details information regarding our pension plans at December 31, 2023 and 2022 (dollars in millions):

	2023	2022
Change in benefit obligation:
Beginning of year balance	$3	$301
Service cost	1	3
Interest cost	—	7
Actuarial (gains) losses, net	—	(47)
Foreign exchange rate changes	—	(2)
Benefits paid	—	(13)
Pension settlements	(2)	(247)
End of year balance	$2	$3
Change in assets (fair value):
Beginning of year balance	$6	$296
Actual return on plan assets	(1)	(33)
Employer contribution	(2)	5
Foreign exchange rate changes	—	(2)
Benefits paid	—	(13)
Pension settlements	(2)	(247)
End of year balance	$—	$6
Plan assets less than benefit obligations	$(2)	$2

Amounts included in the balance sheet:
Non-current pension assets, included in “Other assets”	$—	$4
Current pension liabilities, included in “Accounts payable and accrued liabilities”	—	—
Non-current pension liabilities, included in “Other long-term liabilities”	(2)	(2)
Net amount recognized	$(2)	$2

Amounts in accumulated comprehensive loss:
Net actuarial loss	$(1)	$(1)
Prior service costs	—	(6)
Total pre-tax amounts in accumulated comprehensive loss	$(1)	$(6)
The 2022 actuarial gains of $47 million were primarily related to a change in interest rates from prior year-end to those effective for settling the benefit plan obligations and actual return on Plan assets of $33 million was primarily related to market returns realized prior to the pension settlement dates.
The changes recognized in other comprehensive loss were as follows (dollars in millions):

	Year Ended December 31,
	2023	2022	2021
Pension settlements, net of tax	$4	$62	$2
Net actuarial gain (loss) and prior service (cost) arising during the period, net of tax	—	5	(1)
Amortization of actuarial loss, prior service cost, net of tax	—	4	5
Total amounts recognized in other comprehensive income	$4	$71	$5

Weighted-average assumptions used to calculate our benefit obligations at December 31, 2022 was as follows:

2022
Discount rate:
U.S.	2.3%
Canada	3.8%
Rate of compensation increase:
U.S.	NA
Canada	NA
Benefit obligations by plan category are as follows (dollars in millions):

	2023
	U.S.	Canada	Total
Fair value of plan assets	$—	$—	$—
Benefit obligation	1	1	2
Funded Status	$(1)	$(1)	$(2)

	2022
	U.S.	Canada	Total
Fair value of plan assets	$1	$4	$6
Benefit obligation	2	2	3
Funded Status	$—	$3	$2
The following table sets forth the net periodic pension cost for our defined benefit pension plans. The components of our net periodic pension costs consisted of the following (dollars in millions):

	Year Ended December 31,
	2023	2022	2021
Service cost	$1	$3	$1
Other components of net periodic pension cost:
Interest cost	—	7	7
Expected return on plan assets	—	(7)	(13)
Amortization of prior service cost and net transition asset	—	1	1
Amortization of net actuarial loss	—	5	6
Net periodic pension cost before loss due to settlement	1	8	2
Loss due to pension settlement	4	82	2
Total net periodic pension cost	$4	$91	$4

Net periodic pension cost included in cost of sales	$—	$—	$—
Net periodic pension cost included in selling, general, and administrative expenses	1	3	1
Net periodic pension cost included in other non-operating items	4	88	3
	$4	$91	$4

Weighted average assumptions used to calculate our net periodic pension costs for the years ended December 31, 2022, and 2021 were as follows:

	2022	2021
Discount rate:
U.S.	2.6%	2.3%
Canada	2.6%	2.3%
Expected return on plan assets:
U.S.	3.0%	5.3%
Canada	2.0%	2.3%
Rate of compensation increase:
U.S.	NA	NA
Canada	NA	NA
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
The fair value of our pension plan assets was $6 million as of December 31, 2022, respectively, based on Level 1 inputs. Refer to "Note 1 - Summary of Significant Accounting Policies" for further detail on the level of inputs as defined.
Defined Contribution Plans
We also sponsor defined contribution plans in the U.S. and Canada. In the U.S., these plans are primarily 401(k) plans for hourly and salaried employees that allow for pre-tax employee deferrals and a Company match of up to 5% of an employee’s eligible wages (subject to certain limits). Under the profit-sharing feature of these plans, we may elect to contribute a discretionary amount as a percentage of eligible wages. Included in the assets of the 401(k) and profit-sharing plans are one million shares of LP common stock that represented approximately 8% of the total market value of plan assets at December 31, 2023.
In Canada, we sponsor both defined contribution plans and Registered Retirement Savings Plans for hourly and salaried employees that allow for employee tax deferrals. We provide a 100% match for employee contributions up to 4% and provide a 50% match of employee's contributions from 4% to 6% (subject to certain limits).
Expenses related to the U.S. and Canadian defined contribution plans and the Registered Retirement Savings Plans, including the profit-sharing feature, were $15 million, $23 million, and $21 million in 2023, 2022, and 2021, respectively.
Other Benefit Plans
We have several plans that provide post-retirement benefits other than pensions, primarily for salaried employees in the U.S. and certain groups of Canadian employees. The obligation at December 31, 2023 and 2022 for these post-retirement benefits was $8 million and $7 million, respectively. The net expense related to these plans was not significant in 2023, 2022, or 2021.

In 2004, we adopted the Louisiana-Pacific Corporation 2004 Executive Deferred Compensation Plan (the Deferred Compensation Plan). Pursuant to the Deferred Compensation Plan, participants are eligible to defer up to 90% of their base salary and annual cash incentives that exceed the limitation as set forth by the Internal Revenue Service and receive a 5% match on their contributions. Each Deferred Compensation Plan participant is fully vested in all employee deferred compensation and earnings credited associated with employee contributions. Employer contributions and associated earnings vest over periods not exceeding five years. The liability under the Deferred Compensation Plan amounted to $3 million and $2 million as of December 31, 2023 and 2022, respectively, and is included in other long-term liabilities on our Consolidated Balance Sheets.
17.    ACCUMULATED COMPREHENSIVE LOSS
Accumulated comprehensive loss includes cumulative translation adjustments, unrealized gains (losses) on certain financial instruments, and pension and post-retirement adjustments. Other comprehensive income activity, net of tax, is provided in the following table (dollars in millions):

	Pension	Translation Adjustments	Other	Total
Balance at December 31, 2020	$(81)	$(68)	$(2)	$(151)
Reclassified to income statement, net of taxes[1]	5	—	—	5
Pension settlement loss, net of taxes	—	—	—	—
Translation adjustments	—	(28)	—	(28)
Balance at December 31, 2021	(76)	(96)	(1)	(174)
Reclassified to income statement, net of taxes[1]	—	—	1	1
Pension settlement loss, net of taxes	71	—	—	71
Translation adjustments	—	2	—	2
Balance at December 31, 2022	(5)	(94)	—	(99)
Reclassified to income statement, net of taxes[1]	—	—	—	—
Pension settlement loss, net of taxes	4	—	—	4
Translation adjustments	—	6	—	6
Balance at December 31, 2023	$—	$(89)	$—	$(89)
1 Amounts of actuarial loss and prior service cost are components of net periodic benefit cost. See "Note 16 - Retirement Plans and Post-Retirement Benefits" above for additional details.
Foreign translation adjustments exclude income tax expense (benefit) given that there are no deferred tax assets or liabilities recorded on outside basis differences on the foreign subsidiaries to which the currency translation losses relates and consequently the translation adjustments will not trigger an incremental U.S. tax effect. The pension amounts reclassified from Accumulated comprehensive loss included an income tax provision of $1 million, $23 million, and $2 million in 2023, 2022, and 2021, respectively.
18.    SEGMENT INFORMATION
We operate in three segments: Siding, OSB, and LPSA. Our business units have been aggregated into these three segments based upon the similarity of economic characteristics, customers, and distribution methods. Our results of operations are summarized below for each of these segments separately as well as for the “Other” category, which comprises other products that are not individually significant.
•Our Siding segment serves diverse end markets with a broad product offering, including LP® SmartSide® Trim & Siding, LP® SmartSide® ExpertFinish® Trim & Siding, LP BuilderSeries® Lap Siding, and LP® Outdoor Building Solutions™ (collectively referred to as Siding Solutions). Our Siding Solutions products consist of a full line of engineered wood siding, trim, soffit, and fascia.

•Our OSB segment manufactures and distributes OSB structural panel products, including the innovative value-added OSB product portfolio known as LP® Structural Solutions (which includes LP TechShield® Radiant Barrier, LP WeatherLogic® Air & Water Barrier, LP Legacy® Premium Sub-Flooring, LP NovaCore® Thermal Insulated Sheathing, LP FlameBlock® Fire-Rated Sheathing, and LP TopNotch® 350 Durable Sub-Flooring). OSB is manufactured using wood strands arranged in layers and bonded with resins.
•Our LPSA segment manufactures and distributes LP OSB structural panel and Siding Solutions products in South America and certain export markets. This segment also sells and distributes a variety of companion products to support the region’s transition to wood frame construction. The LPSA segment carries out manufacturing operations in Chile and Brazil and operates sales offices in Argentina, Brazil, Chile, Colombia, Mexico, Paraguay, and Peru.
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
During the year ended December 31, 2023, we updated our definitions of Adjusted EBITDA, Adjusted Income, and Adjusted Diluted EPS to exclude other business exit charges not classified as discontinued operations. Business exit charges consist of inventory and other asset impairment and exit charges related to the exit of other businesses not individually significant. We consider business exit charges to be outside the performance of our ongoing core business operations and believe that presenting Adjusted EBITDA, Adjusted Income, and Adjusted Diluted EPS excluding business exit charges provides increased transparency as to the operating costs of our current business performance. We did not revise prior years’ Adjusted EBITDA, Adjusted Income, and Adjusted Diluted EPS amounts because there were no significant costs similar in nature to these items.

Information about our product segments is as follows (dollars in millions):

	Year Ended December 31,
	2023	2022	2021
NET SALES BY BUSINESS SEGMENT
Siding	$1,328	$1,469	$1,170
OSB	1,026	2,062	2,387
LPSA	205	241	265
Other	22	84	95
Intersegment Sales	—	(2)	(3)
Total sales	$2,581	$3,854	$3,915
NET INCOME TO ADJUSTED EBITDA RECONCILIATION
Net income	$178	$1,083	$1,373
Add (deduct):
Net loss attributed to non-controlling interest	—	3	4
Income from discontinued operations, net of income taxes	—	(198)	(71)
Income attributed to LP from continuing operations	178	888	1,306
Provision for income taxes	74	274	402
Depreciation and amortization	119	129	114
Stock-based compensation expense	13	19	16
Loss on impairment attributed to LP	6	1	5
Other operating credits and charges, net	18	(16)	(1)
Business exit charges	32	—	—
Pension settlement charges	4	82	2
Interest expense	14	11	14
Investment income	(18)	(14)	(1)
Loss on early debt extinguishment	—	—	11
Other non-operating items	39	15	9
Adjusted EBITDA	$478	$1,389	$1,877
SEGMENT ADJUSTED EBITDA
Siding	$269	$339	$289
OSB	220	1,034	1,531
LPSA	42	77	113
Other	(17)	(23)	(20)
Corporate	(36)	(38)	(36)
Adjusted EBITDA	$478	$1,389	$1,877

	Year Ended December 31,
	2023	2022	2021
Depreciation and Amortization
Siding	$67	$46	$34
OSB	43	71	69
LPSA	7	8	8
Other	2	4	4
Non-segment related	—	—	—
Total depreciation and amortization	$119	$129	$114

Capital Expenditures
Siding	$212	$316	$177
OSB	59	53	47
LPSA	19	20	20
Other	—	1	2
Non-segment related	10	21	4
Total capital expenditures	$300	$412	$250
Information concerning identifiable assets by segment is as follows (dollars in millions):

	December 31,
	2023	2022
Identifiable Assets
Siding	$1,291	$1,045
OSB	526	491
LPSA	165	151
Other	11	74
Non-segment related	444	589
Total assets	$2,437	$2,350
Non-segment related assets include cash and cash equivalents, short-term and long-term investments, corporate assets, and other items.

Information concerning our geographic segments is as follows (dollars in millions):

	Year Ended December 31,
	2023	2022	2021
GEOGRAPHIC LOCATIONS
Total Sales—Point of origin
U.S.	$2,265	$3,329	$3,354
Canada	610	827	613
LPSA	241	273	291
Intercompany sales	(535)	(575)	(344)
Total Sales	$2,581	$3,854	$3,915
Operating profit (loss)
U.S.	$304	$1,084	$1,567
Canada	40	129	112
LPSA	35	70	106
Other operating credits and charges, net and loss on impairments of assets	(49)	15	(5)
General corporate expense, loss on early debt extinguishment, other income (expense), interest, net and equity in unconsolidated affiliates	(78)	(139)	(77)
Income before income taxes, including equity in unconsolidated affiliates	252	1,159	1,704
Provision for income taxes	(74)	(274)	(402)
Income from continuing operations	$178	$885	$1,302
Loss attributed to noncontrolling interest	—	3	4
Income attributed to LP from continuing operations	$178	$888	$1,306

IDENTIFIABLE TANGIBLE LONG LIVED ASSETS
U.S.	$996	$939	$671
Canada	472	356	359
South America	104	87	75
Total assets	$1,572	$1,382	$1,106

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2023, our Chief Executive Officer and Chief Financial Officer carried out, with the participation of the Company’s Disclosure Practices Committee and the Company’s management, a review and evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting, as of the end of the period covered by this report, based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, our management has concluded that, as of December 31, 2023, the Company’s internal control over financial reporting was effective. Our independent registered public accounting firm, Deloitte & Touche LLP, has audited our internal control over financial reporting as of the end of the period covered by this report, as stated in their report included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Louisiana-Pacific Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Louisiana-Pacific Corporation and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control— Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control— Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023 of the Company and our report dated February 14, 2024, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
Nashville, Tennessee
February 14, 2024

ITEM 9B.     Other Information
None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended December 31, 2023.
ITEM 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
ITEM 10.    Directors, Executive Officers and Corporate Governance
DIRECTORS
Information regarding our directors is incorporated herein by reference to the material included under the caption “Proposal 1: Election of Directors” in our Definitive Proxy Statement for our 2024 Annual Meeting of Stockholders which we expect to file with the SEC within 120 days after the end of our 2023 fiscal year (2024 Proxy Statement).
EXECUTIVE OFFICERS
Information regarding our executive officers is included under the caption "Information About Our Executive Officers" in Part I of this annual report on Form 10-K.
DELINQUENT SECTION 16(a) REPORTS
Information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the material included under the caption "Delinquent Section 16(a) Reports" in our 2024 Proxy Statement.
AUDIT COMMITTEE
Information regarding our Finance and Audit Committee is incorporated herein by reference to the material included under the captions “Committees of the Board” and “Finance and Audit Committee” in our 2024 Proxy Statement.
CODE OF ETHICS
We have adopted a Code of Business Conduct and Ethics and a Financial Leadership Code of Ethics applicable to our principal executive officer, principal financial officer, and principal accounting officer. Each of these documents, as well as the charters of the Governance and Corporate Responsibility Committee, the Finance and Audit Committee, the Compensation Committee and the Executive Committee are available on our website at www.lpcorp.com under the “For Investors” tab in the “Corporate Governance” section under the captions "Additional Policies" (for our Code of Business Conduct and Ethics and our Financial Leadership Code of Ethics) and “Committee Charters” (for charters of the committees listed above).
A description of any substantive amendment or waiver of our Financial Leadership Code of Ethics or our Code of Business Conduct applicable to our principal executive officer, our principal financial officer and our principal accounting officer will be disclosed on our website at http://www.lpcorp.com under the “For Investors” tab, in the “Corporate Governance” section. Any such description will be located on our website for a period of 12 months following the amendment or waiver.
The information provided on our website is not a part of this annual report on Form 10-K and therefore is not incorporated herein by reference.
ITEM 11.    Executive Compensation
Information regarding executive compensation is incorporated herein by reference to the material under the captions “Compensation of Executive Officers” and “Director Compensation” in our 2024 Proxy Statement. Information regarding our Compensation Committee is incorporated herein by reference to the material under the captions “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our 2024 Proxy Statement.
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management and securities authorized for issuance under our existing equity compensation plans and arrangements is incorporated herein by reference to the material under the captions “Holders of Common Stock” and “Equity Compensation Plan Information” in the 2024 Proxy Statement.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence
There are no transactions of the type required to be disclosed by Item 404(a) of Regulation S-K. Information regarding transactions with related persons and director independence is incorporated herein by reference to the material under the captions “Nominees for Director,” “Continuing Directors,” “Principles of Corporate Governance,” and “Related Person Transactions” in the 2024 Proxy Statement.
ITEM 14.    Principal Accountant Fees and Services
Information regarding fees and services provided by our principal accountant and the LP Finance and Audit Committee’s pre-approval policies and procedures relating thereto is incorporated herein by reference to the material under the caption “Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm” in the 2024 Proxy Statement.

PART IV
ITEM 15.    Exhibits, Financial Statement Schedules
A. Financial Statements and Financial Statement Schedules
The following financial statements of LP are included in this annual report on Form 10-K:
Consolidated Balance Sheets—December 31, 2023 and 2022.
Consolidated Statements of Income—years ended December 31, 2023, 2022, and 2021.
Consolidated Statements of Comprehensive Income—years ended December 31, 2023, 2022 and 2021.
Consolidated Statements of Cash Flows—years ended December 31, 2023, 2022, 2021.
Consolidated Statements of Stockholders’ Equity—years ended December 31, 2023, 2022 and 2021.
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

10.3	2004 Executive Deferred Compensation Plan, Amended and Restated, Effective January 1, 2024.*

10.4
2008 Supplemental Executive Retirement Plan, Amended and Restated, Effective January 1, 2008. Incorporated herein by reference to Exhibit 10.14 to LP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.*

10.5	2013 Omnibus Stock Award Plan, Effective May 3, 2013. Incorporated herein by reference to Annex A to LP’s Definitive Proxy Statement on Schedule 14A, filed on March 20, 2013.*

10.6	Amendment No 1 to Louisiana-Pacific Corporation 2013 Omnibus Stock Award Plan. Incorporated herein by reference to Exhibit 10.26 LP's Annual Report on Form 10-K for the year ended December 31, 2017.*

10.7
Form of Stock Appreciation Rights Award Agreement under the 2013 Omnibus Stock Award Plan. Incorporated herein by reference to Exhibit 10.19 to LP's Annual Report on Form 10-K for the year ended December 31, 2015.*

10.8
Form of Stock Appreciation Rights Award Agreement with certain retirement provisions under the 2013 Omnibus Stock Award Plan. Incorporated herein by reference to Exhibit 10.25 to LP's Annual Report on Form 10-K for the year ended December 31, 2016.*

10.9	Louisiana-Pacific Corporation 2019 Employee Stock Purchase Plan. Incorporated herein by reference to Annex A to LP's Definitive Proxy Statement on Schedule 14A, filed on March 26, 2019.*

10.10	First Amendment to Louisiana-Pacific 2019 Employee Stock Purchase Plan. Incorporated herein by reference to Exhibit 10.7 to LP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.*

10.11
Form of Severance Agreement between Louisiana-Pacific Corporation and Chief Executive Officer. Incorporated herein by reference to Exhibit 10.1 to LP's Current Report on Form 8-K, filed on May 14, 2019.*

10.12
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

10.14
Form of Performance Shares Award Agreement under the 2013 Omnibus Stock Award Plan. Incorporated herein by reference to Exhibit 10.1 to LP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.*

10.15
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

10.19	2022 Omnibus Stock Award Plan. Incorporated herein by reference to Annex A to LP's Definitive Proxy Statement on Schedule 14A, filed on March 18, 2022.*

10.20
Form of Restricted Stock Unit Award Agreement for directors under the 2022 Omnibus Stock Award Plan. Incorporated herein by reference to Exhibit 10.5 to LP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.*

10.21
Form of Restricted Stock Unit Award Agreement for directors under the 2022 Omnibus Stock Award Plan. Incorporated herein by reference to Exhibit 10.22 to LP’s Annual Report on Form 10-K for the year ended December 31, 2022.*

10.22
Form of Restricted Stock Unit Award Agreement under the 2022 Omnibus Stock Award Plan. Incorporated herein by reference to Exhibit 10.23 to LP’s Annual Report on Form 10-K for the year ended December 31, 2022.*

10.23
Form of Performance Shares Award Agreement under the 2022 Omnibus Stock Award Plan. Form of Performance Shares Award Agreement under the 2022 Omnibus Stock Award Plan. Incorporated herein by reference to Exhibit 10.24 to LP’s Annual Report on Form 10-K for the year ended December 31, 2022.*

10.24	Form of Change of Control Employment Agreement. Incorporated herein by reference to Exhibit 10.25 to LP’s Annual Report on Form 10-K for the year ended December 31, 2022.*

21	List of LP’s subsidiaries. +

23	Consent of Deloitte & Touche LLP. +

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. +

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. +

32	Certifications pursuant to §906 of the Sarbanes-Oxley Act of 2002. ++

97	Louisiana-Pacific Corporation NYSE Clawback Policy+

101.INS	XBRL Instance Document. +

101.SCH	XBRL Taxonomy Extension Schema Document. +

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. +

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. +

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. +

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. +

104	Cover Page Interactive Data File (embedded with Inline XBRL document and contained in Exhibit 101). +*
* Indicates a management contract or compensatory plan or arrangement.
+ Filed herewith.
++ Furnished herewith.
ITEM 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 14, 2024	LOUISIANA-PACIFIC CORPORATION (Registrant)

/s/ ALAN J.M. HAUGHIE
Alan J.M. Haughie Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature and Title

February 14, 2024	/s/ W. BRADLEY SOUTHERN
W. Bradley Southern Chairman of the Board Chief Executive Officer (Principal Executive Officer)

February 14, 2024	/s/ ALAN J.M. HAUGHIE
Alan J.M. Haughie Executive Vice President and Chief Financial Officer (Principal Financial Officer)

February 14, 2024	/s/ DEREK N. DOYLE
Derek N. Doyle Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

February 14, 2024	/s/ JOSE A. BAYARDO
Jose A. Bayardo Director

February 14, 2024	/s/ TRACY EMBREE
Tracy Embree Director

February 14, 2024	/s/ LIZANNE C. GOTTUNG
Lizanne C. Gottung Director

February 14, 2024	/s/ F. NICHOLAS GRASBERGER III
F. Nicholas Grasberger III Director

February 14, 2024	/s/ OZEY K. HORTON, Jr.
Ozey K. Horton Director

February 14, 2024	/s/ STEPHEN E. MACADAM
Stephen E. Macadam Director

February 14, 2024	/s/ DUSTAN E. MCCOY
Dustan E. McCoy Director