Form 10-Q
period 2024-03-31
LOUISIANA-PACIFIC CORP
filed 2024-05-08
CIK 60519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 71,671,837 shares of common stock, $1 par value, outstanding as of May 7, 2024.
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
The following statements are or may constitute forward-looking statements: (1) statements preceded by, followed by or that include words like “may,” “will,” “could,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” “target,” “potential,” “continue,” “likely,” or “future,” as well as similar expressions, or the negative or other variations thereof and (2) other statements regarding matters that are not historical facts, including without limitation, statements concerning plans for product development, forecasts of future costs and expenditures, possible outcomes of legal proceedings, capacity expansion and other growth initiatives, the adequacy of reserves for loss contingencies, and any statements regarding the Company's financial outlook.
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

PART I - FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
Condensed Consolidated Statements of Income
Amounts in millions, except per share amounts
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net sales	$724	$584
Cost of sales	(511)	(483)
Gross profit	214	101
Selling, general, and administrative expenses	(69)	(66)
Other operating credits and charges, net	1	(5)
Income from operations	145	30
Interest expense	(4)	(3)
Investment income	6	5
Other non-operating income (expense)	1	(8)
Income before income taxes	148	23
Provision for income taxes	(41)	(1)
Equity in unconsolidated affiliate	1	—
Net income	$108	$22
Net income attributed to non-controlling interest	—	(1)
Net income attributed to LP	$108	$21

Net income attributed to LP per share of common stock:
Basic	$1.49	$0.29
Diluted	$1.48	$0.29

Average shares of common stock used to compute Net income per share:
Basic	72	72
Diluted	72	72
The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income
Amounts in millions
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net income	$108	$22
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(15)	15
Other	—	4
Other comprehensive income (loss), net of tax	(15)	19
Comprehensive income	93	42
Comprehensive income associated with non-controlling interest	—	(1)
Comprehensive income attributed to LP	$93	$41
The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets
Amounts in millions, except per share amounts
(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$244	$222
Receivables, net of allowance for doubtful accounts of $2 as of March 31, 2024 and December 31, 2023.	180	155
Inventories	398	378
Prepaid expenses and other current assets	19	23
Total current assets	842	778

Property, plant, and equipment, net	1,533	1,540
Timber and timberlands	31	32
Operating lease assets, net	24	25
Goodwill and other intangible assets	27	27
Investments in and advances to affiliates	6	5
Other assets	20	20
Deferred tax asset	5	11
Total assets	$2,487	$2,437

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities	$242	$254
Income taxes payable	11	5
Total current liabilities	254	259

Long-term debt	347	347
Deferred income taxes	162	162
Non-current operating lease liabilities	24	25
Contingency reserves, excluding current portion	25	25
Other long-term liabilities	57	61
Total liabilities	$869	$880

Stockholders’ equity:
Common stock, $1 par value, 200 shares authorized; 88 and 72 shares issued and outstanding, respectively, as of March 31, 2024 and December 31, 2023	88	88
Additional paid-in capital	465	465
Retained earnings	1,555	1,479
Treasury stock, 16 shares at cost as of March 31, 2024 and December 31, 2023	(386)	(386)
Accumulated comprehensive loss	(104)	(89)
Total stockholders’ equity	1,617	1,557
Total liabilities and stockholders’ equity	$2,487	$2,437
The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows
Amounts in millions
(Unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$108	$22
Adjustments to net income:
Depreciation and amortization	31	28
Pension loss due to settlement	—	6
Deferred taxes	9	(2)
Foreign currency remeasurement and transaction gains	(1)	—
Other adjustments, net	5	9
Changes in assets and liabilities (net of acquisitions and divestitures):
Receivables	(47)	(8)
Inventories	(23)	(76)
Prepaid expenses and other current assets	1	(2)
Accounts payable and accrued liabilities	—	(66)
Income taxes payable, net of receivables	22	(30)
Net cash provided by (used in) operating activities	105	(119)
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant, and equipment additions	(41)	(114)
Proceeds from sales of assets	—	1
Net cash used in investing activities	(41)	(113)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of cash dividends	(19)	(17)
Repurchase of common stock	(13)	—
Other financing activities	(6)	(10)
Net cash used in financing activities	(39)	(27)
EFFECT OF EXCHANGE RATE ON CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(3)	3
Net increase (decrease) in cash, cash equivalents, and restricted cash	22	(257)
Cash, cash equivalents, and restricted cash at beginning of period	222	383
Cash, cash equivalents, and restricted cash at end of period	$244	$126

Supplemental cash flow information:
Cash paid for income taxes, net	$10	$33
Cash paid for interest, net	$7	$7
Unpaid capital expenditures	$7	$28
The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Stockholders’ Equity
Amounts in millions, except per share amounts
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2023	88	$88	16	$(386)	$465	$1,479	$(89)	$1,557
Net income attributed to LP	—	—	—	—	—	108	—	108
Dividends paid ($0.26 per share)	—	—	—	—	—	(19)	—	(19)
Issuance of shares under stock plans	—	—	—	6	(6)	—	—	—
Taxes paid related to net settlement of stock-based awards	—	—	—	(6)	—	—	—	(6)
Purchase of stock	—	—	—	—	—	(13)	—	(13)
Compensation expense associated with stock-based compensation	—	—	—	—	6	—	—	6
Other comprehensive income	—	—	—	—	—	—	(15)	(15)
Balance, March 31, 2024	88	$88	16	$(386)	$465	$1,555	$(104)	$1,617

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2022	88	$88	16	$(388)	$462	$1,371	$(99)	$1,433
Net income attributed to LP	—	—	—	—	—	21	—	21
Dividends paid ($0.24 per share)	—	—	—	—	—	(17)	—	(17)
Issuance of shares under stock plans	—	—	—	10	(10)	—	—	—
Taxes paid related to net settlement of stock-based awards	—	—	—	(10)	—	—	—	(10)
Compensation expense associated with stock-based compensation	—	—	—	—	4	—	—	4
Other comprehensive income	—	—	—	—	—	—	19	19
Balance, March 31, 2023	88	$88	16	$(388)	$455	$1,375	$(80)	$1,450
The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. NATURE OF OPERATIONS AND BASIS FOR PRESENTATION
Nature of Operations
Louisiana-Pacific Corporation and our subsidiaries are a leading provider of high-performance building solutions that meet the demands of builders, remodelers, and homeowners worldwide. Serving the new home construction, repair and remodeling, and outdoor structures markets, we have leveraged our expertise to become an industry leader known for innovation, quality, reliability, and sustainability. The principal customers for our building solutions are retailers, wholesalers, and home building and industrial businesses in North America and South America, and we make limited sales to customers in Asia, Australia, and Europe. The Company operates 22 plants across the U.S., Canada, Chile, and Brazil, in certain cases, through foreign subsidiaries, and operates additional facilities through a joint venture. References to "LP," the "Company," "we," "our," and "us" refer to Louisiana-Pacific Corporation and its consolidated subsidiaries as a whole.
See "Note 14 - Selected Segment Data" below for further information regarding our products and segments.
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal and recurring nature. These Condensed Consolidated Financial Statements and related Notes should be read in conjunction with our annual report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 14, 2024 (2023 Annual Report on Form 10-K). Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.
The Condensed Consolidated Financial Statements include the accounts of LP and our controlled subsidiaries. All intercompany transactions, profits, and balances have been eliminated. All dollar amounts included in tables in the Notes are in millions except per share amounts.
NOTE 2. REVENUE
We disaggregate revenue from contracts with customers into major product lines. We have determined that disaggregating revenue into these categories depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

As noted in the segment reporting information in “Note 14 - Selected Segment Data” below, our reportable segments are Siding, Oriented Strand Board (OSB), and LP South America (LPSA). The following tables present our reportable segment revenues, disaggregated by revenue source (dollar amounts in millions):

	Three Months Ended March 31, 2024
By product type and family:	Siding	OSB	LPSA	Other	Total
Value-add
Siding Solutions	$359	$—	$7	$—	$366
OSB - Structural Solutions	—	174	38	—	213
	359	174	46	—	579
Commodity
OSB - commodity	—	134	—	—	134

Other
Other products	2	5	2	3	12
	$361	$313	$47	$3	$724

	Three Months Ended March 31, 2023
By product type and family:	Siding	OSB	LPSA	Other	Total
Value-add
Siding Solutions	$329	$—	$8	$—	$337
OSB - Structural Solutions	—	104	46	—	150
	329	104	54	—	487
Commodity
OSB - commodity	—	83	—	—	83

Other
Other products	2	2	1	8	14
	$331	$189	$55	$8	$584
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
Our businesses routinely incur customer program costs to obtain favorable product placement, promote sales of products, and maintain competitive pricing. Customer program costs and incentives, including rebates and promotion and volume allowances, are accounted for as a reduction in net sales at the time the program is initiated and/or the revenue is recognized. The costs include, but are not limited to, volume allowances and rebates, promotional allowances, and cooperative advertising programs. These costs are recorded at the later of (i) the time of sale or (ii) the implementation of the program based on management’s best estimates. Estimates are based on historical and projected experience for each type of program or customer. Volume allowances are accrued based on our estimates of customer volume achievement and other factors incorporated into customer agreements, such as new product purchases, store sell-through, merchandising support, and customer training. Management adjusts accruals when circumstances indicate (typically as a result of a change in volume expectations).
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
The following table sets forth the computation of basic and diluted earnings per share (dollar and share amounts in millions, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Net income attributed to LP	$108	$21

Weighted average common shares outstanding - basic	72	72
Dilutive effect of employee stock plans	—	—
Shares used for diluted earnings per share	72	72
Earnings per share:
Basic	$1.49	$0.29
Diluted	$1.48	$0.29
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
The net carrying value of the 3.625% Senior Notes due in 2029 (2029 Senior Notes) was $347 million as of March 31, 2024 and December 31, 2023. Based on market quotations, the fair value of the 2029 Senior Notes was estimated to be $319 million and $314 million as of March 31, 2024 and December 31, 2023, respectively. The 2029 Senior Notes and other long-term debt are categorized as Level 1 in the U.S. GAAP fair value hierarchy. Fair values are based on trading activity among the Company’s lenders and the average bid and ask price is determined using published rates.
In November 2022, LP entered into a Second Amended and Restated Credit Agreement with American AgCredit, PCA, as administrative agent and sole lead arranger, and CoBank, ACB, as letter of credit issuer (the Credit Agreement), relating to its revolving credit facility (as amended, the Amended Credit Facility). The Credit Agreement provides for a revolving credit facility in the principal amount of up to $550 million, with a $60 million sub-limit for letters of credit. All loans under the Credit Agreement become due on November 29, 2028. As of March 31, 2024, there were no outstanding borrowings under our Amended Credit Facility.
Carrying amounts reported on the balance sheet for cash and cash equivalents, accounts receivables, and accounts payable approximate fair value due to the short-term maturity of these items.

NOTE 5. RECEIVABLES
Receivables consisted of the following (dollar amounts in millions):

	March 31, 2024	December 31, 2023
Trade receivables	$148	$104
Other receivables	26	26
Income tax receivable	8	27
Allowance for doubtful accounts	(2)	(2)
Total Receivables	$180	$155
Trade receivables are primarily generated by sales of our products to our wholesale and retail customers. Other receivables as of March 31, 2024 and December 31, 2023 primarily consist of sales tax receivables, vendor rebates, and other miscellaneous receivables.
NOTE 6. INVENTORIES
Inventories are valued at the lower of cost or net realizable value. Inventory cost includes materials, labor, and operating overhead. The major types of inventories (work in process is not material and is included in semi-finished inventory) are as follows (dollar amounts in millions):

	March 31, 2024	December 31, 2023
Logs	$97	$81
Other raw materials	46	53
Semi-finished inventories	27	27
Finished products	228	217
Total Inventories	$398	$378
NOTE 7. GOODWILL AND OTHER INTANGIBLES
Goodwill and indefinite-lived intangible assets are not amortized and are subject to assessment for impairment by applying a fair value-based test on an annual basis, or more frequently if circumstances indicate a potential impairment. The Company’s annual assessment date is October 1.
Changes in goodwill and other intangible assets for the three months ended March 31, 2024 are provided in the following table (dollar amounts in millions):

	Timber Licenses[1]	Goodwill	Developed Technology
Beginning balance December 31, 2023	$25	$19	$7
Amortization	(1)	—	—
Ending balance March 31, 2024	$24	$19	$7
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

The provision for income taxes for the three months ended March 31, 2024 and 2023 reflected an estimated annual effective tax rate of 25% and 28%, respectively, excluding discrete items discussed below. The total effective tax rate for the three months ended March 31, 2024 was 28%, compared to 5% for the comparable period in 2023.
We recognized a net discrete tax expense of $4 million and a net discrete tax benefit of $5 million in the three months ended March 31, 2024 and 2023, respectively. The net discrete tax expense and benefit primarily relates to an excess tax benefit from stock-based compensation and inflationary tax adjustments in certain South American entities.
In 2021 the Organization for Economic Cooperation and Development announced an Inclusive Framework on Base Erosion and Profit Shifting including Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large multinational corporations at a minimum rate of 15%. As of March 31, 2024 none of the jurisdictions in which LP operates has enacted Pillar Two legislation and one jurisdiction has issued proposed legislation. We are continuing to evaluate the impact of proposed legislative changes as new guidance becomes available. If proposed Pillar Two model rules are enacted, they are not expected to have a material impact on our 2024 financial statements.
NOTE 9. COMMITMENTS AND CONTINGENCIES
We maintain reserves for various contingent liabilities as follows (dollar amounts in millions):

	March 31, 2024	December 31, 2023
Environmental reserves	$26	$26
Other reserves	—	—
Total contingencies	26	26
Current portion (included in Accounts payable and accrued liabilities)	(1)	(1)
Long-term portion	$25	$25
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
NOTE 10. IMPAIRMENT OF LONG-LIVED ASSETS
We review the carrying values of our long-lived assets for potential impairments and believe we have adequate support for such carrying values. If demand and pricing for our products fall to levels significantly below cycle average demand and pricing, should we decide to invest capital in alternative projects, or should changes occur related to our wood supply for our mills, it is possible that future impairment charges will be required. As of March 31, 2024, there were no indications of impairment.
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
NOTE 11. PRODUCT WARRANTIES
We offer warranties on the sale of most of our products and record an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The activity in warranty reserves for the three months ended March 31, 2024 and 2023, is summarized in the following table (dollar amounts in millions):

	Three Months Ended March 31,
	2024	2023
Beginning balance	$8	$8
Accrued to expense	1	1
Payments made	—	—
Total warranty reserves	8	8
Current portion of warranty reserves (included in Accounts payable and accrued liabilities)	(2)	(2)
Long-term portion of warranty reserves (included in Other long-term liabilities)	$6	$7
We continue to monitor warranty and other claims associated with our products and believe, as of March 31, 2024, that the warranty reserve balances associated with these matters are adequate to cover future warranty payments. However, it is possible that additional changes may be required in the future.

NOTE 12. ACCUMULATED COMPREHENSIVE LOSS
Accumulated comprehensive loss is provided in the following table for the three months ended March 31, 2024 and 2023 (dollar amounts in millions):

	Translation Adjustments	Other	Total
Balance at December 31, 2023	$(89)	$(1)	$(89)
Translation adjustments	(15)	—	(15)
Balance at March 31, 2024	$(104)	$—	$(104)

	Translation Adjustments	Other	Total
Balance at December 31, 2022	$(94)	$(5)	$(99)
Reclassified to income statement, net of taxes[1]	—	4	4
Translation adjustments	15	—	15
Balance at March 31, 2023	$(79)	$(1)	$(80)
1 Amounts of actuarial loss and prior service cost are components of net periodic benefit cost.

NOTE 13. OTHER OPERATING AND NON-OPERATING ITEMS
Other operating credits and charges, net
Other operating credits and charges, net, is comprised of the following components (dollar amounts in millions):

	Three Months Ended March 31,
	2024	2023
Reorganization charges	(2)	(2)
Other	3	(3)
Other operating credits and charges, net	$1	$(5)
Other non-operating items
Other non-operating items is comprised of the following components (dollar amounts in millions):

	Three Months Ended March 31,
	2024	2023
Pension settlement charges	$—	$(6)
Foreign currency gain (loss)	1	(3)
Other	—	1
Other non-operating items	$1	$(8)

NOTE 14. SELECTED SEGMENT DATA
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

Information about our business segments is as follows (dollar amounts in millions):

	Three Months Ended March 31,
	2024	2023
NET SALES BY BUSINESS SEGMENT
Siding	$361	$331
OSB	313	189
LPSA	47	55
Other	3	8
Total sales	$724	$584
NET INCOME TO ADJUSTED EBITDA RECONCILIATION
Net income	$108	$22
Add (deduct):
Net income attributed to non-controlling interest	—	(1)
Income attributed to LP	108	21
Provision for income taxes	41	1
Depreciation and amortization	31	28
Stock-based compensation expense	6	4
Other operating credits and charges, net	—	5
Business exit charges	(1)	—
Interest expense	4	3
Investment income	(6)	(5)
Pension settlement charges	—	6
Other non-operating items	(1)	3
Adjusted EBITDA	$182	$66
SEGMENT ADJUSTED EBITDA
Siding	$90	$67
OSB	90	5
LPSA	10	12
Other	(1)	(9)
Corporate	(7)	(9)
Adjusted EBITDA	$182	$66
NOTE 15. SUBSEQUENT EVENTS
On May 3, 2022, LP's Board of Directors authorized a share repurchase program under which LP was authorized to repurchase shares of its common stock totaling up to $600 million (the 2022 Share Repurchase Program). Subsequent to March 31, 2024, through May 7, 2024, we used $37 million to repurchase 0.5 million shares of LP common stock under the 2022 Share Repurchase Program.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Condensed Consolidated Financial Statements and related Notes and other financial information appearing elsewhere in this quarterly report on Form 10-Q. The following discussion includes forward-looking statements that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. We encourage you to review the risks and uncertainties described in the sections titled "Risk Factors" and "Cautionary Statement Regarding Forward-Looking Statements" included in our 2023 Annual Report on Form 10-K and in this quarterly report on Form 10-Q. These risks and uncertainties could cause actual results to differ materially from those projected in the forward-looking statements contained in this quarterly report on Form 10-Q or implied by past results and trends. Our historical results are not necessarily indicative of the results that may be expected for any period in the future, and our interim results are not necessarily indicative of the results we expect for the full fiscal year or any other period.
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
Demand for Building Products
Demand for our products correlates positively with new home construction and repair and remodeling activity in North America, which historically has been characterized by significant cyclicality. The U.S. Census Bureau reported on April 16, 2024, that actual single-family housing starts were 27% higher for the three months ended March 31, 2024 as compared to the same period in 2023. Actual multi-family housing starts for the three months ended March 31, 2024 were about 37% lower as compared to the same period in 2023. Repair and remodeling activity is difficult to reasonably measure, but many indications suggest that repair and remodeling activity is moderating and may have exhibited year-over-year declines.
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

Critical Accounting Policies and Significant Estimates
Note 1 of the Notes to the Condensed Consolidated Financial Statements included in our 2023 Annual Report on Form 10-K is a discussion of our significant accounting policies and significant accounting estimates and judgments. Throughout the preparation of the financial statements, we employ significant judgments in the application of accounting principles and methods. These judgments are primarily related to the assumptions used to arrive at various estimates.
There have been no changes in the application of principles, methods, and assumptions used to determine our significant estimates since December 31, 2023.
Non-GAAP Financial Measures and Other Key Performance Indicators
In evaluating our business, we utilize non-GAAP financial measures that fall within the meaning of SEC Regulation G and Regulation S-K Item 10(e), which we believe provide users of the financial information with additional meaningful comparison to prior reported results. Non-GAAP financial measures do not have standardized definitions and are not defined by U.S. GAAP. In this quarterly report on Form 10-Q, we disclose income attributed to LP before interest expense, provision for income taxes, depreciation and amortization, and excluding stock-based compensation expense, loss on impairment attributed to LP, business exit charges, product-line discontinuance charges, other operating credits and charges, net, loss on early debt extinguishment, investment income, pension settlement charges, and other non-operating items, as Adjusted EBITDA (Adjusted EBITDA), which is a non-GAAP financial measure. We have included Adjusted EBITDA in this report because we view it as an important supplemental measure of our performance and believe that it is frequently used by interested persons in the evaluation of companies that have different financing and capital structures and/or tax rates. We also disclose income attributed to LP, excluding loss on impairment attributed to LP, business exit charges, product-line discontinuance charges, interest expense outside of normal operations, other operating credits and charges, net, loss on early debt extinguishment, gain (loss) on acquisition, and pension settlement charges, and adjusting for a normalized tax rate, as Adjusted Income (Adjusted Income). We also disclose Adjusted Diluted EPS, which is calculated as Adjusted Income divided by diluted shares outstanding. We believe that Adjusted Diluted EPS and Adjusted Income are useful measures for evaluating our ability to generate earnings and that providing these measures should allow interested persons to more readily compare the earnings for past and future periods. Reconciliations of Adjusted EBITDA, Adjusted Income and Adjusted Diluted EPS to their most directly comparable U.S. GAAP financial measure, Net income, are presented below.
Adjusted EBITDA, Adjusted Income, and Adjusted Diluted EPS are not substitutes for the U.S. GAAP measures of net income, income attributed to LP, and income attributed to LP per diluted share or for any other U.S. GAAP measures of operating performance. It should be noted that other companies may present similarly titled measures differently, and therefore, as presented by us, these measures may not be comparable to similarly titled measures reported by other companies. Adjusted EBITDA, Adjusted Income, and Adjusted Diluted EPS have material limitations as performance measures because they exclude items that are actually incurred or experienced in connection with the operation of our business.

The following table reconciles net income to Adjusted EBITDA (dollar amounts in millions):

	Three Months Ended March 31,
	2024	2023
Net income	$108	$22
Add (deduct):
Net income attributed to non-controlling interest	—	(1)
Income attributed to LP	108	21
Provision for income taxes	41	1
Depreciation and amortization	31	28
Stock-based compensation expense	6	4
Other operating credits and charges, net	—	5
Business exit charges	(1)	—
Interest expense	4	3
Investment income	(6)	(5)
Pension settlement charges	—	6
Other non-operating items	(1)	3
Adjusted EBITDA	$182	$66
SEGMENT ADJUSTED EBITDA
Siding	$90	$67
OSB	90	5
LPSA	10	12
Other	(1)	(9)
Corporate	(7)	(9)
Adjusted EBITDA	$182	$66

The following table provides the reconciliation of net income to Adjusted Income (dollar amounts in millions, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Net income per share - diluted	$1.48	$0.29

Net income	$108	$22
Add (deduct):
Net income attributed to non-controlling interest	—	(1)
Income attributed to LP	108	21
Other operating credits and charges, net	—	5
Business exit charges	(1)	—
Pension settlement charges	—	6
Reported tax provision	41	1
Adjusted income before tax	148	33
Normalized tax provision at 25%	(37)	(8)
Adjusted Income	$111	$25
Diluted shares outstanding	72	72
Adjusted Diluted EPS	$1.53	$0.34
Key Performance Indicators
In addition, management monitors certain key performance indicators to evaluate our business performance, which include our Overall Equipment Effectiveness (OEE) and our sales volume relative to housing starts, as provided by reports from the U.S. Census Bureau.
The following tables present summary data relating to: (i) housing starts within the United States, (ii) our sales volumes, and (iii) our OEE performance. We consider the following items to be key performance indicators for our business because LP’s management uses these metrics to evaluate our business and trends in our industry, measure our performance, and make strategic decisions. We believe that the key performance indicators presented may provide additional perspective and insights when analyzing our core operating performance. These key performance indicators should not be considered superior to, as a substitute for, or as an alternative to, and should be considered in conjunction with, the financial measures that were prepared in accordance with U.S. GAAP. These measures may not be comparable to similarly titled performance indicators used by other companies.
We monitor housing starts, which is a leading external indicator of residential construction in the United States that correlates with the demand for many of our products. We believe that housing starts is a useful measure for evaluating our results and that providing this measure should allow interested persons to more readily compare our sales volume for past and future periods to an external indicator of product demand. Other companies may present housing start data differently, and therefore, as presented by us, our housing start data may not be comparable to similarly titled performance indicators reported by other companies.

The following table sets forth housing starts for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Housing starts[1]:
Single-Family	239	188
Multi-Family	80	127
	319	315
1 Actual U.S. housing starts data, in thousands, reported by the U.S. Census Bureau as published through April 16, 2024.
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
The following table sets forth sales volumes for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024				Three Months Ended March 31, 2023
Sales Volume	Siding	OSB	LPSA	Total	Siding	OSB	LPSA	Total
Siding Solutions (MMSF)	399	—	12	411	383	—	11	394
OSB - Structural Solutions (MMSF)	—	443	130	573	—	327	127	454
OSB - commodity (MMSF)	—	415	—	415	—	382	—	382
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
OEE for the three months ended March 31, 2024 and 2023 for each of our segments is listed below:

	Three Months Ended March 31,
	2024	2023
Siding	78%	76%
OSB	78%	76%
LPSA	76%	76%
Results of Operations
Our results of operations for each of our segments are discussed below, as are the results of operations for the “other” category, which comprises other products that are not individually significant. See "Note 14 - Selected Segment Data" of the Notes to the Condensed Consolidated Financial Statements included in "Item 1 - Financial Statements" of this quarterly report on Form 10-Q for further information regarding our segments.
Siding
The Siding segment serves diverse end markets with a broad product offering, including LP SmartSide Trim & Siding, LP SmartSide ExpertFinish Trim & Siding, LP BuilderSeries Lap Siding, and LP Outdoor Building

Solutions (collectively referred to as Siding Solutions). Our Siding Solutions products consist of a full line of engineered wood siding, trim, soffit, and fascia.
Segment net sales and Adjusted EBITDA for this segment were as follows (dollar amounts in millions):

	Three Months Ended March 31,
	2024	2023	% Change
Net sales	$361	$331	9%
Adjusted EBITDA	90	67	34%
Net sales in this segment by product line were as follows (dollar amounts in millions):

	Three Months Ended March 31,
	2024	2023	% Change
Siding Solutions	$359	$329	9%
Other	2	2	(15)%
Total	$361	$331	9%
Percent changes in average net sales prices and unit shipments for the three months ended March 31, 2024, compared to the corresponding period in 2023, were as follows:

	Three Months Ended March 31, 2024 versus 2023
	Average Net Selling Price	Unit Shipments
Siding Solutions	5%	4%
The year-over-year net sales increase for the Siding segment of $30 million for the three months ended March 31, 2024 reflects increased sales volumes and list price increases.
First quarter 2024 Adjusted EBITDA increased year-over-year by $23 million, including the impact of the net sales increase and a $10 million decrease in costs, including freight, raw materials, and labor, partially offset by a $7 million increase in mill overhead.
OSB
The OSB segment manufactures and distributes OSB structural panel products, including the innovative value-added OSB product portfolio known as LP Structural Solutions (which includes LP TechShield Radiant Barrier, LP WeatherLogic Air & Water Barrier, LP Legacy Premium Sub-Flooring, LP NovaCore Thermal Insulated Sheathing, LP FlameBlock Fire-Rated Sheathing, and LP TopNotch 350 Durable Sub-Flooring). OSB is manufactured using wood strands arranged in layers and bonded with resins.
Segment net sales and Adjusted EBITDA for this segment were as follows (dollar amounts in millions):

	Three Months Ended March 31,
	2024	2023	% Change
Net sales	$313	$189	65%
Adjusted EBITDA	90	5	1,829%

Net sales in this segment by product line were as follows (dollar amounts in millions):

	Three Months Ended March 31,
	2024	2023	% Change
OSB - Structural Solutions	$174	$104	67%
OSB - commodity	134	83	61%
Other	5	2	111%
Total	$313	$189	65%
Percent changes in average net sales prices and unit shipments for the three months ended March 31, 2024, compared to the corresponding period in 2023, were as follows:

	Three Months Ended March 31, 2024 versus 2023
	Average Net Selling Price	Unit Shipments
OSB - Structural Solutions	24%	36%
OSB - commodity	49%	9%
The year-over-year net sales increase for the OSB segment of $124 million for the three months ended March 31, 2024 reflects a $62 million increase in OSB prices and a $56 million increase in sales volumes.
First quarter 2024 Adjusted EBITDA increased year-over-year by $86 million, reflecting the impact of higher OSB prices and sales volumes, partially offset by higher mill-related costs.
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
Segment net sales and Adjusted EBITDA for this segment were as follows (dollar amounts in millions):

	Three Months Ended March 31,
	2024	2023	% Change
Net sales	$47	$55	(15)%
Adjusted EBITDA	10	12	(19)%

Net sales in this segment by product were as follows (dollar amounts in millions):

	Three Months Ended March 31,
	2024	2023	% Change
OSB - Structural Solutions	$38	$46	(17)%
Siding	7	8	(12)%
Other	2	1	75%
Total	$47	$55	(15)%
Percent changes in average net sales price and unit shipments for the three months ended March 31, 2024, compared to the corresponding period in 2023, were as follows:

	Three Months Ended March 31, 2024 versus 2023
	Average Net Selling Price	Unit Shipments
OSB - Structural Solutions	(19)%	2%
Siding	(14)%	3%
The year-over-year net sales decrease for the LPSA segment of $8 million for the three months ended March 31, 2024 reflects lower average selling prices and unfavorable currency fluctuations, partially offset by higher sales volumes.
First quarter 2024 Adjusted EBITDA decreased year-over-year by $2 million, reflecting lower average selling prices and unfavorable currency fluctuations, partially offset by lower raw material costs.
Other
Our other products segment includes other minor products, services, and closed operations, which do not qualify as discontinued operations. During the second quarter of 2023, we announced the shutdown of our off-site framing operation Entekra Holdings LLC (Entekra). Other net sales were $3 million for the three months ended March 31, 2024, as compared to $8 million for the corresponding period in 2023. The year-over-year decrease in other net sales for the three months ended March 31, 2024 was primarily due to lower Entekra sales volumes as a result of the aforementioned shutdown. Adjusted EBITDA was $(1) million for the three months ended March 31, 2024, as compared to $(9) million for the corresponding period in 2023.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses were $69 million for the three months ended March 31, 2024, compared to $66 million for the corresponding period in 2023. The year-over-year increase in Selling, general, and administrative expenses was driven by higher employee compensation.
Income Taxes
We recognized an estimated tax provision of $41 million and $1 million in the three months ended March 31, 2024, and 2023, respectively. The total effective tax rate for the three months ended March 31, 2024 and 2023 was 28% and 5%, respectively. Each quarter the income tax accrual is adjusted to the latest estimate and the difference from the previously accrued year-to-date balance is recorded in the current quarter. For 2024, the primary differences between the U.S. statutory rate of 21% and the effective rate related to state taxes and inflationary tax adjustments in certain South American entities. For 2023 the primary differences between the U.S. statutory rate of 21% and the effective rate related to benefits from stock-based compensation and inflationary tax adjustments in certain South American entities, partially offset by expenses from state taxes and executive compensation deduction limitations.

Legal and Environmental Matters
For a discussion of legal and environmental matters involving us and the potential impact thereof on our financial position, results of operations, and cash flows, see Items 3, 7, and 8 in our 2023 Annual Report on Form 10-K and "Note 9 - Commitments and Contingencies" of the Notes to the Condensed Consolidated Financial Statements included in "Item 1 - Financial Statements" of this quarterly report on Form 10-Q.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity are existing cash and investment balances, cash generated by our operations, and our ability to borrow under such credit facilities as we may have in effect from time to time. We assess our liquidity in terms of our ability to generate cash to fund our short- and long-term cash requirements. As such, we project our anticipated cash requirements as well as cash flows generated from operating activities to meet those needs. We anticipate long-term cash uses may also include strategic acquisitions. On a long-term basis, we expect to rely on our credit facility for any long-term funding not provided by operating cash flows. We may also, from time to time, issue and sell equity, debt, or hybrid securities or engage in other capital market transactions.
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
Operating Activities
During the three months ended March 31, 2024 and 2023, cash provided by operations was $105 million and $(119) million, respectively. The increase in cash provided by operations was primarily related to higher net income, partially offset by changes in working capital.
Investing Activities
During the three months ended March 31, 2024 and 2023, cash used in investing activities was $41 million and $113 million, respectively.
Capital expenditures for the three months ended March 31, 2024 and 2023, were $41 million and $114 million, respectively. The year-over-year decrease was primarily related to siding conversion expenditures in the prior year. Capital expenditures for the three months ended March 31, 2024 were primarily related to growth and sustaining maintenance projects.
Financing Activities
During the three months ended March 31, 2024, cash used in financing activities was $39 million. During this period we used $13 million to repurchase shares of LP common stock under the 2022 Share Repurchase Program. Additionally, we paid cash dividends of $19 million and used $6 million to repurchase stock from employees in connection with income tax withholding requirements associated with our employee stock-based compensation plans.
During the three months ended March 31, 2023, cash used in financing activities was $27 million. During this period we paid cash dividends of $17 million and used $10 million to repurchase stock from employees in connection with income tax withholding requirements associated with our employee stock-based compensation plans.
Credit Facility and Letter of Credit Facility
In November 2022, LP entered into the Credit Agreement with American AgCredit, PCA, as administrative agent and sole lead arranger, and CoBank, ACB, as letter of credit issuer, relating to the Amended Credit Facility. The

Credit Agreement provides for a revolving credit facility in the principal amount of up to $550 million, with a $60 million sub-limit for letters of credit. All loans under the Credit Agreement become due on November 29, 2028.  As of March 31, 2024, we had no outstanding borrowings under our Amended Credit Facility.
The Credit Agreement contains various restrictive covenants and customary events of default. The breach of restrictive covenants or the occurrence of any other event of default under the Credit Agreement could result in the acceleration of our obligation to repay the indebtedness outstanding thereunder. The Credit Agreement also contains financial covenants that require us and our consolidated subsidiaries to have, as of the end of each quarter, a capitalization ratio (i.e., funded debt less unrestricted cash to total capitalization) of no more than 57.5%. As of March 31, 2024, we were in compliance with all financial covenants under the Credit Agreement.
In March 2020, LP entered into the Letter of Credit Facility, which provides for the funding of letters of credit up to an aggregate outstanding amount of $20 million, which may be secured by certain cash collateral of LP. The Letter of Credit Facility provides for an unused commitment fee, due quarterly, ranging from 0.50% to 1.875% of the daily available amount to be drawn on each letter of credit issued under the Letter of Credit Facility. The Letter of Credit Facility is subject to similar affirmative, negative, and financial covenants as those set forth in the Credit Agreement, including the capitalization ratio covenant. As of March 31, 2024, we were in compliance with all covenants under the Letter of Credit Facility.
Other Liquidity Matters
Off-Balance Sheet Arrangements
As of March 31, 2024, we had standby letters of credit of $14 million outstanding related to collateral for environmental impact on owned properties, a deposit for a forestry license, and insurance collateral, including workers' compensation.
Potential Impairments
We review the carrying values of our long-lived assets for potential impairments and believe we have adequate support for such carrying values as of March 31, 2024.
If demand and pricing for our products fall to levels significantly below cycle average demand and pricing, should we decide to invest capital in alternative projects, or should changes occur related to our wood supply for our mills, it is possible that future impairment charges will be required. As of March 31, 2024, there were no indications of impairment.
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
Commodity Price Risk
Some of our products are sold as commodities, and therefore sales prices fluctuate daily based on market factors over which we have little or no control. The most significant commodity product we sell is OSB. There have been no material changes to the assumed production capacity and annual average price sensitivity for OSB previously disclosed under the caption “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our 2023 Annual Report on Form 10-K. We historically have not entered into material commodity futures and swaps, although we may do so in the future.
Interest Rate Risk
We are exposed to market risk associated with changes in interest rates on our variable rate long-term debt. As of March 31, 2024, there were no outstanding borrowings under our Amended Credit Facility. We do not currently have any derivative or hedging arrangements to reduce the impact of changes in interest rates, or other known exposures, to changes in interest rates. There have been no material changes to the interest rate sensitivity analysis previously disclosed under the caption “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our 2023 Annual Report on Form 10-K.

ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of March 31, 2024, our Chief Executive Officer and Chief Financial Officer carried out, with the participation of the Company's management, a review and evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, LP’s disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter, ended March 31, 2024, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II-OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The description of certain legal and environmental matters involving LP set forth in "Item 1 - Financial Statements" of this quarterly report on Form 10-Q under "Note 9 - Commitments and Contingencies" of the Notes to the Condensed Consolidated Financial Statements contained herein is incorporated herein by reference.
ITEM 1A.RISK FACTORS
In addition to the other information set forth in this quarterly report on Form 10-Q, an investor should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” of the Company’s 2023 Annual Report on Form 10-K. There have been no material changes to the risk factors previously disclosed under the caption "Item 1A. Risk Factors" in Part I of our 2023 Annual Report on Form 10-K.

The risks described in our 2023 Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also materially adversely affect our business, financial condition, operating results, or cash flows.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On May 3, 2022, LP's Board of Directors authorized the 2022 Share Repurchase Program under which LP was authorized to repurchase shares of its common stock totaling up to $600 million. LP may initiate, discontinue, or resume purchases of its common stock under the 2022 Share Repurchase Program in the open market, in block, and in privately negotiated transactions, including under Rule 10b5-1 plans, at times and in such amounts as management deems appropriate without prior notice, subject to market and business conditions, regulatory requirements, and other factors.
The following amount of our common stock was repurchased under this authorization during the quarter ended March 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Purchase Plans or Programs[1]	Approximate Dollar Value of Shares Available for Repurchase Under the Plans or Programs (in millions)
January 1, 2024 - January 31, 2024	—	$—	—	$200
February 1, 2024 - February 29, 2024	—	$—	—	$200
March 1, 2024 - March 31, 2024	166,783	$79.83	166,783	$187
Total for First Quarter 2024	166,783		166,783
1 On May 3, 2022, LP's Board of Directors authorized the 2022 Share Repurchase Program under which LP may repurchase shares of its common stock totaling up to $600 million. As of March 31, 2024, LP had used $413 million under the 2022 Share Repurchase Program.
ITEM 5.OTHER INFORMATION
None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended March 31, 2024.

ITEM 6.EXHIBITS

10.1	2004 Executive Deferred Compensation Plan, Amended and Restated Effective January 1, 2024.*

10.2	Form of Restricted Stock Unit Award Agreement under the 2022 Omnibus Stock Award Plan.*

10.3	Form of Performance Shares Award Agreement under the 2022 Omnibus Stock Award Plan.*

31.1	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. *

31.2	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. *

32	Certifications pursuant to § 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

104	Cover Page Interactive Data File (embedded with Inline XBRL document and contained in Exhibit 101)*
*Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

LOUISIANA-PACIFIC CORPORATION

Date:	May 8, 2024	BY:	/S/ W. BRADLEY SOUTHERN
W. Bradley Southern
Chief Executive Officer

Date:	May 8, 2024	BY:	/S/ ALAN J.M. HAUGHIE
Alan J.M. Haughie
Executive Vice President and
Chief Financial Officer