Form 10-Q
period 2024-06-30
LOUISIANA-PACIFIC CORP
filed 2024-08-07
CIK 60519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 70,275,943 shares of common stock, $1 par value, outstanding as of August 6, 2024.
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

PART I - FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
Condensed Consolidated Statements of Income
Amounts in millions, except per share amounts
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	$814	$611	$1,539	$1,195
Cost of sales	(551)	(492)	(1,062)	(975)
Gross profit	263	119	477	220
Selling, general, and administrative expenses	(71)	(66)	(140)	(133)
Impairment of long-lived assets, net	—	(24)	—	(24)
Other operating credits and charges, net	2	(21)	3	(26)
Income from operations	194	8	339	37
Interest expense	(4)	(3)	(8)	(6)
Investment income	6	2	11	7
Other non-operating income (expense)	5	(8)	6	(16)
Income (loss) before income taxes	201	(1)	349	22
Provision for income taxes	(53)	(21)	(94)	(22)
Equity in unconsolidated affiliate	12	1	12	1
Net income (loss)	$160	$(21)	$267	$1
Net loss attributed to non-controlling interest	—	1	—	—
Net income (loss) attributed to LP	$160	$(20)	$267	$1

Net income (loss) attributed to LP per share of common stock:
Basic	$2.23	$(0.28)	$3.72	$0.02
Diluted	$2.23	$(0.28)	$3.71	$0.02

Average shares of common stock used to compute net income (loss) per share:
Basic	72	72	72	72
Diluted	72	72	72	72
The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income
Amounts in millions
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$160	$(21)	$267	$1
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(4)	1	(20)	16
Other	—	—	—	4
Other comprehensive income (loss), net of tax	(4)	1	(19)	21
Comprehensive income (loss)	156	(20)	248	22
Comprehensive loss associated with non-controlling interest	—	1	—	—
Comprehensive income (loss) attributed to LP	$156	$(19)	$248	$22
The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets
Amounts in millions, except per share amounts
(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$317	$222
Receivables, net of allowance for doubtful accounts of $2 as of June 30, 2024 and December 31, 2023	161	155
Inventories	373	378
Prepaid expenses and other current assets	32	23
Total current assets	883	778

Property, plant, and equipment, net	1,542	1,540
Timber and timberlands	30	32
Operating lease assets, net	22	25
Goodwill and other intangible assets	26	27
Investments in and advances to affiliates	1	5
Other assets	20	20
Deferred tax asset	5	11
Total assets	$2,529	$2,437

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities	$258	$254
Income taxes payable	3	5
Total current liabilities	261	259

Long-term debt	347	347
Deferred income taxes	158	162
Non-current operating lease liabilities	23	25
Contingency reserves, excluding current portion	25	25
Other long-term liabilities	57	61
Total liabilities	$871	$880

Stockholders’ equity:
Common stock, $1 par value, 200 shares authorized; 87 and 71 shares issued and outstanding, respectively, as of June 30, 2024; and 88 and 72 shares issued and outstanding, respectively, as of December 31, 2023	87	88
Additional paid-in capital	471	465
Retained earnings	1,595	1,479
Treasury stock, 16 shares at cost as of June 30, 2024 and December 31, 2023	(385)	(386)
Accumulated comprehensive loss	(109)	(89)
Total stockholders’ equity	1,658	1,557
Total liabilities and stockholders’ equity	$2,529	$2,437
The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows
Amounts in millions
(Unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$267	$1
Adjustments to net income:
Depreciation and amortization	62	57
Impairment of goodwill and long-lived assets	—	24
Pension loss due to settlement	—	6
Deferred taxes	4	10
Foreign currency remeasurement and transaction (gain) loss	(5)	13
Other adjustments, net	(6)	29
Changes in assets and liabilities (net of acquisitions and divestitures):
Receivables	(33)	(22)
Inventories	1	(68)
Prepaid expenses and other current assets	(11)	(1)
Accounts payable and accrued liabilities	16	(45)
Income taxes payable, net of receivables	21	(33)
Net cash provided by (used in) operating activities	317	(30)
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant, and equipment additions	(77)	(188)
Acquisition of facility assets	—	(80)
Proceeds from sales of assets	—	1
Other investing activities, net	16	(4)
Net cash used in investing activities	(61)	(271)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing of long-term debt	—	70
Repayment of long-term debt, including call premium	—	(40)
Payment of cash dividends	(37)	(35)
Repurchase of common stock	(115)	—
Other financing activities	(5)	(9)
Net cash used in financing activities	(157)	(14)
EFFECT OF EXCHANGE RATE ON CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(3)	3
Net increase (decrease) in cash, cash equivalents, and restricted cash	95	(313)
Cash, cash equivalents, and restricted cash at beginning of period	222	383
Cash, cash equivalents, and restricted cash at end of period	$317	$71

Supplemental cash flow information:
Cash paid for income taxes, net	$69	$45
Cash paid for interest, net	$7	$1
Unpaid capital expenditures	$10	$22
The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Stockholders’ Equity
Amounts in millions, except per share amounts
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2023	88	$88	16	$(386)	$465	$1,479	$(89)	$1,557
Net income attributed to LP	—	—	—	—	—	108	—	108
Dividends paid ($0.26 per share)	—	—	—	—	—	(19)	—	(19)
Issuance of shares under stock plans	—	—	—	6	(6)	—	—	—
Taxes paid related to net settlement of stock-based awards	—	—	—	(6)	—	—	—	(6)
Purchase of stock	—	—	—	—	—	(13)	—	(13)
Compensation expense associated with stock-based compensation	—	—	—	—	6	—	—	6
Other comprehensive loss	—	—	—	—	—	—	(15)	(15)
Balance, March 31, 2024	88	$88	16	$(386)	$465	$1,555	$(104)	$1,617
Net income attributed to LP	—	—	—	—	—	160	—	160
Dividends paid ($0.26 per share)	—	—	—	—	—	(19)	—	(19)
Issuance of shares under stock plans	—	—	—	1	1	—	—	3
Taxes paid related to net settlement of stock-based awards	—	—	—	—	—	—	—	—
Purchase of stock	(1)	(1)	—	—	—	(101)	—	(103)
Compensation expense associated with stock-based compensation	—	—	—	—	4	—	—	4
Other comprehensive loss	—	—	—	—	—	—	(4)	(4)
Balance, June 30, 2024	87	$87	16	$(385)	$471	$1,595	$(109)	$1,658

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2022	88	$88	16	$(388)	$462	$1,371	$(99)	$1,433
Net income attributed to LP	—	—	—	—	—	21	—	21
Dividends paid ($0.24 per share)	—	—	—	—	—	(17)	—	(17)
Issuance of shares under stock plans	—	—	—	10	(10)	—	—	—
Taxes paid related to net settlement of stock-based awards	—	—	—	(10)	—	—	—	(10)
Compensation expense associated with stock-based compensation	—	—	—	—	4	—	—	4
Other comprehensive income	—	—	—	—	—	—	19	19
Balance, March 31, 2023	88	$88	16	$(388)	$455	$1,375	$(80)	$1,450
Net loss attributed to LP	—	—	—	—	—	(20)	—	(20)
Dividends paid ($0.24 per share)	—	—	—	—	—	(17)	—	(17)
Issuance of shares under stock plans	—	—	—	2	—	—	—	2
Taxes paid related to net settlement of stock-based awards	—	—	—	(1)	—	—	—	(1)
Compensation expense associated with stock-based compensation	—	—	—	—	3	—	—	3
Other comprehensive income	—	—	—	—	—	—	1	1
Balance, June 30, 2023	88	$88	16	$(387)	$458	$1,337	$(78)	$1,419
The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. NATURE OF OPERATIONS AND BASIS FOR PRESENTATION
Nature of Operations
Louisiana-Pacific Corporation and our subsidiaries are a leading provider of high-performance building solutions that meet the demands of builders, remodelers, and homeowners worldwide. Serving the new home construction, repair and remodeling, and outdoor structures markets, we have leveraged our expertise to become an industry leader known for innovation, quality, reliability, and sustainability. The principal customers for our building solutions are retailers, wholesalers, and home building and industrial businesses in North America and South America, and we make limited sales to customers in Asia, Australia, and Europe. The Company operates 22 plants across the U.S., Canada, Chile, and Brazil, in certain cases through foreign subsidiaries. References to "LP," the "Company," "we," "our," and "us" refer to Louisiana-Pacific Corporation and its consolidated subsidiaries as a whole.
See "Note 15 - Selected Segment Data" below for further information regarding our products and segments.
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

As noted in the segment reporting information in “Note 15 - Selected Segment Data” below, our reportable segments are Siding, Oriented Strand Board (OSB), and LP South America (LPSA). The following tables present our reportable segment revenues, disaggregated by revenue source (dollar amounts in millions):

	Three Months Ended June 30, 2024
By product type and family:	Siding	OSB	LPSA	Other	Total
Value-add
Siding Solutions	$413	$—	$4	$—	$417
OSB - Structural Solutions	—	197	41	—	238
	413	197	45	—	655
Commodity
OSB - commodity	—	149	—	—	149

Other
Other products	2	4	1	2	10
	$415	$351	$46	$2	$814

	Three Months Ended June 30, 2023
By product type and family:	Siding	OSB	LPSA	Other	Total
Value-add
Siding Solutions	$318	$—	$6	$—	$324
OSB - Structural Solutions	—	135	46	—	180
	318	135	52	—	504
Commodity
OSB - commodity	—	92	—	—	92

Other
Other products	2	2	1	9	14
	$320	$229	$53	$9	$611

	Six Months Ended June 30, 2024
By product type and family:	Siding	OSB	LPSA	Other	Total
Value-add
Siding Solutions	$772	$—	$11	$—	$783
OSB - Structural Solutions	—	371	79	—	451
	772	371	90	—	1,234
Commodity
OSB - commodity	—	283	—	—	283

Other
Other products	4	9	3	5	22
	$776	$664	$93	$5	$1,539

	Six Months Ended June 30, 2023
By product type and family:	Siding	OSB	LPSA	Other	Total
Value-add
Siding Solutions	$647	$—	$14	$—	$661
OSB - Structural Solutions	—	239	92	—	330
	647	239	106	—	992
Commodity
OSB - commodity	—	175	—	—	175

Other
Other products	4	4	2	17	28
	$651	$418	$108	$17	$1,195
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
The following table sets forth the computation of basic and diluted earnings per share (dollar and share amounts in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss) attributed to LP	$160	$(20)	$267	$1

Weighted average common shares outstanding - basic	72	72	72	72
Dilutive effect of employee stock plans	—	—	—	—
Shares used for diluted earnings per share	72	72	72	72
Earnings per share:
Basic	$2.23	$(0.28)	$3.72	$0.02
Diluted	$2.23	$(0.28)	$3.71	$0.02
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
The net carrying value of the 3.625% Senior Notes due in 2029 (2029 Senior Notes) was $347 million as of June 30, 2024 and December 31, 2023. Based on market quotations, the fair value of the 2029 Senior Notes was estimated to be $319 million and $314 million as of June 30, 2024 and December 31, 2023, respectively. The 2029 Senior Notes and other long-term debt are categorized as Level 1 in the U.S. GAAP fair value hierarchy. Fair values are based on trading activity among the Company’s lenders and the average bid and ask price is determined using published rates.
In November 2022, LP entered into a Second Amended and Restated Credit Agreement with American AgCredit, PCA, as administrative agent and sole lead arranger, and CoBank, ACB, as letter of credit issuer (the Credit Agreement), relating to its revolving credit facility (as amended, the Amended Credit Facility). The Credit Agreement provides for a revolving credit facility in the principal amount of up to $550 million, with a $60 million sub-limit for letters of credit. All loans under the Credit Agreement become due on November 29, 2028. As of June 30, 2024, there were no outstanding borrowings under our Amended Credit Facility.
Carrying amounts reported on the balance sheet for cash and cash equivalents, accounts receivables, and accounts payable approximate fair value due to the short-term maturity of these items.

NOTE 5. RECEIVABLES
Receivables consisted of the following (dollar amounts in millions):

	June 30, 2024	December 31, 2023
Trade receivables	$137	$104
Other receivables	24	26
Income tax receivable	2	27
Allowance for doubtful accounts	(2)	(2)
Total Receivables	$161	$155
Trade receivables are primarily generated by sales of our products to our wholesale and retail customers. Other receivables as of June 30, 2024 and December 31, 2023 primarily consist of sales tax receivables, vendor rebates, and other miscellaneous receivables.
NOTE 6. INVENTORIES
Inventories are valued at the lower of cost or net realizable value. Inventory cost includes materials, labor, and operating overhead. The major types of inventories (work in process is not material and is included in semi-finished inventory) are as follows (dollar amounts in millions):

	June 30, 2024	December 31, 2023
Logs	$70	$81
Other raw materials	46	53
Semi-finished inventories	32	27
Finished products	224	217
Total Inventories	$373	$378

NOTE 7. BUSINESS EXIT CHARGES AND CREDITS
During the second quarter of 2023, we ceased the manufacturing operations of Entekra Holdings, LLC (Entekra), an off-site framing operation previously reported within our “Other” category, which comprises other products that are not individually significant. During the second quarter of 2024, the equity method investment held by Entekra sold substantially all of its net assets resulting in a $16 million distribution to LP and a gain of $11 million, which was recorded within equity in unconsolidated affiliate on the Condensed Consolidated Statements of Income.
Business exit charges and credits consisted of the following (dollar amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Impairment of property, plant and equipment, operating lease assets, and other intangible assets[1]	$—	$(24)	$—	$(24)
Gain on sale of assets from an equity method investment[2]	11	—	11	—
Restructuring and other related charges:
Inventory write-down[3]	—	(6)	—	(6)
Other expenses including personnel-related costs such as severance[4]	3	(3)	3	(3)
	$14	$(34)	$15	$(34)
1Included within impairment of long-lived assets, net on the Condensed Consolidated Statements of Income.
2Included within equity in unconsolidated affiliate on the Condensed Consolidated Statements of Income.
3Included within cost of sales on the Condensed Consolidated Statements of Income.
4Included within other operating credits and charges, net on the Condensed Consolidated Statements of Income.
NOTE 8. GOODWILL AND OTHER INTANGIBLES
Goodwill and indefinite-lived intangible assets are not amortized and are subject to assessment for impairment by applying a fair value-based test on an annual basis, or more frequently if circumstances indicate a potential impairment. The Company’s annual assessment date is October 1.
Changes in goodwill and other intangible assets for the six months ended June 30, 2024 are provided in the following table (dollar amounts in millions):

	Timber Licenses[1]	Goodwill	Developed Technology
Beginning balance December 31, 2023	$25	$19	$7
Amortization	(1)	—	—
Ending balance June 30, 2024	$23	$19	$7
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
The provision for income taxes for the six months ended June 30, 2024 and 2023 reflected an estimated annual effective tax rate of 25% and 34%, respectively, excluding discrete items discussed below. The total tax provision for the three and six months ended June 30, 2024 was $53 million and $94 million, respectively, compared to $21 million and $22 million for the comparable periods in 2023, respectively. The total effective tax rate for the six months ended June 30, 2024 was 26%, compared to 95% for the comparable period in 2023. The year-over-year decrease in the effective tax rate was primarily a result of a discrete tax expense of $22 million recorded in the quarter ended June 30, 2023 relating to the change in indefinite reinvestment assertion on Chile and Brazil earnings.
We recognized net discrete tax expenses of $4 million and $15 million in the six months ended June 30, 2024 and 2023, respectively. The net discrete tax expense in the current year primarily relates to inflationary tax adjustments in certain South American entities while the net discrete tax expense in the prior year primarily relates to the change in management’s indefinite reinvestment assertion in the second quarter described in "Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
In 2021 the Organization for Economic Cooperation and Development (OECD) announced an Inclusive Framework on Base Erosion and Profit Shifting including Pillar Two Model Rules defining the global minimum tax, which establishes a global minimum effective tax rate of 15% for multinational enterprise groups with annual global revenue exceeding 750 million Euros. On June 20, 2024, the Canadian government enacted legislation implementing aspects of the OECD’s minimum tax rules under the Pillar Two Framework, effective in 2024; however, proposed legislation related to other aspects of the framework has not yet been released by the Canadian government, but is expected in the future. We considered the new Canadian legislation as part of our second quarter 2024 tax provision and concluded that (i) it had no impact on our consolidated financial statements for the six months ended June 30, 2024, and (ii) we expect there to be no impact on our Consolidated Financial Statements for the year ending December 31, 2024. No other jurisdictions in which LP operates have enacted Pillar Two legislation at this time. The Company is continuously monitoring the expanding adoptions of Pillar Two legislation and assessing its potential impact on our future tax liability.
NOTE 10. COMMITMENTS AND CONTINGENCIES
We maintain reserves for various contingent liabilities as follows (dollar amounts in millions):

	June 30, 2024	December 31, 2023
Environmental reserves	$26	$26
Other reserves	—	—
Total contingencies	26	26
Current portion (included in Accounts payable and accrued liabilities)	(1)	(1)
Long-term portion	$25	$25
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
NOTE 11. IMPAIRMENT OF LONG-LIVED ASSETS
We review the carrying values of our long-lived assets for potential impairments and believe we have adequate support for such carrying values. If demand and pricing for our products fall to levels significantly below cycle average demand and pricing, should we decide to invest capital in alternative projects, or should changes occur related to our wood supply for our mills, it is possible that future impairment charges will be required. As of June 30, 2024, there were no indications of impairment.
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
NOTE 12. PRODUCT WARRANTIES
We offer warranties on the sale of most of our products and record an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The activity in warranty reserves for the three and six months ended June 30, 2024 and 2023, is summarized in the following table (dollar amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning balance	$8	$8	$8	$8
Accrued to expense	1	1	1	1
Payments made	—	(1)	(1)	(1)
Total warranty reserves	8	8	8	8
Current portion of warranty reserves (included in accounts payable and accrued liabilities)	(2)	(2)	(2)	(2)
Long-term portion of warranty reserves (included in other long-term liabilities)	$6	$7	$6	$7
We continue to monitor warranty and other claims associated with our products and believe, as of June 30, 2024, that the warranty reserve balances associated with these matters are adequate to cover future warranty payments. However, it is possible that additional changes may be required in the future.

NOTE 13. ACCUMULATED COMPREHENSIVE LOSS
Accumulated comprehensive loss is provided in the following table for the three months ended June 30, 2024 and 2023 (dollar amounts in millions):

	Translation Adjustments	Other	Total
Balance at March 31, 2024	$(104)	$—	$(104)
Translation adjustments	(4)	—	(4)
Balance at June 30, 2024	$(108)	$—	$(109)
	Translation Adjustments	Other	Total
Balance at March 31, 2023	$(79)	$(1)	$(80)
Translation adjustments	1	—	1
Balance at June 30, 2023	$(78)	$(1)	$(78)
Accumulated comprehensive loss is provided in the following table for the six months ended June 30, 2024 and 2023 (dollar amounts in millions):

	Translation Adjustments	Other	Total
Balance at December 31, 2023	$(89)	$(1)	$(89)
Translation adjustments	(20)	—	(20)
Balance at June 30, 2024	$(108)	$—	$(109)
	Translation Adjustments	Other	Total
Balance at December 31, 2022	$(94)	$(5)	$(99)
Reclassified to income statement, net of taxes[1]	—	4	4
Translation adjustments	16	—	16
Balance at June 30, 2023	$(78)	$(1)	$(78)
1 Amounts of actuarial loss and prior service cost are components of net periodic benefit cost.

NOTE 14. OTHER OPERATING AND NON-OPERATING ITEMS
Other operating credits and charges, net
Other operating credits and charges, net, is comprised of the following components (dollar amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Reorganization charges	$(1)	$(1)	$(3)	$(4)
Legal settlement	—	(16)	3	(16)
Other	3	(3)	3	(6)
Other operating credits and charges, net	$2	$(21)	$3	$(26)
Other non-operating items
Other non-operating items is comprised of the following components (dollar amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Pension settlement charges	$—	$—	$—	$(6)
Foreign currency gain (loss)	5	(8)	6	(11)
Other	—	—	—	1
Other non-operating items	$5	$(8)	$6	$(16)
NOTE 15. SELECTED SEGMENT DATA
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
•Our OSB segment manufactures and distributes OSB structural panel products, including the innovative value-added OSB product portfolio known as LP® Structural Solutions (which includes LP TechShield® Radiant Barrier, LP WeatherLogic® Air & Water Barrier, LP Legacy® Premium Sub-Flooring, LP NovaCore® Thermal Insulated Sheathing, LP FlameBlock® Fire-Rated Sheathing, and LP TopNotch® 350 Durable Sub-Flooring). OSB products are manufactured using wood strands arranged in layers and bonded with resins.
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
We evaluate the performance of our business segments based on net sales and segment Adjusted EBITDA. Accordingly, our chief operating decision maker evaluates performance and allocates resources based primarily on net sales and segment Adjusted EBITDA for our business segments. Segment Adjusted EBITDA is defined as income attributed to LP before interest expense, provision for income taxes, depreciation and amortization, and excludes stock-based compensation expense, loss on impairment attributed to LP, business exit charges and credits, product-line discontinuance charges, other operating credits and charges, net, loss on early debt extinguishment, investment income, pension settlement charges, and other non-operating items.

Information about our business segments is as follows (dollar amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
NET SALES BY BUSINESS SEGMENT
Siding	$415	$320	$776	$651
OSB	351	229	664	418
LPSA	46	53	93	108
Other	2	9	5	17
Total sales	$814	$611	$1,539	1,195
NET INCOME TO ADJUSTED EBITDA RECONCILIATION
Net income (loss)	$160	$(21)	$267	$1
Add (deduct):
Net loss attributed to non-controlling interest	—	1	—	—
Income (loss) attributed to LP	160	(20)	267	1
Provision for income taxes	53	21	94	22
Depreciation and amortization	31	29	62	57
Stock-based compensation expense	4	3	11	7
Other operating credits and charges, net	1	17	1	22
Business exit charges and credits	(14)	34	(15)	34
Interest expense	4	3	8	6
Investment income	(6)	(2)	(11)	(7)
Pension settlement charges	—	—	—	6
Other non-operating items	(5)	8	(6)	11
Adjusted EBITDA	$229	$93	$411	$159
SEGMENT ADJUSTED EBITDA
Siding	$105	$59	$195	$126
OSB	125	37	215	42
LPSA	10	13	20	24
Other	(2)	(6)	(3)	(14)
Corporate	(9)	(9)	(16)	(19)
Adjusted EBITDA	$229	$93	$411	$159
NOTE 16. SUBSEQUENT EVENTS
Subsequent to June 30, 2024, through August 6, 2024, we used $64 million to repurchase 0.7 million shares of LP common stock under the Company's existing share repurchase program authorized in May 2022.

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
Demand for Building Products
Demand for our products correlates positively with new home construction and repair and remodeling activity in North America, which historically has been characterized by significant cyclicality. The U.S. Census Bureau reported on July 17, 2024, that actual single-family housing starts were 7% higher for the three months ended June 30, 2024, and 16% higher for the six months ended June 30, 2024, as compared to the same periods in 2023. Actual multi-family housing starts for the three and six months ended June 30, 2024 were about 35% lower as compared to the same periods in 2023. Repair and remodeling activity is difficult to reasonably measure, but many indicators suggest that it has declined modestly year-over-year.
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

Critical Accounting Policies and Significant Estimates
Note 1 of the Notes to the Consolidated Financial Statements included in our 2023 Annual Report on Form 10-K is a discussion of our significant accounting policies and significant accounting estimates and judgments. Throughout the preparation of the financial statements, we employ significant judgments in the application of accounting principles and methods. These judgments are primarily related to the assumptions used to arrive at various estimates.
There have been no changes in the application of principles, methods, and assumptions used to determine our significant estimates since December 31, 2023.
Non-GAAP Financial Measures and Other Key Performance Indicators
In evaluating our business, we utilize non-GAAP financial measures that fall within the meaning of SEC Regulation G and Regulation S-K Item 10(e), which we believe provide users of the financial information with additional meaningful comparison to prior reported results. Non-GAAP financial measures do not have standardized definitions and are not defined by U.S. GAAP. In this quarterly report on Form 10-Q, we disclose income attributed to LP before interest expense, provision for income taxes, depreciation and amortization, and excluding stock-based compensation expense, loss on impairment attributed to LP, business exit charges and credits, product-line discontinuance charges, other operating credits and charges, net, loss on early debt extinguishment, investment income, pension settlement charges, and other non-operating items, as Adjusted EBITDA (Adjusted EBITDA), which is a non-GAAP financial measure. We have included Adjusted EBITDA in this report because we view it as an important supplemental measure of our performance and believe that it is frequently used by interested persons in the evaluation of companies that have different financing and capital structures and/or tax rates. We also disclose income attributed to LP, excluding loss on impairment attributed to LP, business exit charges and credits, product-line discontinuance charges, interest expense outside of normal operations, other operating credits and charges, net, loss on early debt extinguishment, gain (loss) on acquisition, and pension settlement charges, and adjusting for a normalized tax rate, as Adjusted Income (Adjusted Income). We also disclose Adjusted Diluted EPS, which is calculated as Adjusted Income divided by diluted shares outstanding. We believe that Adjusted Diluted EPS and Adjusted Income are useful measures for evaluating our ability to generate earnings and that providing these measures should allow interested persons to more readily compare the earnings for past and future periods. Reconciliations of Adjusted EBITDA, Adjusted Income and Adjusted Diluted EPS to their most directly comparable U.S. GAAP financial measures, net income, income attributed to LP, and income attributed to LP per diluted share, respectively, are presented below.
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

The following table reconciles net income to Adjusted EBITDA (dollar amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$160	$(21)	$267	$1
Add (deduct):
Net loss attributed to non-controlling interest	—	1	—	—
Income (loss) attributed to LP	160	(20)	267	1
Provision for income taxes	53	21	94	22
Depreciation and amortization	31	29	62	57
Stock-based compensation expense	4	3	11	7
Other operating credits and charges, net	1	17	1	22
Business exit charges and credits	(14)	34	(15)	34
Interest expense	4	3	8	6
Investment income	(6)	(2)	(11)	(7)
Pension settlement charges	—	—	—	6
Other non-operating items	(5)	8	(6)	11
Adjusted EBITDA	$229	$93	$411	$159
SEGMENT ADJUSTED EBITDA
Siding	$105	$59	$195	$126
OSB	125	37	215	42
LPSA	10	13	20	24
Other	(2)	(6)	(3)	(14)
Corporate	(9)	(9)	(16)	(19)
Adjusted EBITDA	$229	$93	$411	$159

The following table provides the reconciliation of net income to Adjusted Income (dollar amounts in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss) per share - diluted	$2.23	$(0.28)	$3.71	$0.02

Net income (loss)	$160	$(21)	$267	$1
Add (deduct):
Net loss attributed to non-controlling interest	—	1	—	—
Income (loss) attributed to LP	160	(20)	267	1
Other operating credits and charges, net	1	17	1	22
Business exit charges and credits	(14)	34	(15)	34
Pension settlement charges	—	—	—	6
Reported tax provision	53	21	94	22
Adjusted income before tax	200	53	348	86
Normalized tax provision at 25%	(50)	(13)	(87)	(21)
Adjusted Income	$150	$39	$261	$64
Diluted shares outstanding	72	72	72	72
Adjusted Diluted EPS	$2.09	$0.55	$3.62	$0.89
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

The following table sets forth housing starts for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Housing starts[1]:
Single-Family	281	261	522	449
Multi-Family	92	139	172	266
	373	400	693	715
1 Actual U.S. housing starts data, in thousands, reported by the U.S. Census Bureau as published through July 17, 2024.
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
The following table sets forth sales volumes for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024				Three Months Ended June 30, 2023
Sales Volume	Siding	OSB	LPSA	Total	Siding	OSB	LPSA	Total
Siding Solutions (MMSF)	459	—	6	465	377	—	7	384
OSB - Structural Solutions (MMSF)	—	452	136	588	—	412	128	540
OSB - commodity (MMSF)	—	415	—	415	—	354	—	354
	Six Months Ended June 30, 2024				Six Months Ended June 30, 2023
Sales Volume	Siding	OSB	LPSA	Total	Siding	OSB	LPSA	Total
Siding Solutions (MMSF)	858	—	18	876	760	—	19	779
OSB - Structural Solutions (MMSF)	—	895	266	1,161	—	739	255	993
OSB - commodity (MMSF)	—	830	—	830	—	736	—	736
We measure OEE at each of our mills to track improvements in the utilization and productivity of our manufacturing assets. OEE is a composite metric that considers asset uptime (adjusted for capital project downtime and similar events), production rates, and finished product quality. We believe that OEE, when used in conjunction with other metrics, can be a useful measure for evaluating our ability to generate profits, and that providing this measure should allow interested persons to monitor operational improvements. We use a best-in-class target across all LP manufacturing sites that allows us to optimize capital investments, focus maintenance and reliability improvements, and improve overall equipment efficiency. It should be noted that other companies may present OEE data differently, and therefore, as presented by us, OEE data may not be comparable to similarly titled measures reported by other companies.
OEE for the three and six months ended June 30, 2024 and 2023 for each of our segments is listed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Siding	77%	78%	78%	77%
OSB	78%	75%	78%	75%
LPSA	76%	74%	76%	75%

Results of Operations
Our results of operations for each of our segments are discussed below, as are the results of operations for the “other” category, which comprises other products that are not individually significant. See "Note 15 - Selected Segment Data" of the Notes to the Condensed Consolidated Financial Statements included in "Item 1 - Financial Statements" of this quarterly report on Form 10-Q for further information regarding our segments.
Siding
The Siding segment serves diverse end markets with a broad product offering, including LP SmartSide Trim & Siding, LP SmartSide ExpertFinish Trim & Siding, LP BuilderSeries Lap Siding, and LP Outdoor Building Solutions (collectively referred to as Siding Solutions). Our Siding Solutions products consist of a full line of engineered wood siding, trim, soffit, and fascia.
Segment net sales and Adjusted EBITDA for this segment were as follows (dollar amounts in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Net sales	$415	$320	30%	$776	$651	19%
Adjusted EBITDA	105	59	78%	195	126	54%
Net sales in this segment by product line were as follows (dollar amounts in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Siding Solutions	$413	$318	30%	$772	$647	19%
Other	2	2	—%	4	4	(7)%
Total	$415	$320	30%	$776	$651	19%
Percent changes in average net sales prices and unit shipments for the three and six months ended June 30, 2024, compared to the corresponding periods in 2023, were as follows:

	Three Months Ended June 30, 2024 versus 2023		Six Months Ended June 30, 2024 versus 2023
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
Siding Solutions	6%	22%	6%	13%
The year-over-year net sales increase for the Siding segment for the three and six months ended June 30, 2024 reflects increased sales volumes and list price increases.
Second quarter 2024 Adjusted EBITDA increased year-over-year by $46 million, reflecting the impact of the net sales increase and a $5 million net decrease in freight, raw materials, and labor, partially offset by a $7 million increase in mill overhead. For the six months ended June 30, 2024, the year-over-year increase in Adjusted EBITDA of $69 million primarily reflects the impact of the net sales increase.
OSB
The OSB segment manufactures and distributes OSB structural panel products, including the innovative value-added OSB product portfolio known as LP Structural Solutions (which includes LP TechShield Radiant Barrier, LP WeatherLogic Air & Water Barrier, LP Legacy Premium Sub-Flooring, LP NovaCore Thermal Insulated Sheathing, LP FlameBlock Fire-Rated Sheathing, and LP TopNotch 350 Durable Sub-Flooring). OSB products are manufactured using wood strands arranged in layers and bonded with resins.

Segment net sales and Adjusted EBITDA for this segment were as follows (dollar amounts in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Net sales	$351	$229	53%	$664	$418	59%
Adjusted EBITDA	125	37	239%	215	42	418%
Net sales in this segment by product line were as follows (dollar amounts in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
OSB - Structural Solutions	$197	$135	46%	$371	$239	56%
OSB - commodity	149	92	61%	283	175	61%
Other	4	2	121%	9	4	114%
Total	$351	$229	53%	$664	$418	59%
Percent changes in average net sales prices and unit shipments for the three and six months ended June 30, 2024, compared to the corresponding periods in 2023, were as follows:

	Three Months Ended June 30, 2024 versus 2023		Six Months Ended June 30, 2024 versus 2023
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
OSB - Structural Solutions	34%	10%	28%	21%
OSB - commodity	38%	17%	43%	13%
Second quarter 2024 net sales for the OSB segment increased year-over-year by $122 million (or 53%), reflecting a $73 million increase in revenue due to higher OSB selling prices and a $40 million increase in sales volumes. For the six months ended June 30, 2024, the year-over-year increase in net sales of $246 million (or 59%) reflects a $135 million increase in revenue due to higher OSB selling prices and a $96 million increase in sales volumes.
Adjusted EBITDA for the three and six months ended June 30, 2024 increased year-over-year by $88 million and $174 million, respectively, reflecting the impact of higher OSB prices and sales volumes, partially offset by higher mill-related costs.
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
Segment net sales and Adjusted EBITDA for this segment were as follows (dollar amounts in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Net sales	$46	$53	(12)%	$93	$108	(14)%
Adjusted EBITDA	10	13	(17)%	20	24	(18)%

Net sales in this segment by product were as follows (dollar amounts in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
OSB - Structural Solutions	$41	$46	(10)%	$79	$92	(14)%
Siding	4	6	(31)%	11	14	(21)%
Other	1	1	16%	3	2	51%
Total	$46	$53	(12)%	$93	$108	(14)%
Percent changes in average net sales price and unit shipments for the three and six months ended June 30, 2024, compared to the corresponding periods in 2023, were as follows:

	Three Months Ended June 30, 2024 versus 2023		Six Months Ended June 30, 2024 versus 2023
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
OSB - Structural Solutions	(16)%	7%	(18)%	5%
Siding	(15)%	(19)%	(15)%	(6)%
The year-over-year net sales and Adjusted EBITDA decreases for the LPSA segment for the three and six months ended June 30, 2024 reflect unfavorable currency fluctuations, partially offset by local currency revenues.
Other
Our other products segment includes other minor products, services, and closed operations, which do not qualify as discontinued operations. During the second quarter of 2023, we announced the shutdown of our off-site framing operation Entekra Holdings LLC (Entekra). Other net sales were $2 million and $5 million for the three and six months ended June 30, 2024, respectively, as compared to $9 million and $17 million for the corresponding periods in 2023. The year-over-year decrease in other net sales for the three and six months ended June 30, 2024 was primarily due to lower Entekra sales volumes as a result of the aforementioned shutdown. Adjusted EBITDA was $(2) million and $(3) million for the three and six months ended June 30, 2024, respectively, as compared to $(6) million and $(14) million for the corresponding periods in 2023.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses were $71 million and $140 million for the three and six months ended June 30, 2024, respectively, compared to $66 million and $133 million for the corresponding periods in 2023. The year-over-year increase in selling, general, and administrative expenses was driven by higher employee compensation.
Income Taxes
We recognized an estimated tax provision of $53 million and $94 million in the three and six months ended June 30, 2024, respectively, as compared to $21 million and $22 million for the corresponding periods in 2023, respectively. Each quarter the income tax accrual is adjusted to the latest estimate and the difference from the previously accrued year-to-date balance is recorded in the current quarter. For 2024, the primary differences between the U.S. statutory rate of 21% and the effective rate relates to state income tax and foreign tax rates. For 2023, the primary difference between the U.S. statutory rate of 21% and the effective rate relates to the $22 million tax expense impact from a change in indefinite reinvestment assertion on Chile and Brazil earnings, which is discussed immediately below.
In the second quarter of fiscal 2023 management changed its intent to no longer assert indefinite reinvestment related to undistributed earnings in Chile and Brazil. As a result, we established a net $22 million deferred tax liability for the expected tax consequences of repatriating all beginning of year cumulative Chile and Brazil earnings, which was recorded as an expense in the second quarter of 2023.

Legal and Environmental Matters
For a discussion of legal and environmental matters involving us and the potential impact thereof on our financial position, results of operations, and cash flows, see Items 3, 7, and 8 in our 2023 Annual Report on Form 10-K and "Note 10 - Commitments and Contingencies" of the Notes to the Condensed Consolidated Financial Statements included in "Item 1 - Financial Statements" of this quarterly report on Form 10-Q.
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
Our principal uses of liquidity are paying the costs and expenses associated with our operations, servicing outstanding indebtedness, paying dividends, and making capital expenditures. We may also, from time to time, prepay or repurchase outstanding indebtedness or shares or acquire assets or businesses that are complementary to our operations. Any such share repurchases may be commenced, suspended, discontinued, or resumed, and the method or methods of effecting any such repurchases may be changed, at any time, or from time to time, without prior notice.
We expect to fund our capital expenditures over at least the next 12 months through cash on hand, cash generated from operations, and available borrowing under our Amended Credit Facility, as necessary.
Operating Activities
During the six months ended June 30, 2024 and 2023, cash provided (used) by operations was $317 million and $(30) million, respectively. The increase in cash provided by operations was primarily related to higher net income, partially offset by changes in working capital.
Investing Activities
During the six months ended June 30, 2024 and 2023, cash used in investing activities was $61 million and $271 million, respectively. During the six months ended June 30, 2024, we received $16 million in proceeds from our share of the sale of certain assets from an equity method investment. During the six months ended June 30, 2023, we paid $80 million to acquire the assets owned by Wawa OSB, Inc.
Capital expenditures for the six months ended June 30, 2024 and 2023, were $77 million and $188 million, respectively. The year-over-year decrease was primarily related to siding conversion expenditures in the prior year. Capital expenditures for the six months ended June 30, 2024 were primarily related to growth and sustaining maintenance projects.
Financing Activities
During the six months ended June 30, 2024, cash used in financing activities was $157 million. During this period, we used $115 million to repurchase shares of LP common stock under the 2022 Share Repurchase Program (defined below). Additionally, we paid cash dividends of $37 million and used $5 million to repurchase stock from employees in connection with income tax withholding requirements associated with our employee stock-based compensation plans.
During the six months ended June 30, 2023, cash used in financing activities was $14 million. During this period, we paid cash dividends of $35 million and used $9 million to repurchase stock from employees in connection with income tax withholding requirements associated with our employee stock-based compensation plans. These payments were partially financed by net borrowings of $30 million under our Amended Credit Facility during the six months ended June 30, 2023.
Credit Facility and Letter of Credit Facility
In November 2022, LP entered into the Credit Agreement with American AgCredit, PCA, as administrative agent and sole lead arranger, and CoBank, ACB, as letter of credit issuer, relating to the Amended Credit Facility. The Credit Agreement provides for a revolving credit facility in the principal amount of up to $550 million, with a $60 million sub-limit for letters of credit. All loans under the Credit Agreement become due on November 29, 2028. As of June 30, 2024, we had no outstanding borrowings under our Amended Credit Facility.
The Credit Agreement contains various restrictive covenants and customary events of default. The breach of restrictive covenants or the occurrence of any other event of default under the Credit Agreement could result in the acceleration of our obligation to repay the indebtedness outstanding thereunder. The Credit Agreement also contains financial covenants that require us and our consolidated subsidiaries to have, as of the end of each quarter, a capitalization ratio (i.e., funded debt less unrestricted cash to total capitalization) of no more than 57.5%. As of June 30, 2024, we were in compliance with all financial covenants under the Credit Agreement.
In May 2024, LP entered into a new letter of credit facility agreement, replacing the letter of credit facility agreement dated May 2020. This agreement provides for the funding of letters of credit up to an aggregate outstanding amount of $20 million, which may be secured by certain cash collateral of LP (the Letter of Credit Facility). The Letter of Credit Facility provides for a letter of credit fee, due quarterly, ranging from 1.000% to 1.875% of the daily available amount to be drawn on each letter of credit issued under the Letter of Credit Facility. The Letter of Credit Facility is subject to similar affirmative, negative, and financial covenants as those set forth in the Credit Agreement, including the capitalization ratio covenant. All amounts outstanding under the Letter of Credit Facility become due on April 15, 2029. As of June 30, 2024, we were in compliance with all covenants under the Letter of Credit Facility.
Other Liquidity Matters
Off-Balance Sheet Arrangements
As of June 30, 2024, we had standby letters of credit of $14 million outstanding related to collateral for environmental impact on owned properties, a deposit for a forestry license, and insurance collateral, including workers' compensation.
Potential Impairments
We review the carrying values of our long-lived assets for potential impairments and believe we have adequate support for such carrying values as of June 30, 2024.
If demand and pricing for our products fall to levels significantly below cycle average demand and pricing, should we decide to invest capital in alternative projects, or should changes occur related to our wood supply for our mills, it is possible that future impairment charges will be required. As of June 30, 2024, there were no indications of impairment.
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
Interest Rate Risk
We are exposed to market risk associated with changes in interest rates on our variable rate long-term debt. As of June 30, 2024, there were no outstanding borrowings under our Amended Credit Facility. We do not currently have any derivative or hedging arrangements to reduce the impact of changes in interest rates, or other known exposures, to changes in interest rates. There have been no material changes to the interest rate sensitivity analysis previously disclosed under the caption “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our 2023 Annual Report on Form 10-K.

ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of June 30, 2024, our Chief Executive Officer and Chief Financial Officer carried out, with the participation of the Company's management, a review and evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2024, LP’s disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter, ended June 30, 2024, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II-OTHER INFORMATION
ITEM 1LEGAL PROCEEDINGS
The description of certain legal and environmental matters involving LP set forth in "Item 1 - Financial Statements" of this quarterly report on Form 10-Q under "Note 10 - Commitments and Contingencies" of the Notes to the Condensed Consolidated Financial Statements contained herein is incorporated herein by reference.
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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During May 2022 and May 2024, our Board of Directors authorized share repurchase programs under which LP was authorized to repurchase up to $600 million (the 2022 Share Repurchase Program) and $250 million (the 2024 Share Repurchase Program), respectively, of its outstanding common stock. During the quarter ended June 30, 2024, we repurchased 1,205,624 shares of our common stock at an average price of $84.41 per share through market purchases pursuant to the 2022 Share Repurchase Program. At June 30, 2024, we had an aggregate of $335 million of repurchase authorization remaining under the 2022 Share Repurchase Program and the 2024 Share Repurchase Program. LP may initiate, discontinue, or resume purchases of its common stock under the 2022 Share Repurchase Program and the 2024 Share Repurchase Program in the open market, in block, and in privately negotiated transactions, including under Rule 10b5-1 plans, at times and in such amounts as management deems appropriate without prior notice, subject to market and business conditions, regulatory requirements, and other factors.
The following amount of our common stock was repurchased under this authorization during the quarter ended June 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Purchase Plans or Programs[1]	Approximate Dollar Value of Shares Available for Repurchase Under the Plans or Programs (in millions)
April 1, 2024 - April 30, 2024	386,591	$77.41	386,591	$157
May 1, 2024 - May 31, 2024	271,014	$84.52	271,014	$384
June 1, 2024 - June 30, 2024	548,019	$89.25	548,019	$335
Total for Second Quarter 2024	1,205,624		1,205,624
1 On May 3, 2022, LP’s Board of Directors authorized the 2022 Share Repurchase Program under which LP may repurchase shares of its common stock totaling up to $600 million. On May 7, 2024, LP’s Board of Directors authorized the 2024 Share Repurchase Program under which LP may repurchase shares of its common stock totaling up to $250 million. As of June 30, 2024, LP had an aggregate of $335 million of repurchase authorization remaining under the 2022 Share Repurchase Program and the 2024 Share Repurchase Program.
ITEM 5.OTHER INFORMATION
None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended June 30, 2024.

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

LOUISIANA-PACIFIC CORPORATION

Date:	August 7, 2024	BY:	/S/ W. BRADLEY SOUTHERN
W. Bradley Southern
Chief Executive Officer

Date:	August 7, 2024	BY:	/S/ ALAN J.M. HAUGHIE
Alan J.M. Haughie
Executive Vice President and
Chief Financial Officer