Form 10-Q
period 2024-09-30
LOUISIANA-PACIFIC CORP
filed 2024-11-05
CIK 60519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 70,238,241 shares of common stock, $1 par value, outstanding as of November 1, 2024.
Except as otherwise specified and unless the context otherwise requires, references to "LP," the “Company,” “we,” “us,” and “our” refer to Louisiana-Pacific Corporation and its consolidated subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their businesses and other matters as long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in such forward-looking statements. This quarterly report on Form 10-Q contains, and other reports and documents we file with, or furnish to, the Securities and Exchange Commission (SEC) may contain, forward-looking statements. These statements are based upon the current beliefs and assumptions of, and on information available to, our management.
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

PART I - FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
Condensed Consolidated Statements of Income
Amounts in millions, except per share amounts
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	$722	$728	$2,261	$1,923
Cost of sales	(530)	(514)	(1,591)	(1,489)
Gross profit	193	214	669	434
Selling, general, and administrative expenses	(75)	(58)	(215)	(191)
Impairment of long-lived assets	—	(1)	—	(25)
Other operating credits and charges, net	(1)	6	2	(20)
Income from operations	116	161	455	198
Interest expense	(4)	(4)	(12)	(9)
Investment income	6	4	17	10
Other non-operating income (expense)	(4)	—	2	(17)
Income before income taxes	113	160	462	183
Provision for income taxes	(23)	(44)	(117)	(66)
Equity in unconsolidated affiliate	—	1	12	3
Net income	$90	$118	$358	$119
Net income attributed to non-controlling interest	—	—	—	—
Net income attributed to LP	$90	$118	$358	$119

Net income attributed to LP per share of common stock:
Basic	$1.28	$1.63	$5.01	$1.65
Diluted	$1.28	$1.63	$5.00	$1.65

Average shares of common stock used to compute net income (loss) per share:
Basic	70	72	71	72
Diluted	71	72	72	72
The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income
Amounts in millions
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$90	$118	$358	$119
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	9	(19)	(11)	(3)
Other	—	—	—	4
Other comprehensive income (loss), net of tax	9	(19)	(11)	2
Comprehensive income	99	99	347	120
Comprehensive income associated with non-controlling interest	—	—	—	—
Comprehensive income attributed to LP	$99	$99	$347	$121
The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets
Amounts in millions, except per share amounts
(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$346	$222
Receivables, net of allowance for doubtful accounts of $2 as of September 30, 2024 and December 31, 2023	136	155
Inventories	372	378
Prepaid expenses and other current assets	30	23
Total current assets	885	778

Property, plant, and equipment, net	1,567	1,540
Timber and timberlands	30	32
Operating lease assets, net	25	25
Goodwill and other intangible assets	26	27
Investments in and advances to affiliates	18	5
Other assets	21	20
Deferred tax asset	4	11
Total assets	$2,576	$2,437

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities	$282	$254
Income taxes payable	22	5
Total current liabilities	303	259

Long-term debt	347	347
Deferred income taxes	153	162
Non-current operating lease liabilities	25	25
Contingency reserves, excluding current portion	25	25
Other long-term liabilities	56	61
Total liabilities	$910	$880

Stockholders’ equity:
Common stock, $1 par value per share, 200 shares authorized; 86 and 70 shares issued and outstanding, respectively, as of September 30, 2024; and 88 and 72 shares issued and outstanding, respectively, as of December 31, 2023	86	88
Additional paid-in capital	472	465
Retained earnings	1,594	1,479
Treasury stock, 16 shares at cost as of September 30, 2024 and December 31, 2023	(386)	(386)
Accumulated comprehensive gain (loss)	(100)	(89)
Total stockholders’ equity	1,666	1,557
Total liabilities and stockholders’ equity	$2,576	$2,437
The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows
Amounts in millions
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$358	$119
Adjustments to net income:
Depreciation and amortization	93	87
Impairment of goodwill and long-lived assets	—	25
Gain on sale of assets, net	—	(6)
Pension loss due to settlement	—	6
Deferred taxes	(1)	44
Foreign currency remeasurement and transaction loss (gain)	(2)	20
Other adjustments, net	(2)	28
Changes in assets and liabilities (net of acquisitions and divestitures):
Receivables	(6)	(52)
Inventories	4	(46)
Prepaid expenses and other current assets	(11)	(5)
Accounts payable and accrued liabilities	28	(36)
Income taxes payable, net of receivables	39	(26)
Net cash provided by operating activities	500	157
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant, and equipment additions	(121)	(236)
Acquisition of facility assets	—	(80)
Proceeds from sales of assets	—	9
Investment in affiliates	(17)	—
Other investing activities, net	16	(4)
Net cash used in investing activities	(122)	(312)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing of long-term debt	—	80
Repayment of long-term debt	—	(80)
Payment of cash dividends	(56)	(52)
Repurchase of common stock	(188)	—
Other financing activities	(8)	(10)
Net cash used in financing activities	(252)	(61)
EFFECT OF EXCHANGE RATE ON CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(2)	(6)
Net increase (decrease) in cash, cash equivalents, and restricted cash	124	(223)
Cash, cash equivalents, and restricted cash at beginning of period	222	383
Cash, cash equivalents, and restricted cash at end of period	$346	$160

Supplemental cash flow information:
Cash paid for income taxes, net	$80	$49
Cash paid for interest, net	$14	$14
Unpaid capital expenditures	$17	$17
The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Stockholders’ Equity
Amounts in millions, except per share amounts
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2023	88	$88	16	$(386)	$465	$1,479	$(89)	$1,557
Net income attributed to LP	—	—	—	—	—	108	—	108
Dividends paid ($0.26 per share)	—	—	—	—	—	(19)	—	(19)
Issuance of shares under stock plans	—	—	—	6	(6)	—	—	—
Taxes paid related to net settlement of stock-based awards	—	—	—	(6)	—	—	—	(6)
Purchase of stock	—	—	—	—	—	(13)	—	(13)
Compensation expense associated with stock-based compensation	—	—	—	—	6	—	—	6
Other comprehensive loss	—	—	—	—	—	—	(15)	(15)
Balance, March 31, 2024	88	$88	16	$(386)	$465	$1,555	$(104)	$1,617
Net income attributed to LP	—	—	—	—	—	160	—	160
Dividends paid ($0.26 per share)	—	—	—	—	—	(19)	—	(19)
Issuance of shares under stock plans	—	—	—	1	1	—	—	3
Taxes paid related to net settlement of stock-based awards	—	—	—	—	—	—	—	—
Purchase of stock	(1)	(1)	—	—	—	(101)	—	(103)
Compensation expense associated with stock-based compensation	—	—	—	—	4	—	—	4
Other comprehensive loss	—	—	—	—	—	—	(4)	(4)
Balance, June 30, 2024	87	$87	16	$(385)	$471	$1,595	$(109)	$1,658
Net income attributed to LP	—	—	—	—	—	90	—	90
Dividends paid ($0.26 per share)	—	—	—	—	—	(18)	—	(18)
Issuance of shares under stock plans	—	—	—	3	(3)	—	—	—
Taxes paid related to net settlement of stock-based awards	—	—	—	(4)	—	—	—	(4)
Purchase of stock	(1)	(1)	—	—	—	(73)	—	(74)
Compensation expense associated with stock-based compensation	—	—	—	—	4	—	—	4
Other comprehensive loss	—	—	—	—	—	—	9	9
Balance, September 30, 2024	86	$86	16	$(386)	$472	$1,594	$(100)	$1,666

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2022	88	$88	16	$(388)	$462	$1,371	$(99)	$1,433
Net income attributed to LP	—	—	—	—	—	21	—	21
Dividends paid ($0.24 per share)	—	—	—	—	—	(17)	—	(17)
Issuance of shares under stock plans	—	—	—	10	(10)	—	—	—
Taxes paid related to net settlement of stock-based awards	—	—	—	(10)	—	—	—	(10)
Compensation expense associated with stock-based compensation	—	—	—	—	4	—	—	4
Other comprehensive income	—	—	—	—	—	—	19	19
Balance, March 31, 2023	88	$88	16	$(388)	$455	$1,375	$(80)	$1,450
Net loss attributed to LP	—	—	—	—	—	(20)	—	(20)
Dividends paid ($0.24 per share)	—	—	—	—	—	(17)	—	(17)
Issuance of shares under stock plans	—	—	—	2	—	—	—	2
Taxes paid related to net settlement of stock-based awards	—	—	—	(1)	—	—	—	(1)
Compensation expense associated with stock-based compensation	—	—	—	—	3	—	—	3
Other comprehensive income	—	—	—	—	—	—	1	1
Balance, June 30, 2023	88	$88	16	$(387)	$458	$1,337	$(78)	$1,419
Net income attributed to LP	—	—	—	—	—	118	—	118
Dividends paid ($0.24 per share)	—	—	—	—	—	(17)	—	(17)
Issuance of shares under stock plans	—	—	—	—	—	—	—	—
Taxes paid related to net settlement of stock-based awards	—	—	—	—	—	—	—	—
Compensation expense associated with stock-based compensation	—	—	—	—	2	—	—	2
Other comprehensive loss	—	—	—	—	—	—	(19)	(19)
Balance, September 30, 2023	88	$88	16	$(387)	$460	$1,438	$(98)	$1,502
The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION
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
As noted in the segment reporting information in “Note 15 - Selected Segment Data” below, our reportable segments are Siding, Oriented Strand Board (OSB), and LP South America (LPSA). The following tables present our reportable segment revenues, disaggregated by revenue source (dollar amounts in millions):

	Three Months Ended September 30, 2024
By product type and family:	Siding	OSB	LPSA	Other	Total
Value-add
Siding Solutions	$418	$—	$6	$—	$423
OSB - Structural Solutions	—	136	40	—	175
	418	136	46	—	599
Commodity
OSB - commodity	—	112	—	—	112

Other
Other products	3	5	1	2	11
	$420	$253	$47	$2	$722

	Three Months Ended September 30, 2023
By product type and family:	Siding	OSB	LPSA	Other	Total
Value-add
Siding Solutions	$342	$—	$5	$—	$347
OSB - Structural Solutions	—	174	40	—	213
	342	174	44	—	560
Commodity
OSB - commodity	—	157	—	—	157

Other
Other products	2	5	—	4	11
	$345	$335	$45	$4	$728

	Nine Months Ended September 30, 2024
By product type and family:	Siding	OSB	LPSA	Other	Total
Value-add
Siding Solutions	$1,190	$—	$17	$—	$1,207
OSB - Structural Solutions	—	507	119	—	626
	1,190	507	136	—	1,833
Commodity
OSB - commodity	—	395	—	—	395

Other
Other products	7	15	4	7	33
	$1,196	$917	$140	$7	$2,261

	Nine Months Ended September 30, 2023
By product type and family:	Siding	OSB	LPSA	Other	Total
Value-add
Siding Solutions	$989	$—	$19	$—	$1,008
OSB - Structural Solutions	—	412	132	—	544
	989	412	151	—	1,552
Commodity
OSB - commodity	—	332	—	—	332

Other
Other products	7	9	2	21	39
	$996	$754	$153	$21	$1,923
Revenue is recognized when obligations under the terms of contracts (e.g., purchase orders) with our customers are satisfied; generally, this occurs with the transfer of control of our products at a point in time. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods. The shipping cost incurred by us to deliver products to our customers is recorded in cost of sales. The expected costs associated with our warranties continue to be recognized as an expense when the products are sold.
Our businesses routinely incur customer program costs to obtain favorable product placement, promote sales of products, and maintain competitive pricing. Customer program costs and incentives are accounted for as a reduction in net sales at the time the program is initiated and/or the revenue is recognized. The costs include, but are not limited to, volume allowances and rebates, promotional allowances, and cooperative advertising programs. These costs are recorded at the later of (i) the time of sale or (ii) the implementation of the program based on management’s best estimates. Estimates are based on historical and projected experience for each type of program or customer. Volume allowances are accrued based on our estimates of customer volume achievement and other factors incorporated into customer agreements, such as new product purchases, store sell-through, merchandising support, and customer training. Management adjusts accruals when circumstances indicate (typically as a result of a change in volume expectations).
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
The following table sets forth the computation of basic and diluted earnings per share (dollar and share amounts in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income attributed to LP	$90	$118	$358	$119

Weighted average common shares outstanding - basic	70	72	71	72
Dilutive effect of employee stock plans	—	—	—	—
Shares used for diluted earnings per share	71	72	72	72
Earnings per share:
Basic	$1.28	$1.63	$5.01	$1.65
Diluted	$1.28	$1.63	$5.00	$1.65
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
The net carrying value of the 3.625% Senior Notes due in 2029 (2029 Senior Notes) was $347 million as of September 30, 2024 and December 31, 2023. Based on market quotations, the fair value of the 2029 Senior Notes was estimated to be $333 million and $314 million as of September 30, 2024 and December 31, 2023, respectively. The 2029 Senior Notes and other long-term debt are categorized as Level 1 in the U.S. GAAP fair value hierarchy. Fair values are based on trading activity among the Company’s lenders and the average bid and ask price is determined using published rates.
In November 2022, LP entered into a Second Amended and Restated Credit Agreement with American AgCredit, PCA, as administrative agent and sole lead arranger, and CoBank, ACB, as letter of credit issuer (the Credit Agreement), relating to its revolving credit facility (as amended, the Amended Credit Facility). The Credit Agreement provides for the Amended Credit Facility in the principal amount of up to $550 million, with a $60 million sub-limit for letters of credit. All loans under the Credit Agreement become due on November 29, 2028. As of September 30, 2024, there were no outstanding borrowings under our Amended Credit Facility.
Carrying amounts reported on the balance sheet for cash and cash equivalents, accounts receivables, and accounts payable approximate fair value due to the short-term maturity of these items.

NOTE 5. RECEIVABLES
Receivables consisted of the following (dollar amounts in millions):

	September 30, 2024	December 31, 2023
Trade receivables	$109	$104
Income tax receivable	3	27
Other receivables	27	26
Allowance for doubtful accounts	(2)	(2)
Total Receivables	$136	$155
Trade receivables are primarily generated by sales of our products to our wholesale and retail customers. Other receivables as of September 30, 2024 and December 31, 2023 primarily consist of sales tax receivables, vendor rebates, and other miscellaneous receivables.
NOTE 6. INVENTORIES
Inventories are valued at the lower of cost or net realizable value. Inventory cost includes materials, labor, and operating overhead. The major types of inventories (work in process is not material and is included in semi-finished inventory) are as follows (dollar amounts in millions):

	September 30, 2024	December 31, 2023
Logs	$62	$81
Other raw materials	48	53
Semi-finished inventories	31	27
Finished products	232	217
Total Inventories	$372	$378

NOTE 7. BUSINESS EXIT CREDITS AND CHARGES
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
Business exit credits and charges consisted of the following (dollar amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Impairment of property, plant and equipment, operating lease assets, and other intangible assets[1]	$—	$—	$—	$(24)
Gain on sale of assets from an equity method investment[2]	—	—	11	—
Restructuring and other related charges:
Inventory write-down[3]	—	—	—	(6)
Other expenses including personnel-related costs such as severance[4]	—	(1)	3	(4)
	$—	$(1)	$14	$(35)
1Included within impairment of long-lived assets on the Condensed Consolidated Statements of Income.
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
Changes in goodwill and other intangible assets for the nine months ended September 30, 2024 are provided in the following table (dollar amounts in millions):

	Timber Licenses[1]	Goodwill	Developed Technology
Beginning balance December 31, 2023	$25	$19	$7
Amortization	(2)	—	—
Ending balance September 30, 2024	$23	$19	$7
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
The provision for income taxes for the nine months ended September 30, 2024 and 2023 reflected an estimated annual effective tax rate of 25% and 27%, respectively, excluding discrete items discussed below. The total tax provision for the three and nine months ended September 30, 2024 was $23 million and $117 million, respectively, compared to $44 million and $66 million for the comparable periods in 2023, respectively. The total effective tax rate for the three and nine months ended September 30, 2024 was 20% and 25%, respectively, compared to 27% and 36%, respectively, for the comparable period in 2023. The year-to-date decrease in the effective tax rate was primarily a result of a discrete tax expense of $22 million recorded in the quarter ended June 30, 2023 relating to the change in indefinite reinvestment assertion on Chile and Brazil earnings.
During the nine months ended September 30, 2024, we recognized a $1 million net discrete tax benefit and during the nine months ended September 30, 2023, we recognized a net discrete tax expense of $16 million. The current year net tax benefit related primarily to stock based compensation while the net discrete tax expense in the prior year primarily related to the $22 million second quarter expense recognized in connection with the change in management’s indefinite reinvestment assertion described in "Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
In 2021, the Organization for Economic Cooperation and Development (OECD) announced an Inclusive Framework on Base Erosion and Profit Shifting including Pillar Two Model Rules defining the global minimum tax, which establishes a global minimum effective tax rate of 15% for multinational enterprise groups with annual global revenue exceeding 750 million Euros. On June 20, 2024, the Canadian government enacted legislation implementing aspects of the OECD’s minimum tax rules under the Pillar Two Framework, effective in 2024. We considered the new Canadian legislation as part of our third quarter 2024 tax provision and concluded that (i) it had no impact on our consolidated financial statements for the nine months ended September 30, 2024, and (ii) we expect there to be no impact on our Consolidated Financial Statements for the year ending December 31, 2024. The Canadian government issued draft legislative proposals in August of 2024 to implement remaining OECD Pillar Two framework enforcement mechanisms proposed to take effect in 2025 for calendar year companies. No other jurisdictions in which LP operates have enacted Pillar Two legislation at this time. The Company is continuously monitoring the expanding adoptions of Pillar Two legislation and assessing its potential impact on our future tax liability.
NOTE 10. COMMITMENTS AND CONTINGENCIES
We maintain reserves for various contingent liabilities as follows (dollar amounts in millions):

	September 30, 2024	December 31, 2023
Environmental reserves	$26	$26
Other reserves	—	—
Total contingencies	26	26
Current portion (included in Accounts payable and accrued liabilities)	(1)	(1)
Long-term portion	$25	$25
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
NOTE 11. IMPAIRMENT OF LONG-LIVED ASSETS
We review the carrying values of our long-lived assets for potential impairments and believe we have adequate support for such carrying values. If demand and pricing for our products fall to levels significantly below cycle average demand and pricing, should we decide to invest capital in alternative projects, or should changes occur related to our wood supply for our mills, it is possible that future impairment charges will be required. As of September 30, 2024, there were no indicators of impairment.
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
NOTE 12. PRODUCT WARRANTIES
We offer warranties on the sale of most of our products and record an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The activity in warranty reserves for the three and nine months ended September 30, 2024 and 2023, is summarized in the following table (dollar amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning balance	$8	$8	$8	$8
Change in warranty provision	(1)	(1)	—	1
Payments made	(1)	—	(1)	(1)
Total warranty reserves	7	7	7	7
Current portion of warranty reserves (included in accounts payable and accrued liabilities)	(2)	(2)	(2)	(2)
Long-term portion of warranty reserves (included in other long-term liabilities)	$5	$6	$5	$6
We continue to monitor warranty and other claims associated with our products and believe, as of September 30, 2024, that the warranty reserve balances associated with these matters are adequate to cover future warranty payments. However, it is possible that additional changes may be required in the future.

NOTE 13. ACCUMULATED COMPREHENSIVE LOSS
Accumulated comprehensive loss is provided in the following table for the three months ended September 30, 2024 and 2023 (dollar amounts in millions):

	Translation Adjustments	Other	Total
Balance at June 30, 2024	$(108)	$—	$(109)
Translation adjustments	9	—	9
Balance at September 30, 2024	$(100)	$—	$(100)
	Translation Adjustments	Other	Total
Balance at June 30, 2023	$(78)	$(1)	$(78)
Translation adjustments	(19)	—	(19)
Balance at September 30, 2023	$(97)	$(1)	$(98)
Accumulated comprehensive loss is provided in the following table for the nine months ended September 30, 2024 and 2023 (dollar amounts in millions):

	Translation Adjustments	Other	Total
Balance at December 31, 2023	$(89)	$(1)	$(89)
Translation adjustments	(11)	—	(11)
Balance at September 30, 2024	$(100)	$—	$(100)
	Translation Adjustments	Other	Total
Balance at December 31, 2022	$(94)	$(5)	$(99)
Reclassified to income statement, net of taxes[1]	—	4	4
Translation adjustments	(3)	—	(3)
Balance at September 30, 2023	$(97)	$(1)	$(98)
1 Amounts of actuarial loss and prior service cost are components of net periodic benefit cost.

NOTE 14. OTHER OPERATING AND NON-OPERATING ITEMS
Other operating credits and charges, net
Other operating credits and charges, net, is comprised of the following components (dollar amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Reorganization charges	$(1)	$(2)	$(1)	$(9)
Legal settlement	—	—	3	(16)
Gain on asset sales	—	6	—	6
Other	—	1	—	(1)
Other operating credits and charges, net	$(1)	$6	$2	$(20)

Other non-operating items
Other non-operating items is comprised of the following components (dollar amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Pension settlement charges	$—	$—	$—	$(6)
Foreign currency gain (loss)	(4)	—	2	(12)
Other	—	—	—	1
Other non-operating items	$(4)	$—	$2	$(17)
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
We evaluate the performance of our business segments based on net sales and segment Adjusted EBITDA. Accordingly, our chief operating decision maker evaluates performance and allocates resources based primarily on net sales and segment Adjusted EBITDA for our business segments. Segment Adjusted EBITDA is defined as income attributed to LP before interest expense, provision for income taxes, depreciation and amortization, and excludes stock-based compensation expense, loss on impairment attributed to LP, business exit credits and charges, product-line discontinuance charges, other operating credits and charges, net, loss on early debt extinguishment, investment income, pension settlement charges, and other non-operating items.

Information about our business segments is as follows (dollar amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
NET SALES BY BUSINESS SEGMENT
Siding	$420	$345	$1,196	$996
OSB	253	335	917	754
LPSA	47	45	140	153
Other	2	4	7	21
Total sales	$722	$728	$2,261	1,923
NET INCOME TO ADJUSTED EBITDA RECONCILIATION
Net income	$90	$118	$358	$119
Add (deduct):
Net income attributed to non-controlling interest	—	—	—	—
Income attributed to LP	90	118	358	119
Provision for income taxes	23	44	117	66
Depreciation and amortization	31	30	93	87
Stock-based compensation expense	4	2	15	9
Loss on impairment attributed to LP	—	1	—	1
Other operating credits and charges, net	1	(7)	2	16
Business exit credits and charges	—	1	(14)	35
Interest expense	4	4	12	9
Investment income	(6)	(4)	(17)	(10)
Pension settlement charges	—	—	—	6
Other non-operating items	4	—	(2)	11
Adjusted EBITDA	$153	$190	$564	$349
SEGMENT ADJUSTED EBITDA
Siding	$123	$71	$318	$198
OSB	33	120	249	161
LPSA	9	6	29	31
Other	(3)	—	(6)	(15)
Corporate	(9)	(7)	(26)	(26)
Adjusted EBITDA	$153	$190	$564	$349

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
Demand for Building Products
Demand for our products correlates positively with new home construction and repair and remodeling activity in North America, which historically has been characterized by significant cyclicality. The U.S. Census Bureau reported on October 18, 2024 that actual single-family housing starts were flat for the three months ended September 30, 2024 and 10% higher for the nine months ended September 30, 2024, as compared to the same periods in 2023. Actual multi-family housing starts for the three and nine months ended September 30, 2024 were 10% and 29% lower, respectively, as compared to the same periods in 2023. Repair and remodeling activity is difficult to reasonably measure, but many indicators suggest that it has declined modestly year-over-year.
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
Supply and Demand for OSB
OSB is a commodity product, and it is subject to competition from manufacturers worldwide. Product supply is influenced primarily by fluctuations in available manufacturing capacity and imports. The ratio of overall OSB demand to capacity generally drives price. We cannot predict whether the prices of our OSB products will remain at current levels or fluctuate in the future.

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
Non-GAAP Financial Measures and Other Key Performance Indicators
In evaluating our business, we utilize non-GAAP financial measures that fall within the meaning of SEC Regulation G and Regulation S-K Item 10(e), which we believe provide users of the financial information with additional meaningful comparison to prior reported results. Non-GAAP financial measures do not have standardized definitions and are not defined by U.S. GAAP. In this quarterly report on Form 10-Q, we disclose income attributed to LP before interest expense, provision for income taxes, depreciation and amortization, and excluding stock-based compensation expense, loss on impairment attributed to LP, business exit credits and charges, product-line discontinuance charges, other operating credits and charges, net, loss on early debt extinguishment, investment income, pension settlement charges, and other non-operating items, as Adjusted EBITDA (Adjusted EBITDA), which is a non-GAAP financial measure. We have included Adjusted EBITDA in this report because we view it as an important supplemental measure of our performance and believe that it is frequently used by interested persons in the evaluation of companies that have different financing and capital structures and/or tax rates. We also disclose income attributed to LP, excluding loss on impairment attributed to LP, business exit credits and charges, product-line discontinuance charges, interest expense outside of normal operations, other operating credits and charges, net, loss on early debt extinguishment, gain (loss) on acquisition, and pension settlement charges, and adjusting for a normalized tax rate, as Adjusted Income (Adjusted Income). We also disclose Adjusted Diluted EPS, which is calculated as Adjusted Income divided by diluted shares outstanding. We believe that Adjusted Diluted EPS and Adjusted Income are useful measures for evaluating our ability to generate earnings and that providing these measures should allow interested persons to more readily compare the earnings for past and future periods. Reconciliations of Adjusted EBITDA, Adjusted Income and Adjusted Diluted EPS to their most directly comparable U.S. GAAP financial measures, net income, income attributed to LP and income attributed to LP per diluted share, respectively, are presented below.
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

The following table reconciles net income to Adjusted EBITDA (dollar amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$90	$118	$358	$119
Add (deduct):
Net income attributed to non-controlling interest	—	—	—	—
Income attributed to LP	90	118	358	119
Provision for income taxes	23	44	117	66
Depreciation and amortization	31	30	93	87
Stock-based compensation expense	4	2	15	9
Loss on impairment attributed to LP	—	1	—	1
Other operating credits and charges, net	1	(7)	2	16
Business exit credits and charges	—	1	(14)	35
Interest expense	4	4	12	9
Investment income	(6)	(4)	(17)	(10)
Pension settlement charges	—	—	—	6
Other non-operating items	4	—	(2)	11
Adjusted EBITDA	$153	$190	$564	$349
SEGMENT ADJUSTED EBITDA
Siding	$123	$71	$318	$198
OSB	33	120	249	161
LPSA	9	6	29	31
Other	(3)	—	(6)	(15)
Corporate	(9)	(7)	(26)	(26)
Adjusted EBITDA	$153	$190	$564	$349

The following table provides the reconciliation of net income to Adjusted Income (dollar amounts in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income per share - diluted	$1.28	$1.63	$5.00	$1.65

Net income	$90	$118	$358	$119
Add (deduct):
Net income attributed to non-controlling interest	—	—	—	—
Income attributed to LP	90	118	358	119
Loss on impairment attributed to LP	—	1	—	1
Other operating credits and charges, net	1	(7)	2	16
Business exit credits and charges	—	1	(14)	35
Pension settlement charges	—	—	—	6
Reported tax provision	23	44	117	66
Adjusted income before tax	115	157	463	242
Normalized tax provision at 25%	(29)	(39)	(116)	(61)
Adjusted Income	$86	$117	$347	$182
Diluted shares outstanding	71	72	72	72
Adjusted Diluted EPS	$1.22	$1.62	$4.84	$2.51
Key Performance Indicators
In addition, management monitors certain key performance indicators to evaluate our business performance, which include our Overall Equipment Effectiveness (OEE) and our sales volume relative to housing starts, as provided by reports from the U.S. Census Bureau.
The following tables present summary data relating to: (i) housing starts within the United States, (ii) our sales volumes, and (iii) our OEE performance. We consider these items to be key performance indicators for our business because LP’s management uses these metrics to evaluate our business and trends in our industry, measure our performance, and make strategic decisions. We believe that the key performance indicators presented may provide additional perspective and insights when analyzing our core operating performance. These key performance indicators should not be considered superior to, as a substitute for, or as an alternative to, and should be considered in conjunction with, the financial measures that were prepared in accordance with U.S. GAAP. These measures may not be comparable to similarly titled performance indicators used by other companies.
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

The following table sets forth housing starts for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Housing starts[1]:
Single-Family	258	259	780	709
Multi-Family	94	105	263	371
	352	364	1,043	1,079
1 Actual U.S. housing starts data, in thousands, reported by the U.S. Census Bureau as published through October 18, 2024.
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
The following table sets forth sales volumes for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024				Three Months Ended September 30, 2023
Sales Volume	Siding	OSB	LPSA	Total	Siding	OSB	LPSA	Total
Siding Solutions (MMSF)	460	—	11	470	398	—	6	405
OSB - Structural Solutions (MMSF)	—	402	130	532	—	412	115	528
OSB - commodity (MMSF)	—	431	—	431	—	401	—	401
	Nine Months Ended September 30, 2024				Nine Months Ended September 30, 2023
Sales Volume	Siding	OSB	LPSA	Total	Siding	OSB	LPSA	Total
Siding Solutions (MMSF)	1,318	—	29	1,347	1,158	—	25	1,183
OSB - Structural Solutions (MMSF)	—	1,297	397	1,693	—	1,151	370	1,521
OSB - commodity (MMSF)	—	1,261	—	1,261	—	1,137	—	1,137
We measure OEE at each of our mills to track improvements in the utilization and productivity of our manufacturing assets. OEE is a composite metric that considers asset uptime (adjusted for capital project downtime and similar events), production rates, and finished product quality. We believe that OEE, when used in conjunction with other metrics, can be a useful measure for evaluating our ability to generate profits, and that providing this measure should allow interested persons to monitor operational improvements. We believe that we use a best-in-class target across all LP manufacturing sites that allows us to optimize capital investments, focus maintenance and reliability improvements, and improve overall equipment efficiency. It should be noted that other companies may present OEE data differently, and therefore, as presented by us, OEE data may not be comparable to similarly titled measures reported by other companies.
OEE for the three and nine months ended September 30, 2024 and 2023 for each of our segments is listed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Siding	77%	77%	78%	77%
OSB	78%	74%	78%	75%
LPSA	68%	74%	73%	74%

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
Segment net sales and Adjusted EBITDA for this segment were as follows (dollar amounts in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Net sales	$420	$345	22%	$1,196	$996	20%
Adjusted EBITDA	123	71	72%	318	198	61%
Net sales in this segment by product line were as follows (dollar amounts in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Siding Solutions	$418	$342	22%	$1,190	$989	20%
Other	3	2	17%	7	7	1%
Total	$420	$345	22%	$1,196	$996	20%
Percent changes in average net sales prices and unit shipments for the three and nine months ended September 30, 2024, compared to the corresponding periods in 2023, were as follows:

	Three Months Ended September 30, 2024 versus 2023		Nine Months Ended September 30, 2024 versus 2023
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
Siding Solutions	6%	15%	6%	14%
The year-over-year net sales increase for the Siding segment for the three and nine months ended September 30, 2024 reflects increased sales volumes and list price increases.
Third quarter 2024 Adjusted EBITDA increased year-over-year by $51 million, primarily reflecting the impacts of the net sales increase and a $5 million increase due to the non-recurrence of a manufacturing press rebuild in 2023. For the nine months ended September 30, 2024, the year-over-year increase in Adjusted EBITDA of $120 million primarily reflects the impact of the net sales increase.
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

Segment net sales and Adjusted EBITDA for this segment were as follows (dollar amounts in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Net sales	$253	$335	(24)%	$917	$754	22%
Adjusted EBITDA	33	120	(72)%	249	161	54%
Net sales in this segment by product line were as follows (dollar amounts in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
OSB - Structural Solutions	$136	$174	(22)%	$507	$412	23%
OSB - commodity	112	157	(29)%	395	332	19%
Other	5	5	17%	15	9	67%
Total	$253	$335	(24)%	$917	$754	22%
Percent changes in average net sales prices and unit shipments for the three and nine months ended September 30, 2024, compared to the corresponding periods in 2023, were as follows:

	Three Months Ended September 30, 2024 versus 2023		Nine Months Ended September 30, 2024 versus 2023
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
OSB - Structural Solutions	(20)%	(3)%	9%	13%
OSB - commodity	(34)%	8%	7%	11%
Third quarter 2024 net sales for the OSB segment decreased year-over-year by $82 million (or 24%), reflecting an $88 million decrease from lower OSB selling prices, partially offset by a $4 million increase in sales volumes. For the nine months ended September 30, 2024, the year-over-year increase in net sales of $164 million (or 22%) reflects a $47 million increase in revenue due to higher OSB selling prices and a $100 million increase in sales volumes.
Adjusted EBITDA for the three months ended September 30, 2024 decreased year-over-year by $87 million, primarily reflecting the impact of lower OSB prices. Adjusted EBITDA for the nine months ended September 30, 2024 increased year-over-year by $87 million, reflecting the impact of higher OSB prices and sales volumes, partially offset by higher mill-related costs.
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
Segment net sales and Adjusted EBITDA for this segment were as follows (dollar amounts in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Net sales	$47	$45	4%	$140	$153	(8)%
Adjusted EBITDA	9	6	41%	29	31	(5)%

Net sales in this segment by product were as follows (dollar amounts in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
OSB - Structural Solutions	$40	$40	—%	$119	$132	(10)%
Siding	6	5	19%	17	19	(11)%
Other	1	—	292%	4	2	91%
Total	$47	$45	4%	$140	$153	(9)%
Percent changes in average net sales price and unit shipments for the three and nine months ended September 30, 2024, compared to the corresponding periods in 2023, were as follows:

	Three Months Ended September 30, 2024 versus 2023		Nine Months Ended September 30, 2024 versus 2023
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
OSB - Structural Solutions	(11)%	13%	(16)%	7%
Siding	(32)%	76%	(22)%	14%
The year-over-year net sales and Adjusted EBITDA increases for the three months ended September 30, 2024 reflect higher sales volumes offset by unfavorable currency fluctuations. The year-over-year net sales and Adjusted EBITDA decreases for the nine months ended September 30, 2024 reflect lower constant currency selling prices and unfavorable currency fluctuations, partially offset by higher sales volumes.
Other
Our other products segment includes other minor products, services, and closed operations, which do not qualify as discontinued operations. During the second quarter of 2023, we announced the shutdown of our off-site framing operation Entekra Holdings LLC (Entekra). Other net sales were $2 million and $7 million for the three and nine months ended September 30, 2024, respectively, as compared to $4 million and $21 million for the corresponding periods in 2023, respectively. The year-over-year decrease in other net sales for the three and nine months ended September 30, 2024 was primarily due to lower Entekra sales volumes as a result of the aforementioned shutdown. Adjusted EBITDA was $(3) million and $(6) million for the three and nine months ended September 30, 2024, respectively, as compared to $0 million and $(15) million for the corresponding periods in 2023, respectively.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses were $75 million and $215 million for the three and nine months ended September 30, 2024, respectively, compared to $58 million and $191 million for the corresponding periods in 2023, respectively. The year-over-year increase in selling, general, and administrative expenses was driven by higher employee compensation and marketing expenses.
Income Taxes
We recognized an estimated tax provision of $23 million and $117 million in the three and nine months ended September 30, 2024, respectively, as compared to $44 million and $66 million for the corresponding periods in 2023, respectively. Each quarter the income tax accrual is adjusted to the latest estimate and the difference from the previously accrued year-to-date balance is recorded in the current quarter. For 2024, the primary differences between the U.S. statutory rate of 21% and the effective rate relates to state income tax. For 2023, the primary difference between the U.S. statutory rate of 21% and the effective rate relates to the $22 million tax expense impact from a change in indefinite reinvestment assertion on Chile and Brazil earnings, which is discussed immediately below.
In the second quarter of 2023, management changed its intent to no longer assert indefinite reinvestment related to undistributed earnings in Chile and Brazil. As a result, we established a net $22 million deferred tax liability for the expected tax consequences of repatriating all beginning of year cumulative Chile and Brazil earnings, which was recorded as an expense in the second quarter of 2023.

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
Operating Activities
During the nine months ended September 30, 2024 and 2023, cash provided by operations was $500 million and $157 million, respectively. The increase in cash provided by operations was primarily related to higher net income and changes in working capital, partially offset by $31 million of higher income taxes paid.
Investing Activities
During the nine months ended September 30, 2024 and 2023, cash used in investing activities was $122 million and $312 million, respectively. During the nine months ended September 30, 2024, we received $16 million in proceeds from our share of the sale of certain assets from an equity method investment. We also paid $17 million for an equity investment in South America. During the nine months ended September 30, 2023, we paid $80 million to acquire the assets owned by Wawa OSB, Inc.
Capital expenditures for the nine months ended September 30, 2024 and 2023, were $121 million and $236 million, respectively. The year-over-year decrease was primarily related to siding conversion expenditures in the prior year. Capital expenditures for the nine months ended September 30, 2024 were primarily related to growth and sustaining maintenance projects.
Financing Activities
During the nine months ended September 30, 2024, cash used in financing activities was $252 million, which includes $188 million to repurchase shares of LP common stock under the 2022 Share Repurchase Program (defined below). Additionally, we paid cash dividends of $56 million and used $8 million to repurchase stock from employees in connection with income tax withholding requirements associated with our employee stock-based compensation plans.
During the nine months ended September 30, 2023, cash used in financing activities was $61 million, which includes $52 million of dividend payments and $10 million of stock repurchases from employees in connection with income tax withholding requirements associated with our employee stock-based compensation plans. We borrowed and subsequently repaid $80 million from our Amended Credit Facility.
Credit Facility and Letter of Credit Facility
In November 2022, LP entered into the Credit Agreement with American AgCredit, PCA, as administrative agent and sole lead arranger, and CoBank, ACB, as letter of credit issuer, relating to the Amended Credit Facility. The Credit Agreement provides for the Amended Credit Facility in the principal amount of up to $550 million, with a $60 million sub-limit for letters of credit. All loans under the Credit Agreement become due on November 29, 2028. As of September 30, 2024, we had no outstanding borrowings under our Amended Credit Facility.
The Credit Agreement contains various restrictive covenants and customary events of default. The breach of restrictive covenants or the occurrence of any other event of default under the Credit Agreement could result in the acceleration of our obligation to repay the indebtedness outstanding thereunder. The Credit Agreement also contains financial covenants that require us and our consolidated subsidiaries to have, as of the end of each quarter, a capitalization ratio (i.e., funded debt less unrestricted cash to total capitalization) of no more than 57.5%. As of September 30, 2024, we were in compliance with all financial covenants under the Credit Agreement.
In May 2024, LP entered into a new letter of credit facility agreement, replacing the letter of credit facility agreement dated May 2020. This agreement provides for the funding of letters of credit up to an aggregate outstanding amount of $20 million, which may be secured by certain cash collateral of LP (the Letter of Credit Facility). The Letter of Credit Facility provides for a letter of credit fee, due quarterly, ranging from 1.000% to 1.875% of the daily available amount to be drawn on each letter of credit issued under the Letter of Credit Facility. The Letter of Credit Facility is subject to similar affirmative, negative, and financial covenants as those set forth in the Credit Agreement, including the capitalization ratio covenant. All amounts outstanding under the Letter of Credit Facility become due on April 15, 2029. As of September 30, 2024, we were in compliance with all covenants under the Letter of Credit Facility.
Other Liquidity Matters
Off-Balance Sheet Arrangements
As of September 30, 2024, we had standby letters of credit of $14 million outstanding related to collateral for environmental impact on owned properties, a deposit for a forestry license, and insurance collateral, including workers' compensation.
Potential Impairments
We review the carrying values of our long-lived assets for potential impairments and believe we have adequate support for such carrying values as of September 30, 2024.
If demand and pricing for our products fall to levels significantly below cycle average demand and pricing, should we decide to invest capital in alternative projects, or should changes occur related to our wood supply for our mills, it is possible that future impairment charges will be required. As of September 30, 2024, there were no indicators of impairment.
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
Interest Rate Risk
We are exposed to market risk associated with changes in interest rates on our variable rate long-term debt. As of September 30, 2024, there were no outstanding borrowings under our Amended Credit Facility. We do not currently have any derivative or hedging arrangements to reduce the impact of changes in interest rates, or other known exposures to changes in interest rates. There have been no material changes to the interest rate sensitivity analysis previously disclosed under the caption “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our 2023 Annual Report on Form 10-K.

ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of September 30, 2024, our Chief Executive Officer and Chief Financial Officer carried out, with the participation of the Company's management, a review and evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2024, LP’s disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter, ended September 30, 2024, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During May 2022 and May 2024, our Board of Directors authorized share repurchase programs under which LP was authorized to repurchase up to $600 million (the 2022 Share Repurchase Program) and $250 million (the 2024 Share Repurchase Program), respectively, of its outstanding common stock. During the quarter ended September 30, 2024, we repurchased 815,929 shares of our common stock at an average price of $89.37 per share through market purchases pursuant to the 2022 Share Repurchase Program. At September 30, 2024, we had an aggregate of $262 million of repurchase authorization remaining under the 2022 Share Repurchase Program and the 2024 Share Repurchase Program. LP may initiate, discontinue, or resume purchases of its common stock under the 2022 Share Repurchase Program and the 2024 Share Repurchase Program in the open market, in block, and in privately negotiated transactions, including under Rule 10b5-1 plans, at times and in such amounts as management deems appropriate without prior notice, subject to market and business conditions, regulatory requirements, and other factors.
The following amount of our common stock was repurchased under this authorization during the quarter ended September 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Purchase Plans or Programs[1]	Approximate Dollar Value of Shares Available for Repurchase Under the Plans or Programs (in millions)
July 1, 2024 - July 31, 2024	617,525	$87.39	617,525	$281
August 1, 2024 - August 30, 2024	198,404	$95.56	198,404	$262
September 1, 2024 - September 30, 2024	—	$—	—	$262
Total for Third Quarter 2024	815,929		815,929
1 On May 3, 2022, LP’s Board of Directors authorized the 2022 Share Repurchase Program under which LP may repurchase shares of its common stock totaling up to $600 million. On May 7, 2024, LP’s Board of Directors authorized the 2024 Share Repurchase Program under which LP may repurchase shares of its common stock totaling up to $250 million. As of September 30, 2024, LP had an aggregate of $262 million of repurchase authorization remaining under the 2022 Share Repurchase Program and the 2024 Share Repurchase Program.
ITEM 5.OTHER INFORMATION
None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended September 30, 2024.

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

LOUISIANA-PACIFIC CORPORATION

Date:	November 5, 2024	BY:	/S/ W. BRADLEY SOUTHERN
W. Bradley Southern
Chief Executive Officer

Date:	November 5, 2024	BY:	/S/ ALAN J.M. HAUGHIE
Alan J.M. Haughie
Executive Vice President and
Chief Financial Officer