Form 10-K
period 2024-12-31
LOUISIANA-PACIFIC CORP
filed 2025-02-19
CIK 60519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:
For the Fiscal Year Ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes  ☐  No  ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $5,761,626,247.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 69,692,101 shares of common stock, $1 par value, outstanding as of February 14, 2025.
Documents Incorporated by Reference
Certain portions of the registrant's Definitive Proxy Statement for its 2025 Annual Meeting of Stockholders (which is expected to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's 2024 fiscal year) are incorporated by reference into Part III of this annual report on Form 10-K.
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
The following statements are or may constitute forward-looking statements: statements preceded by, followed by or that include words like “may,” “will,” “could,” “should,” “believe,” “expect,” “anticipate,” "assume," “intend,” “plan,” “estimate,” “project,” “target,” “potential,” “continue,” “likely,” or “future,” as well as similar expressions, or the negative or other variations thereof, and include other statements regarding matters that are not historical facts including without limitation, plans for product development, forecasts of future costs and expenditures, possible outcomes of legal proceedings, capacity expansion and other growth initiatives, the adequacy of reserves for loss contingencies, and any statements regarding the Company's financial outlook.
Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following:
•changes in governmental fiscal and monetary policies, including higher or new tariffs and levels of employment;
•changes in general and global economic conditions, including impacts from rising inflation, supply chain disruptions, new, ongoing, or escalated geopolitical or military conflicts or tensions including the conflict between Russia and Ukraine, the conflict in Israel and the surrounding areas, tensions between the United States and China and tensions between China and Taiwan, and global pandemics and/or health emergencies;
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

*
All or a portion of the referenced section is incorporated by reference from our Definitive Proxy Statement for our 2025 Annual Meeting of Stockholders (which is expected to be filed with the SEC within 120 days after the end of our 2024 fiscal year).

PART I
ITEM 1.    Business
GENERAL
We are a leading provider of high-performance building solutions that meet the demands of builders, remodelers, and homeowners worldwide. Serving the new home construction, repair and remodeling, and outdoor structures markets, we have leveraged our expertise to become an industry leader known for innovation, quality, reliability, and sustainability. The principal customers for our building solutions are retailers, wholesalers, and home building and industrial businesses in North America and South America, with limited sales in Asia, Australia, and Europe. Since our founding in 1972, LP has been Building a Better World™ by helping customers construct beautiful, durable homes while shareholders build lasting value. We are headquartered in Nashville, Tennessee, and as of December 31, 2024, we operated 22 plants across the U.S., Canada, Chile, and Brazil.
The table below summarizes the relative sizes of our business segments in 2024:

Segment	Net Sales (in millions)	Percentage of 2024 Net Sales
Siding	$1,558	53%
Oriented Strand Board (OSB)	1,184	40%
LP South America (LPSA)	190	6%
Other	9	—%
	$2,941
OUR BUSINESS SEGMENTS
Siding
We believe we are the largest manufacturer of engineered wood siding in North America. Our Siding segment serves diverse end markets with a broad product portfolio of engineered wood siding, trim, soffit, and fascia, including LP® SmartSide® Trim & Siding, LP® SmartSide® ExpertFinish® Trim & Siding, LP BuilderSeries® Lap Siding, and LP® Outdoor Building Solutions® (collectively referred to as Siding Solutions). As compared to solid wood, these products offer superior protection against hail, wind, moisture, fungal decay, and termites. The LP SmartSide environmental product declarations (EPDs), which detail the cradle-to-grave energy and materials required to produce LP SmartSide Lap, Panel and Trim in North America, demonstrate that the product stores more carbon than is released during its lifecycle, making it a carbon-negative exterior siding product. Our Siding Solutions products are used in new home construction, repair and remodeling projects, and outdoor structures such as sheds.
We intend to continue growing sales in our Siding segment and to increase the breadth of our Siding Solutions product offerings. To do so, we plan to increase the production capacity of these high-margin, value-added products. We have several options for increased capacity, including the addition of new plants, conversion of existing Oriented Strand Board plants to Siding manufacturing plants, expansion of existing Siding facilities, and expansion of our prefinished capacity and offerings. We will also seek to drive continued product innovation by utilizing our technological and engineering expertise in wood composites, overlays, chemical treatments, and durable and beautiful paints to better address the needs of our customers.

Oriented Strand Board (OSB)
Developed as a less expensive and more sustainable alternative to plywood, OSB is used as roof decking, sidewall sheathing and floor underlayment. Our OSB segment manufactures and distributes OSB structural panel products, including the innovative value-added OSB product portfolio known as LP® Structural Solutions (which includes LP® TechShield® Radiant Barrier, LP WeatherLogic® Air & Water Barrier, LP Legacy® Premium Sub-Flooring, LP NovaCore® Thermal Insulated Sheathing, LP® FlameBlock® Fire-Rated Sheathing, and LP® TopNotch® 350 Durable Sub-Flooring). Our LP Structural Solutions products are engineered to provide a variety of features such as superior fire resistance, enhanced water and moisture protection, and greater weight-bearing capacity.
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
LP South America (LPSA)
We believe that we are the leading producer of OSB and siding products in South America and that we are positioned to capitalize on the growing demand for materials used in wood-based residential construction in South America. Our LPSA segment manufactures and distributes OSB structural panel and Siding Solutions products in South America and certain export markets. This segment also sells and distributes a variety of companion products to support the region’s transition to wood frame construction. The LPSA segment carries out manufacturing operations in Chile and Brazil and operates sales offices in Argentina, Brazil, Chile, Colombia, Mexico, Paraguay, and Peru.
OUR BUSINESS STRATEGY
Grow Our Siding Business. We believe that our leadership position in engineered wood siding allows us to benefit from demand growth, particularly as sustainable engineered wood products continue to displace alternative siding materials such as vinyl, fiber cement, and other materials. We have consistently grown our Siding segment above the underlying market growth rates, and this segment is less sensitive to new housing market cyclicality as over 50% of demand for our Siding Solutions comes from other markets, including off-site structure production and repair and remodeling. We believe that long-term market trends and demographics suggest continued growth in demand for sustainable engineered wood siding in these markets, which we believe we are well-positioned to meet. We routinely evaluate project schedules and market demand to determine when to begin related construction work on Siding Solutions capacity expansion projects.
Generate Value-Added Sales Growth Through Customer Focus and Innovation. We believe that our products help our customers and end users to mitigate various challenges associated with building and construction activity, including labor shortages, because they are relatively easy to work with and allow for the consolidation of multiple steps into a single product system. Our marketing programs aim to drive awareness of our products and a greater understanding of our products’ specific features among builders, repair and remodel contractors, industrial manufacturers, and major home improvement retailers. Through our sales efforts, we target customers by distribution channel and focus on providing them with a broad array of traditional and specialty building products coupled with quality service. Our facilities are strategically located in the U.S., Canada, Chile, and Brazil to allow us to maintain geographic proximity to our customers and to remain responsive to their changing needs. We prioritize high-quality service and continue to build on our reputation for on-time shipments. In addition, we continually seek to identify new specialty building solutions and markets where we can utilize our core competencies in the design, manufacturing, and marketing of building products.
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
Expand Internationally. We believe that our investments in South America will help us continue to satisfy the growing demand for wood-based residential construction in this region. We believe that investments in this region can continue to be funded by cash generated by our LPSA segment. Investments as a market leader in this region should enable us to leverage demand while diversifying both our revenue streams and exposure to market cycles.
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
OUR CUSTOMERS
We seek to maintain a broad customer base and a balanced approach to national distribution through both wholesale and retail channels. In 2024, our top ten customers accounted for approximately 49% of our net sales. Our principal customers include the following:
•Wholesale distribution companies, which supply building materials to retailers on a regional, state, or local basis;
•Distributors, who provide building materials to smaller retailers, contractors, and others;
•Building materials professional dealers that specialize in sales to professional builders, remodeling firms, and trade contractors that are involved in residential home construction and light commercial building; and
•Retail home centers that provide fully manufactured, modular, and panelized structures, for consumer and professional markets.
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

STRATEGIC SOURCING
We rely on various suppliers to furnish the raw materials and inputs used in the manufacturing of our products. To maximize our effectiveness in the marketplace, we have a centralized strategic sourcing group that consolidates purchases of certain materials and indirect items across business segments. The goal of the strategic sourcing group is to develop global strategies for a given component group, identify vendors and suppliers that meet our business requirements, promote a competitive pricing environment among our vendors and suppliers, and develop long-term relationships with those vendors and suppliers. By developing these strategies and relationships, we seek to leverage our material needs to implement leading practices, reduce costs, improve process efficiency, improve operating performance, and ensure continuity of supply.
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
In addition to wood fiber, we use significant quantities of various resins in our manufacturing processes. Resin product costs are influenced by changes in the prices of raw materials used to produce resin, primarily petroleum products and energy, as well as competing demand for resin products. Currently, we purchase most of our resin from six major suppliers. However, there can be no assurance that pricing or availability of resins will not be impacted by competing demand or supply chain disruptions due to significant weather or other uncontrollable events.
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
SEASONALITY
Our business is subject to seasonal variances, with demand for many of our products tending to be higher during the building season, which generally occurs in the second and third calendar quarters in North America and the first and fourth calendar quarters in South America.
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

We are subject to income taxes and other corporate taxes in the United States and multiple foreign jurisdictions. Our provision for income taxes and our effective tax rate could be affected by numerous factors, including changes in applicable tax laws, interpretations of applicable tax laws, the amount and composition of pre-tax income in jurisdictions with differing tax rates, and the valuation of deferred tax assets. Additional information concerning tax matters is set forth under “Risk Factors – Legal and Regulatory Risk Factors - Regulatory and statutory changes applicable to us or our customers, including changes in effective tax rates or tax law, could adversely affect our financial condition and results of operations” in Item 1A of this annual report on Form 10-K, and in "Note 8 - Income Taxes" of the Notes to the Consolidated Financial Statements included in Item 8 of this annual report on Form 10-K.
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
We are committed to complying with all applicable environmental laws and regulations and intend to continue devoting significant management attention to such matters. In addition, we occasionally undertake construction projects for environmental control equipment or incur other environmental costs that extend an asset’s useful life, improve its efficiency, and/or improve the property's marketability.
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
Labor Relations. As of December 31, 2024, we employed approximately 4,300 team members, comprising approximately 2,800 in the United States, 800 in Canada, and 700 in South America. Approximately 3,300 team members were employed at manufacturing facilities, and approximately 1,000 team members were subject to collective bargaining agreements and/or national trade union agreements. We are committed to working collaboratively with the unions that represent some of our employees.

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
LP is committed to continual improvement of our health and safety performance. We establish internal annual targets and seek continual safety performance improvements every year. One of the metrics that we carefully track is Total Incident Rate (TIR), a common industry measure of recordable incidents per 100 employees. We have established a targeted TIR of <1.0 per year, which we believe represents industry-leading performance, and for the year ended December 31, 2024, actual TIR of 0.67 was better than our target. To further enhance our commitment to safety, we have also implemented a Serious Injury and Fatality (SIF) prevention program and the tracking of Weighted Incident Rate (WIR). The SIF prevention program is a proactive approach to address the most significant exposures our employees face on the job. WIR tracking reflects the severity and frequency of incidents to monitor our safety performance. The SIF prevention program and WIR tracking program enhance hazard recognition and employee engagement and drive our teams to evaluate controls to ensure we are incorporating improved levels of protection whenever possible. We use this data to prioritize, manage, and carefully track safety performance at all our facilities and integrate sound safety practices to make a meaningful difference in every facet of our operations.
Inclusion and Belonging. We embrace the diversity of our team members, customers, stakeholders, and consumers, including their unique backgrounds, experiences, ideas, and talents, and are committed to continued efforts to foster an inclusive workplace. We believe all LP team members are valued and appreciated for their distinct contributions to the growth and sustainability of our business. We strive to cultivate a culture and vision that supports and enhances our ability to recruit, develop, and retain diverse talent at every level.
Our executive management team provides oversight of our programs, policies, and initiatives focusing on workforce inclusion and belonging, talent and development, and compensation and benefits. It is our policy to fully comply with all laws (domestic and foreign) applicable to equal employment opportunity and discrimination in the workplace.
Talent and Development. Our talent strategy is focused on cultivating a safe and supportive workplace that attracts and welcomes innovative, agile, diverse and resilient talent committed to value creation. We are committed to recognizing and rewarding the contributions of our valued employees while continually working to develop, engage, and retain our workforce. We focus on the team member experience, removing barriers to engagement, further modernizing the human relations process, and continually improving our talent practices.
Our talent development programs provide employees with the resources they need to help achieve their career goals, build management skills, and lead the Company.
Compensation and Benefits. We strive to provide competitive compensation and benefits programs to help meet the needs of our employees and offer the flexibility, inclusivity, choice and protection necessary to retain top talent.
While subject to change, our current benefit programs may include, depending on country/region and employment position, stock-based awards granted pursuant to our stock award plans, awards granted under our annual cash incentive award plan, an employee stock purchase plan, a 401(k) and profit-sharing plan or defined contribution plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family medical leave, paid parental leave (maternity, bonding, adoption, and surrogacy), fertility benefits, an employee emergency support fund, tuition assistance, and scholarship programs.
We also provide our employees and their families with access to a variety of innovative, flexible, and convenient health and wellness programs. These benefits provide protection and security so employees can have peace of mind concerning events that may impact their financial well-being. In addition, we offer employees the ability to customize benefits options to meet their individual needs and the needs of their families.

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
Housing Starts
We monitor housing starts, which is an indicator of residential construction in the United States that correlates with the demand for many of our products. We believe that this is a useful measure for evaluating our results and that providing this measure should allow interested persons to more readily compare our sales volume for past and future periods to an external indicator of product demand. Other companies may present housing start data differently, and therefore, as presented by us, our housing start data may not be comparable to similarly titled indicators reported by other companies.

	Year Ended December 31,
	2024	2023	2022
Housing starts[1]:
Single-Family	1,010	948	1,005
Multi-Family	355	472	547
	1,364	1,420	1,553
1 Actual U.S. Housing starts data, in thousands, reported by U.S. Census Bureau is based upon information published through January 17, 2025.
Sales Volume Information Summary
We monitor sales volumes for our products in our Siding, OSB, and LPSA segments, which we define as the amount of our products sold within the applicable period measured in million square feet (MMSF) on a standard 3/8" thickness basis. Evaluating sales volume by product type helps us identify and address changes in product demand, broad market factors that may affect our performance, and opportunities for future growth. It should be noted that other companies may present sales volume data differently, and therefore, as presented by us, sales volume data may not be comparable to similarly titled measures reported by other companies. We believe that sales volumes can be a useful measure for evaluating and understanding our business.

	Year Ended December 31, 2024
Sales Volume	Siding	OSB	LPSA	Total
Siding Solutions (MMSF)	1,719	—	35	1,754
OSB - Structural Solutions (MMSF)	—	1,705	548	2,253
OSB - Commodity (MMSF)	—	1,680	—	1,680

	Year Ended December 31, 2023
Sales Volume	Siding	OSB	LPSA	Total
Siding Solutions (MMSF)	1,547	—	33	1,580
OSB - Structural Solutions (MMSF)	—	1,559	502	2,061
OSB - Commodity (MMSF)	—	1,512	—	1,512

	Year Ended December 31, 2022
Sales Volume	Siding	OSB	LPSA	Total
Siding Solutions (MMSF)	1,797	—	33	1,830
OSB - Structural Solutions (MMSF)	—	1,803	554	2,357
OSB - Commodity (MMSF)	—	1,944	—	1,944
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

	Years Ended December 31,
	2024	2023	2022
Siding	77%	77%	76%
OSB	78%	75%	72%
LPSA	72%	75%	71%
AVAILABLE INFORMATION
We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and from time to time, other documents with the SEC. Our SEC filings are available to the public over the Internet at the SEC’s website at http://www.sec.gov.
In addition, we will make available our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act through our Internet website at http://investor.lpcorp.com under the "SEC Filings" heading of the“Financial Information” tab as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on, or accessible through, our website is not a part of, and is not incorporated by reference into, this annual report on Form 10-K.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following list sets forth information about our executive officers who are elected annually by the Board of Directors. All information is as of the date of the filing of this annual report on Form 10-K.

W. Bradley Southern, age 65, has been Chairperson of the Board of Directors since May 2020 and Chief Executive Officer of the Company since July 2017, and previously was Executive Vice President, Chief Operating Officer from November 2016 to June 2017. Prior to that, Mr. Southern served as Executive Vice President of OSB beginning in March 2015, Senior Vice President of Siding beginning in 2012 and Vice President of Specialty Operations beginning in 2004. Mr. Southern has also served as a member of the board of directors of GMS Inc. (NYSE: GMS) since January 2024. Mr. Southern also serves on the boards of directors of The Forest Products Association of Canada and the Nashville Branch of the Federal Reserve Bank of Atlanta.
Nicole C. Daniel, age 56, has been Senior Vice President, General Counsel and Corporate Secretary since September 2019. From July 2013 to September 2019, Ms. Daniel served as Vice President, General Counsel and Corporate Secretary at Ciner Resources LP, a leading producer of natural soda ash, which was known as OCI Enterprises prior to its purchase by Ciner in 2015. She also held legal and compliance leadership roles at Albemarle Corp from 2002 to 2013.
Alan J.M. Haughie, age 61, has been Executive Vice President, Chief Financial Officer since January 2019. From 2013 to 2017, he was Senior Vice President and Chief Financial Officer of ServiceMaster Global Holdings Inc., a Fortune 1000 public company that provides residential and commercial services. From 2010 until 2013, Mr. Haughie served as Senior Vice President and Chief Financial Officer of Federal-Mogul Corporation.
Jimmy E. Mason, age 46, has been Executive Vice President, General Manager, OSB since February 2022. Prior to that, he served as Vice President, Siding Manufacturing from November 2018 to February 2022, as Director Regional Operations for the Company’s Siding business from January 2018 to November 2018, and as Regional Operations Manager for the Siding business from 2015 until January 2018. Mr. Mason has worked in manufacturing operations since 2001, joining the Company in 2006. Prior to joining the Company, Mr. Mason held positions with International Paper and Milliken & Company.
Jason P. Ringblom, age 42, has been Executive Vice President, General Manager, Siding since February 2022. He previously also held the title Executive Vice President, General Manager, EWP from February 2022 until August 2022, when the Company sold the assets related to its Engineered Wood Products (EWP) business. Prior to that, Mr. Ringblom served as Executive Vice President, OSB and EWP from January 2017 to February 2022 and as Vice President of OSB sales and marketing from February 2015 to December 2016, and has held various other sales leadership positions at the Company since 2004.
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

BUSINESS AND OPERATIONAL RISK FACTORS
Unplanned events may interrupt our manufacturing operations, which may adversely affect our business. The manufacturing of our products is subject to unplanned events such as explosions, fires, inclement weather, natural disasters, accidents, equipment failures, labor disruptions, transportation interruptions, supply interruptions, public health issues (including pandemics and quarantines), riots, civil insurrection or social unrest, looting, protests, strikes, and street demonstrations. During the year ended December 31, 2024, fire interruptions reduced production by less than 1%, but future fire or other operational interruptions could significantly curtail the production capacity of a facility for a period of time. We have redundant capacity and capability to produce many of our products within our manufacturing platform to mitigate our business risk from such interruptions, but major or prolonged interruptions could compromise our ability to meet our customers' needs. Delayed delivery of our products to customers who require on-time delivery from us may cause customers to purchase alternative products at a higher cost, reschedule their own production, or incur other incremental costs. Customers may be able to pursue financial claims against us for their incremental costs, and we may incur costs to correct such problems in addition to any liability resulting from such claims. Interruptions may also harm our reputation among actual and potential customers, potentially resulting in a loss of business. To the extent these losses are not covered by insurance, our financial position, results of operations, and cash flows could be adversely affected by such events.
We mostly depend on third parties for transportation services and increases in costs or changes in the availability of transportation could materially and adversely affect our business and operations. Our business depends on the transportation of many products, both domestically and internationally. We rely primarily on third parties for transportation of the products we manufacture and/or distribute as well as for delivery of our raw materials. In particular, a significant portion of the goods we manufacture and raw materials we use are transported by railroad or trucks, which are highly regulated. There may be labor unrest or disputes, including strikes and work stoppages, among workers at various transportation providers and in industries affecting the transportation industry, including those that are unionized, like the railroad industry. If any of our third-party transportation providers were to fail to deliver the goods we manufacture or distribute in a timely manner, including as a result of the impacts arising from global pandemics or worsening economic conditions, we may be unable to sell those products at full value or at all. Similarly, if any of these providers were to fail to deliver raw materials to us in a timely manner, we may be unable to manufacture our products in response to customer demand. In addition, if any of these third parties were to cease operations or cease doing business with us, we may be unable to replace them at a reasonable cost. Any failure of a third-party transportation provider to deliver raw materials or finished products in a timely manner could harm our reputation, impact our ability to manufacture and deliver our products, negatively affect our customer relationships and have a material adverse effect on our financial condition and results of operations. In addition, an increase in transportation rates and oil and/or fuel surcharges could materially and adversely affect financial results, including profitability.
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

While we have security measures in place that are designed to protect customer and other sensitive information and the integrity of our information technology systems and prevent data loss and other security breaches, our security measures or those of our third-party service providers may not be sufficiently broad in scope to protect all relevant information, may not function as planned, or may be breached as a result of third-party action, employee or vendor error, malfeasance, or otherwise. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently or may be designed to remain dormant until a predetermined triggering event and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement sufficient control measures to defend against these techniques. The rapid evolution and increased adoption of generative artificial intelligence (AI) is further increasing risks in this area, including by making fraud detection more difficult, particularly with detection devices that use voice recognition or authentication. Once a security incident is identified, we may be unable to fully remediate or otherwise respond to such an incident in a timely manner, which may cause us to incur remediation or other costs or subject us to demands to pay a ransom fee. Additionally, a breach could expose us and our customers, consumers, vendors, and employees to risks of misuse of such information. Such negative consequences of cyberattacks, cybersecurity failures or other security breaches could impact our ability to operate our businesses effectively, adversely affect our reputation, competitive position, business or financial results, and expose us to potential liability, litigation, governmental inquiries, investigations or regulatory enforcement actions. In addition, the lost profits and increased costs related to cybersecurity or other security threats or disruptions may not be fully insured against or indemnified by other means. As a result, cybersecurity and the continued development and enhancement of our controls, processes, and practices remain a priority for us. We may be required to expend additional resources to continue to enhance our security measures necessary to investigate and remediate any security vulnerabilities. We cannot predict the degree of any impact that increased monitoring, assessing, or reporting of cybersecurity matters would have on operations, financial conditions and results.

From time to time, we may implement new technology systems or replace and/or upgrade our current information technology systems. These upgrades or replacements may not improve our productivity to the levels anticipated and may subject us to inherent costs and risks associated with implementing, replacing, and updating these systems, including potential disruption of our internal control structure, substantial capital expenditures, demands on management time and other risks of delays or difficulties in transitioning to new systems or of integrating new systems into other existing systems. Our development, integration and use of AI technology in our operations remains in the early phases. Although we aim to implement AI technology according to responsible procedures and adequate safeguards, our current or future use of AI or machine learning tools in our business operations could expose us to new or additional costs and risks, including the potential introduction of new vulnerabilities or cybersecurity risks within our information technology systems; the potential inadvertent or unauthorized release of our confidential or proprietary information resulting from the use (whether or not authorized) of AI or machine learning tools by our employees, contractors, agents, representatives, vendors or customers; the potential loss of our intellectual property rights or our potential infringement of the intellectual property rights of third parties resulting from the use (whether or not authorized) of AI or machine learning tools in our operations; and potential legal or reputational harms due to insufficient or flawed data, insufficient quality control, or unlawful bias or discrimination associated with the use of AI or machine learning tools. In addition, the AI tools we may incorporate into certain aspects of our operations may not generate the intended efficiencies and may impact our business results. Our inability to prevent information technology system disruptions or to mitigate the impact of such disruptions could have an adverse effect on our business.

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
We manufacture and distribute our products in jurisdictions outside the United States and are exposed to risks associated with international business operations, including risks related to potential supply chain disruptions, such as delays, cost fluctuations, and challenges in sourcing materials or components due to geopolitical events, government trade policies, or logistical constraints. We manufacture our products in the United States, Canada, Chile, and Brazil and sell our products primarily in North America and South America. We operate a supply chain that involves the shipment of goods from certain international markets to the jurisdictions where we manufacture our products. Accordingly, we are subject to risks associated with potential disruption caused by changes in political, monetary, economic, and social environments, including civil and political unrest, terrorism, possible expropriation, local labor conditions (including labor disruptions or shortages), changes in laws, regulations, and policies of foreign governments and trade disputes with the United States (including tariffs), and compliance with U.S. laws affecting activities of U.S. companies abroad, including tax laws, economic sanctions and enforcement of contract and intellectual property rights. Steps taken by the U.S. government to apply new, or increase existing, tariffs on certain products and materials imported into the United States could potentially disrupt our existing supply chains and impose additional costs on our business, including costs with respect to raw materials upon which our business depends. Additionally, potential retaliatory tariffs imposed by other countries in response to U.S. trade policies could adversely affect our ability to export products from the United States to key international markets, leading to decreased sales and profitability. Such retaliatory tariffs could also increase the cost of certain components and materials that we import into the United States, further straining our supply chain and impacting our overall financial performance.
Our international operations and sourcing of materials could be harmed by a variety of factors, including:
•recessionary trends in international markets;
•legal and regulatory changes and the burdens and costs of our compliance with a variety of laws, including but not limited to export controls, import and customs trade restrictions, tariffs (including tariffs applicable to goods imported into the United States from China, Mexico, Canada, Colombia, or other countries), and regulations related to public health matters;
•increases in transportation costs or transportation delays;
•work stoppages, unionization efforts and labor strikes;
•fluctuations in currency exchange rates, particularly the value of the U.S. dollar relative to other currencies; and
•social and political unrest, geopolitical and military conflicts or tensions, terrorism and economic instability.
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
The impact of new ongoing or escalated military and geopolitical conflicts and tensions, including the conflict between Russia and Ukraine and the conflict in Israel and the surrounding areas, on the global economy, energy supplies and raw materials may prove to negatively impact our business and operations. The global economy has been negatively impacted by the ongoing military conflict between Russia and Ukraine. Furthermore, governments in the United States and several European and Asian countries have imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia. Although we have no operations in Russia or Ukraine, we have experienced shortages in materials and increased costs for transportation, energy, and raw material due in part to the negative impact of the Russia-Ukraine military conflict on the global economy. The scope and duration of the military conflict in Ukraine is uncertain and hard to predict. Further escalation of geopolitical tensions related to the military conflict, including increased trade barriers or restrictions on global trade, could result in, among other things, cyberattacks, supply disruptions, lower consumer demand, and changes to foreign exchange rates and financial markets, any of which may adversely affect our business and supply chain.
Our business could be negatively affected by the impact of new or ongoing military or geopolitical conflicts on international markets and the global economy. The impact of the ongoing conflict in Israel and surrounding areas and/or escalation thereof and the tensions between the United States and China and between China and Taiwan could include increased volatility in financial and commodity markets, increased energy prices, increased maritime shipping costs, supply chain disruptions, a higher level of general market and macroeconomic instability, and violent protests or political or social unrest in areas outside the immediate conflict area, among other things. These conflicts and tensions and other military or geopolitical conflicts or tensions that may arise in the future could materially adversely affect our operations, financial position, and results.
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

We are subject to physical, operational, transitional, and financial risks associated with climate change and global, regional, and local weather conditions, and with legal, regulatory, and market responses to climate change. There has been an increased focus, including from investors, the general public and U.S. and foreign governmental and nongovernmental authorities, regarding environmental, social, and governance (ESG) matters, including with respect to climate change, greenhouse gas emissions, packaging and waste, sustainable supply chain practices, deforestation, and land, energy, and water use. Evolving opinions from these groups with respect to ESG matters may impact reporting requirements with respect to ESG metrics, expectations that such metrics will be voluntarily disclosed by companies such as ours, and opinions as to whether we should make commitments, set targets, or establish goals, and take action to meet them. While we have voluntarily provided certain disclosures with respect to various ESG matters, including climate change, we cannot predict whether such disclosures will be considered satisfactory by our stakeholders or relevant governmental or nongovernmental authorities. Additionally, we cannot predict the extent to which a change in monitoring, assessing, or reporting of ESG matters may impact our operations, financial conditions and results.
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
Governmental regulations or restrictions intended to reduce greenhouse gas emissions and other climate change impacts are emerging and present potential transition risks. Increased restrictions and regulations could increase operating costs and compliance costs or require expenditures on additional technology, all of which could adversely affect our results of operation. In particular, the State of California passed the Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act which could impose broad climate-related disclosure obligations on certain companies doing business in California, including us, starting in 2026. Additionally, the State of California recently passed the Voluntary Carbon Market Disclosures Business Regulation Act, which mandates certain disclosures in connection with claims regarding greenhouse gas emissions. Such disclosure obligations may apply to us. The SEC has also recently enacted climate change disclosures that have been voluntarily stayed pending litigation, and, if ultimately implemented, could significantly increase compliance burdens, associated regulatory costs, and complexity.
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

Our reputation may be adversely affected if we are not able to achieve our ESG priorities or otherwise meet the expectations of our stakeholders with respect to ESG matters. We strive to deliver shared value through our business. Our diverse group of stakeholders hold us accountable to ensure we continue to demonstrate progress with respect to industry-specific ESG priorities. From time to time, we announce certain aspirations and priorities relevant to ESG matters. We periodically publish information about our ESG priorities, strategies, and progress on our corporate website and in public filings. Achievement of these priorities and strategies is subject to risks and uncertainties, many of which are outside of our control, and it is possible that we may not achieve all our ESG priorities or certain of our stakeholders might not be satisfied with our efforts regarding ESG matters. Certain challenges we face in meeting our ESG priorities are also captured within our voluntary sustainability report contained on our website, which is not incorporated by reference into and does not form any part of this annual report on Form 10-K or our other filings with the SEC. Perceived failures or delays in meeting our ESG priorities could adversely affect public perception of our business, employee morale or customer or stakeholder support, and may negatively impact our financial condition and results of operations.
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
We have a high degree of product concentration in OSB, which is subject to commodity pricing and associated price volatility. OSB accounted for about 43% of our North American net sales in each of 2024 and 2023, and 57% in 2022. We expect OSB sales to continue to account for a substantial portion of our revenues and profits in the future. The concentration of our business in the OSB market further increases our sensitivity to commodity pricing and price volatility. Historical prices for our commodity products have been volatile, and we, like other participants in the building products industry, have limited influence over the timing and extent of price changes for our commodity products. Commodity product pricing is significantly affected by the relationship between supply and demand in the building products industry. Product supply is influenced primarily by fluctuations in available manufacturing capacity. Demand is affected by the state of the economy in general and a variety of other factors, including the level of new residential construction activity, home repair and remodeling activity and changes in the availability and cost of mortgage financing. In this competitive environment, with many variables beyond our control, we cannot guarantee that pricing for our OSB products will not decline from current levels. Decreases in pricing for OSB products may have a material adverse effect on our financial position, liquidity, results of operations, and cash flows. The continued development of builder and consumer preference for our OSB products (commodity and LP® Structural Solutions) over competitive products is critical to sustaining and expanding demand for our products. Therefore, a failure to maintain and increase builder and consumer acceptance of our OSB products could also have a material adverse effect on our financial position, liquidity, results of operations, and cash flows.

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
Our results of operations may be adversely affected by potential shortages of raw materials and increases in raw material costs. The most significant raw material used in our operations is wood fiber. Wood fiber is subject to commodity pricing, which fluctuates based on market factors over which we have no control. In addition, the cost of various types of wood fiber that we purchase in the market has at times fluctuated greatly because of governmental, economic, or industry conditions and may be affected by increased demand resulting from initiatives to increase the use of biomass materials in the production of heat, power, bio-based products, and biofuels. Wood fiber supply could also be influenced by natural events, such as forest fires, ice storms, wind storms, hurricanes, and other severe weather conditions, insect epidemics, plant and tree disease, changing temperature and precipitation patterns, and other natural disasters and man-made causes, which may increase wood fiber costs, restrict access to wood fiber, or force production curtailments. In addition to wood fiber, we also use a significant quantity of various resins in our manufacturing processes. Resin product costs are influenced by changes in the prices or availability of raw materials used to produce resins, primarily petroleum products, as well as demand for and availability of resin products and their chemical precursors. OSB product prices are largely driven by the ratio of overall OSB demand to industry capacity. Therefore, we are unable to determine to what extent, if any, we will be able to pass any future OSB raw material cost increases through to our customers through product price increases. Our inability to pass increased costs through to our customers could have a material adverse effect on our financial condition, results of operations, and cash flows. In addition, supply disruptions in resin or wood fiber may impact our ability to produce our products or may cause production costs to increase.
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
Canadian provincial governments are actively engaged in consultations or negotiations with Indigenous groups. Negotiations sometimes progress slowly and may be subject to litigation if rights-based interests are not fully addressed. In addition, it can take time for Canadian provincial governments to consult with Indigenous groups, and this too can be subject to litigation. To offset this risk, we proactively engage in efforts to share information and develop positive relationships with Indigenous communities that have cultural, spiritual, and economic interests in the areas where we operate. This focused engagement enables us to further understand and observe the rights of Indigenous groups relating to forestry activities while also minimizing risks to our business operations. Nonetheless, final or interim resolution of claims brought forward by Canadian provincial governments and Indigenous nations may result in additional restrictions on wood supply, potentially affecting our operational costs and/or timber prices over the long term.

LEGAL AND REGULATORY RISK FACTORS
We are subject to significant environmental regulation and environmental compliance expenditures and liabilities. Our business is subject to many environmental laws and regulations, particularly with respect to discharges of pollutants and other emissions on or into the land, water, and air, the disposal and remediation of hazardous substances or other contaminants, and the restoration and reforestation of timberlands. Compliance with these laws and regulations is a significant factor in our business. We have incurred and expect to continue to incur significant expenditures to comply with applicable environmental laws and regulations. Moreover, changes to the environmental laws and regulations to which we are subject and the enactment of new environmental laws, regulations, or other requirements, including with respect to greenhouse gas emissions or climate change, may cause us to incur increased and unexpected compliance costs or impose restrictions on our ability to manufacture our products or operate our business. In addition, there has historically been, and there continues to be, a lack of consistent climate legislation, which has created and continues to create economic and regulatory uncertainty. Our failure to comply with applicable environmental laws and regulations and permit requirements could result in civil or criminal fines or penalties or enforcement actions, including regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures, installation of pollution control equipment, or remedial actions, as well as reputational harm.
Some environmental laws and regulations impose liability and responsibility on present and former owners, operators, or users of facilities and sites for contamination at such facilities and sites, without regard to causation or knowledge of contamination. In addition, we occasionally evaluate various alternatives with respect to our facilities, including possible dispositions or closures. Investigations undertaken in connection with these activities may lead to discoveries of contamination that must be remediated, and closures of facilities may trigger compliance requirements that are not applicable to operating facilities. Consequently, we cannot guarantee that existing or future circumstances or developments with respect to contamination will not require significant expenditures by us or have significant adverse impact on our operations.
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

We are also exposed to changes in tax law, as well as any future regulations issued and changes in interpretations of tax laws, which can impact our current and future years' tax provisions. For example, Canada, Brazil and various other countries have enacted or committed to enacting substantial changes to numerous long-standing tax principles impacting how large multinational enterprises are taxed in an effort to limit perceived base erosion and profit shifting incentives. In particular, the Organization for Economic Cooperation and Development (OECD) has developed an Inclusive Framework on Base Erosion and Profit Shifting, including Pillar Two model rules applicable to large multinational corporations which would establish a global per-country minimum tax of 15%. While the United States has not enacted legislation to adopt Pillar Two and it is uncertain if it will do so in the future, certain countries in which we operate have enacted such legislation. Specifically, the Canadian government enacted legislation in 2024 implementing aspects of the OECD’s minimum tax rules effective in the 2024 fiscal year and released draft legislation proposed to implement further aspects effective for the 2025 fiscal year. In addition, in 2024, the Brazilian National Congress approved legislation implementing a tax measure to take effect in the 2025 fiscal year that is largely aligned with certain aspects of the OECD’s minimum tax rules under the Pillar Two framework. No other jurisdictions in which LP operates have enacted Pillar Two legislation at this time. At this time, we do not expect Pillar Two legislation to have a material impact on our effective tax rate or our consolidated results of operations, financial position, or cash flows. The Company will continue to monitor future developments to determine any potential impact in the countries in which it operates. The effect of any other tax law changes or regulations and interpretations, as well as any additional tax legislation in the U.S. or other jurisdictions in which we operate, could have a material adverse effect on our business, financial condition, and results of operations.
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

FINANCIAL RISK FACTORS
Inflation may adversely affect us by increasing costs of raw materials, labor, and other costs beyond what we can recover through price increases. Inflation can adversely affect us by increasing the costs of raw materials and labor, and other goods or services required to operate and grow our business. Many of the markets in which we sell our products have experienced high levels of inflation in recent periods and may continue to experience high levels of inflation in the future, which may depress consumer demand for our products and reduce our profitability if we are unable to raise prices enough to keep up with increases in our costs. Inflationary pressures have resulted in increases in the cost of certain raw materials, and other supplies necessary for the production of our products, and such increases may continue to impact us in the future and expose us to risks associated with significant levels of cost inflation. If we are unable to increase our prices to offset the effects of inflation, our business, operating results, and financial condition could continue to be materially and adversely affected.
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
Covenants and events of default in our debt instruments could limit our ability to undertake certain types of transactions and adversely affect our liquidity. Our Credit Agreement (as defined below) and the indenture governing our 2029 Senior Notes (as defined below) contain a number of restrictive covenants that impose operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests, including, among others, restrictions on our ability to incur indebtedness, grant liens to secure indebtedness, engage in sale and leaseback transactions, and merge or consolidate or sell all or substantially all of our assets.
In addition, restrictive covenants in our Credit Agreement require us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we may be unable to meet them.
A breach of the covenants or restrictions under our Credit Agreement or under the indenture governing our 2029 Senior Notes could result in an event of default under the applicable indebtedness. Such a default may allow our creditors to accelerate the related debt. A payment default or an acceleration following an event of default under our Credit Agreement or our indenture governing our 2029 Senior Notes could trigger an event of default under the other indebtedness obligation, as well as any other debt to which a cross-acceleration or cross-default provision applies, which could result in the principal of and the accrued and unpaid interest on all such debt becoming due and payable ahead of schedule. In addition, an event of default under our Credit Agreement could permit the lenders under our Amended Credit Facility (as defined below) to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay any amounts due and payable under our Amended Credit Facility, those lenders could proceed against the collateral granted to them to secure that indebtedness, to the extent any such collateral is granted thereunder. In the event our lenders or noteholders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness.
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
Changes in interest rates may adversely affect our earnings and cash flows. Pursuant to the Amended Credit Facility effective in November 2022, our senior indebtedness transitioned from bearing interest at a variable interest rate using a London Interbank Offered Rate (LIBOR) benchmark to one that uses a Term SOFR Rate, a forward-looking term rate currently published by CME Group Benchmark Administration Limited based upon the Secured Overnight Financing Rate (SOFR) as a benchmark rate. SOFR is the preferred alternative rate for LIBOR that has been identified by the Alternative Reference Rates Committee, a U.S.-based group convened by the Federal Reserve and the Federal Reserve Bank of New York. SOFR is calculated based on short-term repurchase agreements, backed by U.S. Treasury securities. SOFR is calculated differently from LIBOR and has certain inherent differences from LIBOR, which could give rise to uncertainties, including the limited historical data and volatility in the benchmark rates. Because of these and other differences, there is no assurance that SOFR will perform in the same way as LIBOR would have performed at any time, and there is no guarantee that it is a comparable substitute for LIBOR. Uncertainty as to the nature of such potential changes, alternative reference rates, including SOFR, or other reforms may adversely affect the trading market for LIBOR- or SOFR-based securities, including ours. As a result, our interest expense may increase, our ability to refinance some or all of our existing indebtedness may be affected, and our available cash flow may be adversely affected.
Our cash, cash equivalents and investments could be adversely affected if the financial institutions in which we hold our cash, cash equivalents and investments fail. We regularly maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation insurance limit. If certain banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition.
GENERAL RISK FACTORS
We are subject to a variety of other risks as a publicly traded U.S. manufacturing company. As a publicly traded U.S. manufacturing company, we are subject to a variety of other risks, each of which could adversely affect our financial position, results of operations or cash flows, or the price of our common stock. These risks include but are not limited to the following, in addition to the other risks described above:
•changes in general and global economic conditions, including impacts from rising inflation, supply chain disruptions, new, ongoing, or escalated geopolitical or military conflicts or tensions including the conflict between Russia and Ukraine, the conflict in Israel and the surrounding areas, tensions between the United States and China and tensions between China and Taiwan, and global pandemics and/or health emergencies;
•compliance with a wide variety of health and safety laws and regulations and changes to such laws and regulations;
•the exertion of influence over us, individually or collectively, by a few entities with concentrated ownership of our stock;
•new or modified legislation related to health care, data privacy, climate change or cybersecurity;
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
We rely heavily on third-party suppliers and vendors, and a cybersecurity incident at one of our suppliers or vendors could have a material adverse impact on our business operations. We evaluate third-party cybersecurity risk controls through various assessment activities carried out by LP employees and by third-party service providers acting on our behalf. We engage an independent third party to conduct an annual Security Program Assessment under the Capability Maturity Model Integration framework. For incident alerts and response, we outsource around-the-clock coverage to a third-party managed service provider who provides timely alerting and notification of potential cybersecurity issues. In 2023, we also engaged a specialized third-party assessor to perform an operational technology security assessment for a subset of our manufacturing facilities. We continually work with third-party experts to advise on new threats and cybersecurity strategy best practices for specific capabilities.
No risks from cybersecurity threats have materially affected, nor has LP identified any specific risks from known cybersecurity threats that are reasonably likely to materially affect, LP, including our business strategy, results of operations or financial condition. Please see "Risk Factors – Business and Operational Risk Factors – Cybersecurity risks related to the technology used in our operations and other business processes, as well as security breaches of Company, customer, consumer, employee, or vendor information, could adversely affect our business" in Item 1A of this annual report on Form 10-K for additional discussion of cybersecurity risks applicable to LP.
Management Responsibilities
Our cybersecurity program is managed by our Information Security Officer (ISO). Our ISO has over six years of cybersecurity experience working in publicly traded companies, with expertise leading risk remediation efforts in vulnerability management, network security, security awareness, threat monitoring, data security and cloud security.
To more effectively share information and gain consensus regarding cybersecurity initiatives and prevention policies, the Company has in place an Enterprise Risk Management Committee consisting of various members of LP senior leadership including the Chief Legal Counsel and Chief Financial Officer. The Enterprise Risk Management Committee is chaired by our Chief Tax Officer. The ISO, along with her team, is responsible for leading an enterprise-wide information security strategy, including policy, standards, architecture, processes, and security technology. The Enterprise Risk Management Committee (i) meets quarterly and as-needed to review and discuss the Company’s risks, including cybersecurity threats, incident responses, technology, the status of projects to strengthen the Company’s information security systems, assessments of the Company’s cybersecurity program and the emerging threat landscape and (ii) reports risks related to any material cybersecurity incidents, as needed, to the Board of Directors and the Finance and Audit Committee (FAC) of the Board of Directors.

Board Responsibilities
Oversight of risks from cybersecurity threats is shared by the Board of Directors and the FAC. The FAC oversees our cybersecurity program. The ISO provides the FAC with an annual presentation on our cybersecurity program, emerging threats, and the state of LP’s cybersecurity maturity. In addition, the ISO provides updates to the FAC no less often than annually with respect to additional information regarding the cybersecurity program.

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

OSB[2]		Siding[3]
OSB production facilities - 3/8” basis, million square feet		Siding production facilities - 3/8” basis, million square feet
Carthage, TX	500	Dawson Creek, British Columbia, Canada[1]	300
Clarke County, AL	725	Hayward, WI1	475
Hanceville, AL	420	Houlton, ME1	220
Jasper, TX	475	Newberry, MI	165
Maniwaki, Quebec, Canada	650	Sagola, MI1	300
Peace Valley, British Columbia, Canada	800	Swan Valley, Manitoba, Canada[1]	380
Roxboro, NC	525	Tomahawk, WI	245
7 facilities	4,095	Two Harbors, MN	235
		8 facilities	2,320
LPSA
OSB/Siding production facilities - 3/8” basis, million square feet		Siding finishing facilities - 3/8” basis, million square feet
Lautaro, Chile	160	Bath, NY	55
Panguipulli, Chile	300	Green Bay, WI	105
Ponta Grossa, Brazil	330	Roaring River, NC	75
3 facilities	790	3 facilities	235
1 The Dawson Creek, British Columbia, Canada; Hayward, WI; Houlton, ME; Sagola, MI; and Swan Valley, Manitoba, Canada plants are used in the operations of our Siding segment but can also produce commodity OSB when market conditions warrant.
2 In addition to the OSB plants listed, we own a facility in Watkins, MN, which supports our LP® Structural Solutions portfolio and a logging operation in Maniwaki, Ontario, Canada, which supports our OSB operations at that location.
3 We routinely evaluate project schedules and market demand to determine when to begin related construction work on Siding Solutions capacity expansion projects.

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

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The common stock of LP is listed on the New York Stock Exchange with the ticker symbol “LPX.” As of February 14, 2025, there were approximately 3,243 stockholders of record of our common stock.
DIVIDEND POLICY
We paid quarterly cash dividends of $0.26 per share for each quarter of 2024. We paid quarterly cash dividends of $0.24 per share for each quarter of 2023. On February 14, 2025, we declared a quarterly dividend of $0.28 per share, payable on March 13, 2025, to stockholders of record as of the close of business on February 27, 2025. We will continue to review our ability to pay cash dividends on an ongoing basis, and the payment of dividends in the future is subject to the discretion of LP’s Board of Directors depending upon, among other factors, our financial condition, general market and business conditions, and legal and contractual restrictions on the payment of dividends, including compliance with the terms of our Credit Agreement.
ISSUER PURCHASES OF EQUITY SECURITIES
During May 2022 and May 2024, LP's Board of Directors authorized share repurchase programs under which LP was authorized to repurchase up to $600 million (the 2022 Share Repurchase Program) and $250 million (the 2024 Share Repurchase Program), respectively, of its outstanding common stock. As of December 31, 2024, LP had $238 million of repurchase authorization remaining under the 2024 Share Repurchase Program. LP may initiate, discontinue, or resume purchases of its common stock under the 2024 Share Repurchase Program in the open market, in block, or in privately negotiated transactions, including under Rule 10b5-1 plans, at times and in such amounts as management deems appropriate without prior notice, subject to market and business conditions, regulatory requirements, and other factors.
The following amount of our common stock was repurchased under this authorization during the quarter ended December 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Purchase Plans or Programs[1]	Approximate Dollar Value of Shares Available for Repurchase Under the Plans or Programs (in millions)
October 1, 2024 - October 31, 2024	—	$—	—	$262
November 1, 2024 - November 30, 2024	—	$—	—	$262
December 1, 2024 - December 31, 2024	219,662	$108.63	219,662	$238
Total for Fourth Quarter 2024	219,662		219,662
1 On May 3, 2022, LP’s Board of Directors authorized the 2022 Share Repurchase Program under which LP may repurchase shares of its common stock totaling up to $600 million. On May 7, 2024, LP’s Board of Directors authorized the 2024 Share Repurchase Program under which LP may repurchase shares of its common stock totaling up to $250 million.

PERFORMANCE GRAPH
The following graph compares the cumulative total return to investors, including dividends paid (assuming reinvestment of dividends) and appreciation or depreciation in stock price, from an investment in LP common stock for the period from December 31, 2019 through December 31, 2024, to the total cumulative return to investors from the Standard & Poor’s 500 Stock Index and Standard & Poor’s Building Products Index for the same period. Stockholders are cautioned that the graph shows the returns to investors as of the dates noted and may not be representative of the returns for any other past or future periods.

Comparison of 5 Year Cumulative Total Return
Among LP, the S&P 500 Index and the S&P Building Products Index
$400
$350
$300
$250
$200
$150
$100
$50
12/19
12/20
12/21
12/22
12/23
12/24
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
ITEM 6.    (Reserved)
ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Consolidated Financial Statements and related Notes and other financial information appearing elsewhere in this annual report on Form 10-K, and with Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our annual report on Form 10-K for our fiscal year ended December 31, 2023, filed with the SEC on February 14, 2024, which provides a discussion of our financial condition and results of operations for fiscal year 2023 compared to fiscal year 2022. The following discussion includes forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. We encourage you to review the risks and uncertainties described in the sections titled "Risk Factors" and "Cautionary Statement Regarding Forward-Looking Statements" above. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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
Executive Summary
Net sales for 2024 increased year-over-year by $360 million (or 14%) to $2.9 billion. Siding revenue increased by $230 million (or 17%) to $1.6 billion due to 11% higher volumes and 6% higher prices. OSB revenue increased by $159 million (or 15%) to $1.2 billion, due to 10% higher volumes and 4% higher prices.
Net income increased year-over-year by $243 million (or 137%) to $420 million ($5.89 per diluted share). The increase primarily reflects a $210 million increase in Adjusted EBITDA, a $46 million improvement in business exit credits and charges, and the non-recurrence of OSB patent-related settlement claims of $16 million paid in 2023. This was partially offset by a $66 million increase in the provision for income taxes. The year-over-year increase in Adjusted EBITDA includes $143 million from higher Siding net sales, $55 million from higher OSB sales volumes, and $35 million due to higher OSB selling prices. Adjusted EBITDA is a non-GAAP financial measure. Please see “—Non-GAAP Financial Measures” below for more information about our use of non-GAAP financial measures in this annual report on Form 10-K and the reconciliation of Adjusted EBITDA to Net income.
Demand for Building Products
Demand for our products correlates positively with new home construction and repair and remodeling activity in North America, which historically have been characterized by significant cyclicality. The U.S. Census Bureau reported on January 17, 2025, that 2024 actual single-family housing starts were 7% higher than those in 2023. Actual multi-family housing starts in 2024 were about 25% lower than those in 2023. Repair and remodeling activity is difficult to reasonably measure, but many indications suggest that repair and remodeling activity has declined modestly year-over-year.
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
Supply and Demand for Siding
Our Siding Solutions products are specialty building materials and are subject to competition from various siding technologies, including vinyl, stucco, wood, fiber cement, brick, and others. We believe we are the largest manufacturer of engineered wood siding in North America and South America. The global siding market is estimated to be approximately $120 billion of annual expenditure. We have consistently grown our Siding segment above the underlying market growth rates. Our Siding segment is generally less sensitive to new housing market cyclicality since a majority of its demand comes from other markets, including off-site structure producers and repair and remodel. Our growth in this market depends upon the continued displacement of vinyl, wood, fiber cement, stucco, bricks, and other alternatives, our product innovation and our technological expertise in wood and wood composites to address the needs of our customers.
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
Although we believe we can reasonably estimate customer volumes and support and the related customer payments at interim periods, it is possible that actual results could be different from previously estimated amounts. At the end of each year, a significant portion of the actual volume and support activity is known. Thus, we do not currently believe that a material change in the amounts recorded as customer program costs payable is reasonably likely. We had $48 million and $37 million accrued as customer rebates as of December 31, 2024 and 2023, respectively.
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

NON-GAAP FINANCIAL MEASURES
In evaluating our business, we utilize non-GAAP financial measures that fall within the meaning of SEC Regulation G and Regulation S-K Item 10(e), which we believe provide users of the financial information with additional meaningful comparison to prior reported results. Non-GAAP financial measures do not have standardized definitions and are not defined by U.S. GAAP. In this annual report on Form 10-K, we disclose income attributed to LP from continuing operations before interest expense, provision for income taxes, depreciation and amortization, and excluding stock-based compensation expense, loss on impairment attributed to LP, business exit credits and charges, product-line discontinuance charges, other operating credits and charges, net, loss on early debt extinguishment, investment income, pension settlement charges, and other non-operating items, as Adjusted EBITDA from continuing operations (Adjusted EBITDA), which is a non-GAAP financial measure. We have included Adjusted EBITDA in this report because we view it as an important supplemental measure of our performance and believe that it is frequently used by interested persons in the evaluation of companies that have different financing and capital structures and/or tax rates. We also disclose income attributed to LP from continuing operations, excluding loss on impairment attributed to LP, business exit credits and charges, product-line discontinuance charges, interest expense outside of normal operations, other operating credits and charges, net, loss on early debt extinguishment, gain (loss) on acquisition, and pension settlement charges, and adjusting for a normalized tax rate, as Adjusted Income from continuing operations (Adjusted Income). We also disclose Adjusted Diluted EPS from continuing operations (Adjusted Diluted EPS), which is calculated as Adjusted Income divided by diluted shares outstanding. We believe that Adjusted Diluted EPS and Adjusted Income are useful measures for evaluating our ability to generate earnings and that providing these measures should allow interested persons to more readily compare the earnings for past and future periods. Reconciliations of Adjusted EBITDA, Adjusted Income and Adjusted Diluted EPS to their most directly comparable U.S. GAAP financial measures, net income, income attributed to LP and income attributed to LP per diluted share, respectively, are presented below.
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

The following table presents significant items by operating segment and reconciles net income to Adjusted EBITDA (dollar amounts in millions):

Year ended December 31,	2024	2023	2022
Net income	$420	$178	$1,083
Add (deduct):
Net loss attributed to non-controlling interest	—	—	3
Income from discontinued operations, net of income taxes	—	—	(198)
Income attributed to LP from continuing operations	$420	$178	$888
Provision for income taxes	140	74	274
Depreciation and amortization	126	119	129
Stock-based compensation expense	20	13	19
Loss on impairment attributed to LP	5	6	1
Other operating credits and charges, net	8	18	(16)
Business exit credits and charges	(14)	32	—
Pension settlement charges	—	4	82
Interest expense	14	14	11
Investment income	(22)	(18)	(14)
Other non-operating items	(9)	39	15
Adjusted EBITDA	$688	$478	$1,389

Siding	390	269	339
OSB	298	220	1,034
LPSA	42	42	77
Other	(8)	(17)	(23)
General corporate and other expenses, net	(34)	(36)	(38)
Total Adjusted EBITDA	$688	$478	$1,389

The following table provides the reconciliation of net income to Adjusted income (dollar amounts in millions, except earnings per share):

Year ended December 31,	2024	2023	2022
Net income attributed to LP from continuing operations per share - diluted	$5.89	$2.46	$11.34

Net income	$420	$178	$1,083
Add (deduct):
Net loss attributed to non-controlling interest	—	—	3
Income from discontinued operations, net of income taxes	—	—	(198)
Income attributed to LP from continuing operations	420	178	888
Loss on impairment attributed to LP	5	6	1
Other operating credits and charges, net	8	18	(16)
Business exit credits and charges	(14)	32	—
Pension settlement charges	—	4	82
Reported tax provision	140	74	274
Adjusted income before tax	559	311	1,229
Normalized tax provision at 25%	(140)	(78)	(307)
Adjusted income	$419	$233	$921
Diluted shares outstanding	71	72	78
Adjusted Diluted EPS	$5.88	$3.22	$11.77
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
Siding
The Siding segment serves diverse end markets with a broad product portfolio of engineered wood siding, trim, soffit, and fascia, including LP® SmartSide® Trim & Siding, LP® SmartSide® ExpertFinish® Trim & Siding, LP BuilderSeries® Lap Siding, and LP® Outdoor Building Solutions® (collectively referred to as Siding Solutions).
Segment net sales and Adjusted EBITDA for this segment were as follows:

Dollar amounts in millions			Increase (decrease)
Year Ended December 31,	2024	2023	2024 - 2023
Net sales	$1,558	$1,328	17%
Adjusted EBITDA	390	269	45%
Net sales in this segment by product line were as follows:

Dollar amounts in millions			Increase (decrease)
Year Ended December 31,	2024	2023	2024 - 2023
Siding Solutions	$1,549	$1,319	17%
Other	9	9	(1)%
Total	$1,558	$1,328

Percent changes in average net sales price and unit shipments were as follows:

	2024 versus 2023
	Average Selling Price	Unit Shipments
Siding Solutions	6%	11%
The year-over-year net sales increase for the Siding segment for the twelve months ended December 31, 2024 reflects increased sales volumes and higher average selling prices. Approximately half of the 6% price improvement was the result of annual list price increases, and half due to favorable mix. ExpertFinish accounted for 9% of volume and 13% of sales in the twelve months ended December 31, 2024, respectively, contributing significantly to this favorable mix.
For the twelve months ended December 31, 2024, the full year increase in Adjusted EBITDA of $121 million, primarily reflects the impact of the net sales increase, partially offset by ongoing investments in sales and marketing and maintenance costs.
OSB
The OSB segment manufactures and distributes OSB structural panel products, including the innovative value-added OSB product portfolio known as LP® Structural Solutions (which includes LP® TechShield® Radiant Barrier, LP WeatherLogic® Air & Water Barrier, LP Legacy® Premium Sub-Flooring, LP NovaCore® Thermal Insulated Sheathing, LP® FlameBlock® Fire-Rated Sheathing, and LP® TopNotch® 350 Durable Sub-Flooring). Significant cost inputs to produce OSB (including approximate breakdown percentages for 2024) were as follows: wood fiber (27%), resin and wax (21%), labor and burden (18%), utilities (5%), and other manufacturing costs (29%).
Segment net sales and Adjusted EBITDA for this segment were as follows:

Dollar amounts in millions			Increase (decrease)
Year Ended December 31,	2024	2023	2024 - 2023
Net sales	$1,184	$1,026	15%
Adjusted EBITDA	298	220	35%
Net sales in this segment by product line were as follows:

Dollar amounts in millions			Increase (decrease)
Year Ended December 31,	2024	2023	2024 - 2023
OSB - Structural Solutions	$650	$565	15%
OSB - Commodity	514	446	15%
Other	20	15	38%
Total	$1,184	$1,026
Percent changes in average net sales prices and unit shipments were as follows:

	2024 versus 2023
	Average Selling Price	Unit Shipments
OSB - Structural Solutions	5%	9%
OSB - Commodity	4%	11%
For the twelve months ended December 31, 2024, the year-over-year increase in net sales of $159 million (or 15%), reflecting an increase in revenue due to 10% higher sales volumes and 4% higher OSB selling prices.
Adjusted EBITDA for the twelve months ended December 31, 2024 increased year-over-year by $78 million, reflecting the impact of higher average selling prices and volumes.

LPSA
The LPSA segment manufactures and distributes OSB structural panel and Siding Solutions products in South America and certain export markets. This segment also sells and distributes a variety of companion products to support the region’s transition to wood frame construction. The LPSA segment carries out manufacturing operations in Chile and Brazil and operates sales offices in Argentina, Brazil, Chile, Colombia, Mexico, Paraguay, and Peru.
Segment net sales and Adjusted EBITDA for this segment were as follows:

Dollar amounts in millions			Increase (decrease)
Year Ended December 31,	2024	2023	2024 - 2023
Net sales	$190	$205	(8)%
Adjusted EBITDA	42	42	—%
Net sales in this segment by product were as follows:

Dollar amounts in millions			Increase (decrease)
Year Ended December 31,	2024	2023	2024 - 2023
OSB - Structural Solutions	$163	$177	(8)%
Siding Solutions	21	24	(13)%
Other	6	4	61%
Total	$190	$205
Percent changes in average net sales prices and unit shipments for 2024 compared to 2023 were as follows:

	2024 versus 2023
	Average Selling Price	Unit Shipments
OSB	(16)%	9%
Siding	(18)%	6%
The year-over-year net sales decrease and flat Adjusted EBITDA for the twelve months ended December 31, 2024, reflect lower selling prices and unfavorable currency fluctuations, partially offset by higher sales volumes and the non-recurrence of equipment transfer costs from the prior year.
Other
Our other products segment includes timber and timberlands as well as other minor products, services, and closed operations, which do not qualify as discontinued operations. During the second quarter of 2023, we announced the shutdown of our off-site framing operation Entekra Holdings LLC (Entekra) and recognized business exit charges, net of $(32) million for the twelve months ended December 31, 2023. These 2023 charges consisted of severance costs, inventory obsolescence, impairment of property, plant, and equipment, impairment of right-of-use lease assets, and impairment of definite-lived intangible assets. During 2024, the equity method investment held by Entekra sold substantially all of its net assets. For the twelve months ended December 31, 2024, we recognized business exit credits, net of $14 million as a result of an $11 million gain on investment recorded within equity in unconsolidated affiliate on the Consolidated Statements of Income.
Net sales decreased year-over-year by $12 million (or 56%) to $9 million primarily due to lower Entekra sales volumes as a result of the aforementioned shutdown. Adjusted EBITDA was $(8) million for 2024, as compared to $(17) million in 2023.

GENERAL CORPORATE AND OTHER EXPENSE, NET
General corporate and other expenses primarily comprise corporate overhead unrelated to business activities such as wages and benefits, professional fees, insurance, and other expenses for corporate functions, including certain executive officers, public company activities, tax, internal audits, and other corporate functions. General corporate and other expense, net, was $46 million in 2024, as compared to $42 million in 2023. This increase was driven by an increase in stock compensation expense.
LOSS ON IMPAIRMENTS
During 2024, we recorded $5 million of non-cash, pre-tax impairment charges related to property, plant, and equipment, at our Wawa facility. During 2023, we recorded $30 million of non-cash, pre-tax impairment charges, $24 million of which was related to the shutdown of Entekra, including $13 million of property, plant, and equipment, $9 million of intangible assets, and $3 million related to operating lease assets. See further discussion in “Note 7 - Business Exit Credits and Charges” of the Notes to the Consolidated Financial Statements included in Item 8 of this annual report on Form 10-K. Further, $6 million of non-cash, pre-tax impairment charges were recognized related to the Granite City, Illinois facility closure, including $4 million of property, plant, and equipment and $2 million related to operating lease assets.
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
INCOME TAXES
We recognized a tax provision of $140 million in 2024, as compared to $74 million in 2023. For 2024, the primary differences between the U.S. statutory rate of 21% and the effective rate was related to state and foreign income taxes. For 2023, the primary difference between the U.S. statutory rate of 21% and the effective tax rate was related to a change in management’s intent to indefinitely reinvest undistributed earnings in Chile and Brazil. See “Note 8 – Income Taxes” below for further discussion. We paid $124 million and $65 million of income taxes net of refunds in 2024 and 2023, respectively.
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
Operating Activities
During 2024, we generated $605 million of cash from operations, as compared to $316 million in 2023. The increase in cash provided by operations was primarily related to higher net income and changes in working capital. At December 31, 2024 and 2023, we had working capital of $216 million and $296 million, respectively.
Investing Activities
During 2024, net cash used for investing activities was $183 million, as compared to $376 million in 2023. During 2024, we received $16 million in proceeds from our share of the sale of certain assets from an equity method investment. We also paid $17 million for an equity method investment in South America. During 2023, we paid $80 million to acquire an idle manufacturing facility in Wawa, Ontario, Canada.
Capital expenditures for the year ended December 31, 2024, and 2023, were $183 million and $300 million, respectively, primarily related to siding conversion expenditures and growth and maintenance capital.
Capital expenditures in 2025 are expected to be approximately $410 million. We expect to fund our short-term and long-term capital expenditures in 2025 through cash on hand, cash generated from operations, and available borrowing under our Amended Credit Facility, as necessary.
Financing Activities
During 2024, cash used in financing activities was $292 million. We paid cash dividends of $74 million and $212 million to repurchase shares of LP common stock under the 2022 Share Repurchase Program and 2024 Share Repurchase Program during the year ended December 31, 2024. The remaining financing activities were primarily related to funds used to repurchase stock from employees in connection with income tax withholding requirements associated with our employee stock-based compensation plans.
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

CREDIT FACILITIES
In November 2022, LP entered into a Second Amended and Restated Credit Agreement with American AgCredit, PCA, as administrative agent and sole lead arranger, CoBank, ACB, as letter of credit issuer, and certain other lender parties (the Credit Agreement), relating to its revolving credit facility (as amended, the Amended Credit Facility). The Credit Agreement provides for a revolving credit facility in the principal amount of up to $550 million, with a $60 million sub-limit for letters of credit. The Credit Agreement amended and restated the Amended and Restated Credit Agreement entered into by the Company and certain other parties dated as of June 27, 2019, as amended prior to the effectiveness of the Credit Agreement (as defined above), in its entirety to, among other things, (i) reflect the release of the collateral that secures the indebtedness evidenced by the Credit Agreement as a result of the Company’s obtaining an Investment Grade rating in November 2022 (which collateral may be reinstated from time to time in accordance with the terms of the Credit Agreement), (ii) extend the maturity date to November 29, 2028, (iii) make certain changes to effect a transition from the LIBOR interest rate benchmark to Term SOFR Rate (as defined in the Credit Agreement) and (iv) provide for certain other modifications (including modifications to certain basket and threshold levels in the negative covenants) as set forth in the Credit Agreement. As of December 31, 2024, we had no amounts outstanding under the Amended Credit Facility.
The Credit Agreement contains various restrictive covenants and customary events of default, the occurrence of which could result in the acceleration of our obligation to repay the indebtedness outstanding thereunder. The Credit Agreement also contains certain financial covenants that, among other things, require us and our consolidated subsidiaries to have, as of the end of each fiscal quarter, a capitalization ratio (i.e., funded debt less unrestricted cash to total capitalization) of no more than 57.5%. As of December 31, 2024, we were in compliance with all financial covenants under the Credit Agreement.
In May 2024, LP entered into a new letter of credit facility agreement, replacing the letter of credit facility agreement dated May 2020. This agreement provides for the funding of letters of credit up to an aggregate outstanding amount of $20 million, which may be secured by certain cash collateral of LP (the Letter of Credit Facility). The Letter of Credit Facility provides for a letter of credit fee, due quarterly, ranging from 1.000% to 1.875% of the daily available amount to be drawn on each letter of credit issued under the Letter of Credit Facility. The Letter of Credit Facility is subject to similar affirmative, negative, and financial covenants as those set forth in the Credit Agreement, including the capitalization ratio covenant. All amounts outstanding under the Letter of Credit Facility become due on April 15, 2029. As of December 31, 2024, we were in compliance with all financial covenants under the Letter of Credit Facility.
OTHER LIQUIDITY MATTERS
2029 Senior Notes
In March 2021, we issued the 3.625% Senior notes due in 2029 in the aggregate principal amount of $350 million, which mature on March 15, 2029 (2029 Senior Notes). As of December 31, 2024, future interest payments associated with the 2029 Senior Notes totaled $54 million, with $13 million payable within 12 months of such date. For additional information regarding the 2029 Senior Notes, please see "Note 10 - Long-Term Debt" of the Notes to the Consolidated Financial Statements included in Item 8 of this annual report on Form 10-K.
Contingency Reserves
Contingency reserves, which represent an estimate of future cash needs for various contingencies (principally, environmental reserves), totaled $28 million at December 31, 2024, of which $1 million is estimated to be payable within one year of such date. There is inherent uncertainty concerning the reliability and precision of such estimates, and as such, the amounts ultimately paid in resolving these contingencies could exceed the current reserves by a material amount.
Leases
We have lease arrangements for real estate, mobile equipment at our manufacturing facilities, rail cars to transport our products, and a fleet of vehicles. As of December 31, 2024, we had fixed lease payment obligations of $35 million, with $9 million payable within 12 months of such date.

Other Purchase Obligations
Our other purchase obligations primarily consist of obligations related to information technology infrastructure. As of December 31, 2024, we had other purchase obligations of $47 million, with $25 million payable within 12 months of such date.
Off-Balance Sheet Arrangements
As of December 31, 2024, we had standby letters of credit of $14 million outstanding related to collateral for environmental impact on owned properties, deposit for forestry license, and insurance collateral, including workers' compensation.
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
Interest Rate Risk
We could be exposed to market risk associated with changes in interest rates on our variable rate credit facility. As of December 31, 2024, there were no outstanding borrowings under our Amended Credit Facility. We do not currently have any derivative or hedging arrangements, or other known exposures, to changes in interest rates. Based on our current amounts outstanding, a 100-basis point increase or decrease in market interest rates over a 12-month period would not result in a change to interest expense.

ITEM 8.    Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Louisiana-Pacific Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Louisiana-Pacific Corporation and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
February 19, 2025
We have served as the Company’s auditor since 1997.

Consolidated Statements of Income
Dollar amounts in millions, except per share

	Year Ended December 31,
	2024	2023	2022
Net sales	$2,941	$2,581	$3,854
Cost of sales	(2,110)	(1,988)	(2,355)
Gross profit	832	593	1,498
Selling, general, and administrative expenses	(291)	(257)	(264)
Loss on impairments	(5)	(30)	(1)
Other operating credits and charges, net	(4)	(19)	16
Income from operations	530	287	1,250
Interest expense	(14)	(14)	(11)
Investment income	22	18	14
Other non-operating items (expense)	9	(43)	(97)
Income before income taxes	547	248	1,155
Provision for income taxes	(140)	(74)	(274)
Equity in unconsolidated affiliate	13	3	4
Income from continuing operations	420	178	885
Income from discontinued operations, net of income taxes	—	—	198
Net income	$420	$178	$1,083
Net loss attributed to noncontrolling interest	—	—	3
Net income attributed to LP	$420	$178	$1,086

Net income attributed to LP per share of common stock:
Income per share continuing operations - basic	$5.91	$2.47	$11.40
Income per share discontinued operations - basic	—	—	2.54
Net income per share - basic	$5.91	$2.47	$13.94

Income per share continuing operations - diluted	$5.89	$2.46	$11.34
Income per share discontinued operations - diluted	—	—	2.52
Net income per share - diluted	$5.89	$2.46	$13.87

Average shares of common stock used to compute net income per share:
Basic	71	72	78
Diluted	71	72	78
See Notes to the Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
Amounts in millions

	Year Ended December 31,
	2024	2023	2022
Net income	$420	$178	$1,083
Other comprehensive income, net of tax
Foreign currency translation adjustments	(33)	6	2
Changes in defined benefit pension plans	—	4	71
Other	—	—	1
Other comprehensive income (loss), net of tax	(33)	10	75
Comprehensive income	$388	$187	$1,158
Comprehensive loss associated with noncontrolling interest	—	—	3
Comprehensive income attributed to LP	$388	$187	$1,161

See Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets
Amounts in millions, except per share amounts

	December 31,
	2024	2023
ASSETS
Cash and cash equivalents	$340	$222
Receivables, net of allowance for doubtful accounts of $1 at December 31, 2024, and $2 at December 31, 2023, respectively	131	155
Inventories	357	378
Prepaid expenses and other current assets	27	23
Total current assets	855	778

Timber and timberlands	29	32
Property, plant and equipment, net	1,592	1,540
Operating lease assets, net	25	25
Goodwill and other intangible assets	26	27
Investments in and advances to affiliates	17	5
Other assets	20	20
Deferred tax assets	4	11
Total assets	$2,569	$2,437

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$287	$254
Income taxes payable	11	5
Total current liabilities	299	259

Long-term debt	348	347
Deferred income taxes	145	162
Non-current operating lease liabilities	24	25
Contingency reserves, excluding current portion	27	25
Other long-term liabilities	57	61
Total liabilities	899	880

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $1 par value; 15 shares authorized, no shares issued	—	—
Common stock, $1 par value; 200 shares authorized; 86 shares issued, and 70 shares issued and outstanding, respectively, as of December 31, 2024; 88 shares issued and 72 shares issued and outstanding, respectively, as of December 31, 2023	86	88
Additional paid-in capital	478	465
Retained earnings	1,615	1,479
Treasury stock, 16 shares at cost as of December 31, 2024 and 2023	(386)	(386)
Accumulated comprehensive loss	(122)	(89)
Total stockholders’ equity	1,671	1,557
Total liabilities and stockholders’ equity	$2,569	$2,437
See Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows
Amounts in millions

	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$420	$178	$1,083
Adjustments to net income:
Depreciation and amortization	126	119	132
Impairment of goodwill and long-lived assets	5	30	1
Loss (gain) on sale of assets, net	2	(7)	(157)
Pension loss due to settlement	—	4	82
Deferred taxes	(4)	44	1
Foreign currency remeasurement and transaction (gains) losses	—	50	(2)
Other adjustments, net	6	26	35
Changes in assets and liabilities (net of acquisitions and divestitures):
Receivables	3	(8)	22
Inventories	9	(46)	(66)
Prepaid expenses and other current assets	(5)	(1)	(7)
Accounts payable and accrued liabilities	23	(40)	15
Income taxes payable, net of receivables	19	(33)	6
Net cash provided by operating activities	605	316	1,144
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant, and equipment additions	(183)	(300)	(414)
Acquisition of facility assets	—	(80)	—
Proceeds from business divestiture	—	—	268
Proceeds from sale of assets	1	9	—
Investment in affiliates	(17)	—	—
Other investing activities, net	16	(4)	—
Net cash used in investing activities	(183)	(376)	(146)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	—	(80)	—
Borrowing of long-term debt	—	80	—
Payment of cash dividends	(74)	(69)	(69)
Purchase of stock	(212)	—	(900)
Other financing activities	(7)	(8)	(13)
Net cash used in financing activities	(292)	(77)	(982)
EFFECT OF EXCHANGE RATE ON CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(12)	(24)	(5)
Net increase (decrease) in cash, cash equivalents, and restricted cash	118	(161)	12
Cash, cash equivalents, and restricted cash at beginning of period	222	383	371
Cash, cash equivalents, and restricted cash at end of period	$340	$222	$383

Supplemental cash flow information:
Cash paid for income taxes, net	$(124)	$(65)	$(320)
Cash paid for interest, net	$(14)	$(15)	$(14)
Unpaid capital expenditures	$32	$15	$48
See Notes to the Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity
Amounts in millions, except per share amounts

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Comprehensive Loss (Income)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	102	$102	17	$(390)	$458	$1,239	$(174)	$1,235
Net income attributed to LP	—	—	—	—	—	1,086	—	1,086
Cash dividends on common stock paid ($0.22 per share quarterly)	—	—	—	—	—	(69)	—	(69)
Issuance of shares under stock plans	—	—	(1)	18	(15)	—	—	3
Taxes paid on net settlement	—	—	—	(16)	—	—	—	(16)
Purchase of stock	(14)	(14)	—	—	—	(886)	—	(900)
Compensation expense associated with stock-based compensation	—	—	—	—	19	—	—	19
Other comprehensive loss (income)	—	—	—	—	—	—	75	75
Balance as of December 31, 2022	88	88	16	(388)	462	1,371	(99)	1,433
Net income attributed to LP	—	—	—	—	—	178	—	178
Cash dividends on common stock paid ($0.24 per share quarterly)	—	—	—	—	—	(69)	—	(69)
Issuance of shares under stock plans	—	—	(1)	14	(10)	—	—	4
Taxes paid on net settlement	—	—	—	(12)	—	—	—	(12)
Purchase of stock	—	—	—	—	—	—	—	—
Compensation expense associated with stock-based compensation	—	—	—	—	13	—	—	13
Other comprehensive loss (income)	—	—	—	—	—	—	10	10
Balance as of December 31, 2023	88	88	16	(386)	465	1,479	(89)	1,557
Net income attributed to LP	—	—	—	—	—	420	—	420
Cash dividends on common stock paid ($0.26 per share quarterly)	—	—	—	—	—	(74)	—	(74)
Issuance of shares under stock plans	—	—	—	12	(7)		—	5
Taxes paid on net settlement	—	—	—	(11)	—	—	—	(11)
Purchase of stock	(2)	(2)	—	—	—	(211)	—	(214)
Compensation expense associated with stock-based compensation	—	—	—	—	20	—	—	20
Other comprehensive loss (income)	—	—	—	—	—	—	(33)	(33)
Balance as of December 31, 2024	86	$86	16	$(386)	$478	$1,615	$(122)	$1,670
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
We routinely evaluate project schedules and market demand to determine when to begin related construction work on Siding Solutions capacity expansion projects.
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
Receivables
Receivables consisted of the following (dollars in millions):

	December 31,
	2024	2023
Trade receivables	$100	$104
Income tax receivables	12	27
Other receivables	21	26
Allowance for doubtful accounts	(1)	(2)
Total Receivables	$131	$155
Trade receivables are primarily generated by sales of our products to our wholesale and retail customers. Other receivables at December 31, 2024 and 2023 primarily consisted of sales tax receivables, vendor rebates, and other miscellaneous receivables.

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
Inventories
Inventories are valued at the lower of cost or net realizable value. Inventory costs include materials, labor, and operating overhead. The FIFO (first-in, first-out) or average cost methods are used to value our inventories as of December 31, 2024. Inventories include a lower of cost or market adjustment of $9 million and $7 million as of December 31, 2024, and 2023, respectively. Inventory consisted of the following (dollars in millions):

	December 31,
	2024	2023
Logs	$64	$81
Other raw materials	41	53
Semi-finished inventory	33	27
Finished products	220	217
Total Inventories	$357	$378
Timber and Timberlands
Timber and timberlands are comprised of timber deeds and allocations of the purchase price to Canadian timber harvesting licenses. Timber deeds are transactions in which we purchase timber but not the underlying land. The cost of timber deeds is capitalized in timber and timberlands and charged to the cost of timber harvested as the volume is removed. Timber that has been severed but has not yet been delivered to a facility is included in timber and timberlands. As of December 31, 2024, and 2023, we had timber and timberlands of $6 million and $7 million, respectively.

Timber licenses have a life of 20 to 25 years. These licenses are amortized on a straight-line basis over the life of the facilities. As of December 31, 2024 and 2023, we had timber licenses of $23 million and $25 million, respectively. Certain Canadian timber harvesting licenses also include future requirements for reforestation. The fair value of the future estimated reforestation obligation is accrued and recognized in Cost of sales based on the volume of timber harvested; fair value is determined by discounting the estimated future cash flows using a credit adjusted risk-free rate. Subsequent changes to the fair value resulting from the passage of time and revisions to fair value calculations are recognized in earnings as they occur.
Property, Plant, and Equipment
Property, plant, and equipment, including capitalized interest, are recorded at cost and consisted of the following (dollars in millions):

	December 31,
	2024	2023
Land, land improvements, and logging roads, net of road amortization	$217	$212
Buildings	504	493
Machinery and equipment	2,472	2,352
Construction in progress	248	236
	3,441	3,293
Accumulated depreciation	(1,849)	(1,753)
Property, plant, and equipment, net	$1,592	$1,540
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
Depreciation and amortization expense on property, plant, and equipment was included in our Consolidated Statements of Income as noted below (dollars in millions):

	Year Ended December 31,
	2024	2023	2022
Cost of sales	$120	$111	$121
Selling, general and administrative expenses	3	4	4
Total depreciation and amortization	$123	$115	$124
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
Restricted Cash
Our restricted cash accounts generally secure outstanding letters of credit. There were no restricted cash balances as of December 31, 2024 and 2023, respectively.
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities were as follows (dollars in millions):

	December 31,
	2024	2023
Trade accounts payable	$139	$141
Salaries and wages payable	80	57
Accrued customer incentives	48	37
Taxes other than income taxes	4	3
Current portion of operating lease liabilities	8	6
Other accrued liabilities	9	10
Total Accounts payable and accrued liabilities	$287	$254
Other accrued liabilities at December 31, 2024 and 2023, primarily consisted of accrued interest, worker compensation liabilities, warranty reserves, and other items. Additionally, trade accounts payable included $32 million and $15 million related to capital expenditures that had not yet been paid as of December 31, 2024 and 2023, respectively.

Other Long-Term Liabilities
Other long-term liabilities were as follows (dollars in millions):

	December 31,
	2024	2023
Post-retirement obligations	$7	$7
Asset retirement obligations	9	8
Uncertain tax positions	13	15
Warranty reserves	5	6
Pension benefit obligation	2	2
Other	21	23
Total Other long-term liabilities	$57	$61
Other long-term liabilities at December 31, 2024 and 2023, consisted primarily of workers' compensation liabilities and investment tax incentives associated with property, plant, and equipment.
Asset Retirement Obligations
We record the fair value of the legal and conditional obligations to retire and remove long-lived assets in the periods in which the obligations are incurred. These obligations primarily consist of monitoring costs on closed landfills, timber reforestation obligations associated with our timber licenses in Canada, and site restoration costs. When the related liability is initially recorded, we capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its settlement value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, we recognize a gain or loss for any difference between the settlement amount and the liability recorded. The activity in our asset retirement obligation liability for 2024 and 2023 is summarized in the following table (dollars in millions).

	Year Ended December 31,
	2024	2023
Beginning balance	$8	$8
Accretion expense	1	—
Adjusted to expense (cost of sales and other operating credits and charges, net)	1	—
Ending balance	$9	$8
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
The functional currencies of our Chilean, Brazilian, Colombian, Peruvian, Paraguayan, and Mexican subsidiaries are their respective local currencies. Our Argentine subsidiary operates under a highly inflationary economy and uses the Chilean Peso as the functional currency. Assets and liabilities are translated into U.S. dollars using rates of exchange at the balance sheet date. Translation adjustments, which are based upon the exchange rate at the balance sheet date for assets and liabilities and the weighted average rate for the income statement, are recorded in Accumulated comprehensive loss in stockholders’ equity on the Consolidated Balance Sheets. Transaction gains and losses are recorded in Other non-operating items on the Consolidated Statements of Income.
Advertising costs
Advertising costs of $37 million, $25 million, and $28 million in 2024, 2023, and 2022, respectively, are principally expensed as incurred and included as part of selling, general, and administrative expenses within our Consolidated Statements of Income. Advertising costs include product displays, media production costs, agency fees, sponsorships, and cooperating advertising.
Other Operating Credits and Charges, Net
We classify amounts unrelated to ongoing core operating activities as other operating credits and charges, net in the Consolidated Statements of Income. Such items include, but are not limited to, restructuring charges (including severance charges), business exit credits and charges, charges to establish and maintain litigation or environmental reserves, product reserves, gains or losses from settlements with governmental or other organizations, and gains or losses on the sale or disposal of long-lived assets. Due to the nature of these items, amounts in the income statement can fluctuate from year to year. The determination of which items are considered significant and unrelated to core operations is based upon management’s judgment.
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
Recently Adopted Accounting Pronouncements
Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
In November 2023, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, and an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. This pronouncement is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We adopted this ASU for the fiscal year ended December 31, 2024, and the enhanced disclosures are reflected in the segment reporting information in "Note 18 - Segment Information" below. The adoption did not have a material impact on our consolidated financial statements and disclosures.
Recent Pronouncements Not Yet Adopted
Income Taxes (Topic 740): Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public business entity (PBE) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. This pronouncement is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company does not expect the adoption of this new guidance to have a material impact on the consolidated financial statements.
Income Statement (Subtopic 220-40): Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires entities to provide more detailed disaggregation of expenses in the income statement, focusing on the nature of the expenses rather than their function. The new disclosures will require entities to separately present expenses for significant line items, including but not limited to, depreciation, amortization, and employee compensation. Entities will also be required to provide a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, disclose the total amount of selling expenses and, in annual reporting periods, provide a definition of what constitutes selling expenses. This pronouncement is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and disclosures.
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

As noted in the segment reporting information in "Note 18 - Segment Information" below, our reportable segments are: Siding, OSB, and LPSA. The following table presents our reportable segment revenues, disaggregated by revenue source (dollars in millions):

	Year Ended December 31, 2024
By Product type and family:	Siding	OSB	LPSA	Other	Inter-segment	Total
Value-add
Siding Solutions	$1,549	$—	$21	$—	—	$1,570
OSB - Structural Solutions	—	650	163	—	—	813
	1,549	650	184	—	—	2,383
Commodity
OSB - Commodity	—	514	—	—	—	514

Other
Other products	9	20	6	9	—	44
	$1,558	$1,184	$190	$9	$—	$2,941

	Year Ended December 31, 2023
By Product type and family:	Siding	OSB	LPSA	Other	Inter-segment	Total
Value-add
Siding Solutions	$1,319	$—	$24	$—	$—	$1,343
OSB - Structural Solutions	—	565	177	—	—	742
	1,319	565	201	—	—	2,086
Commodity
OSB - Commodity	—	446	—	—	—	446

Other
Other products	9	15	4	22	—	49
	$1,328	$1,026	$205	$22	$—	$2,581

	Year Ended December 31, 2022
By Product type and family:	Siding	OSB	LPSA	Other	Inter-segment	Total
Value-add
Siding Solutions	$1,463	$—	$23	$—	$—	$1,486
OSB - Structural Solutions	—	1,110	215	—	(2)	1,323
	1,463	1,110	238	—	(2)	2,809
Commodity
OSB - Commodity	—	938	—	—	(1)	937

Other
Other products	6	14	3	84	—	107
	$1,469	$2,062	$241	$84	$(2)	$3,854

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
During 2024, 2023, and 2022, our top ten customers accounted for approximately 49%, 50%, and 48% of our sales, respectively, in the aggregate. No individual customer exceeded 10% of our sales in 2024, 2023, or 2022.
Our businesses routinely incur customer program costs to obtain favorable product placement, promote sales of products, and maintain competitive pricing. Customer program costs and incentives, including rebates and promotion and volume allowances, are accounted for as a reduction in net sales at the time the program is initiated and/or the revenue is recognized. The costs include, but are not limited to, volume allowances and rebates, promotional allowances, and cooperative advertising programs. These costs are recorded at the later of the time of sale or the implementation of the program based on management’s best estimates. Estimates are based on historical and projected experience for each type of program or customer. Volume allowances are accrued based on our estimates of customer volume achievement and other factors incorporated into customer agreements, such as new product purchases, store sell-through, merchandising support, and customer training. Management adjusts accruals when circumstances indicate (typically as a result of a change in volume expectations). As of December 31, 2024 and 2023, we accrued $48 million and $37 million, respectively, for customer rebates recorded in accounts payable and accrued liabilities on our Consolidated Balance Sheets.
We ship some of our products to customers' distribution centers on a consignment basis. We retain title to our products stored at the distribution centers. As our products are removed from the distribution centers by retailers and shipped to retailers’ stores, title passes from us to the retailers. At that time, we invoice the retailers and recognize revenue for these consignment transactions. We do not offer a right of return for products shipped to the retailers’ stores from the distribution centers. The amount of consignment inventory as of December 31, 2024 and 2023, was $23 million and $28 million, respectively.
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

The following table sets forth the computation of basic and diluted earnings per share (dollars and shares in millions):

	Year Ended December 31,
	2024	2023	2022
Income from continuing operations	$420	$178	$885
Net loss attributed to non-controlling interest	—	—	3
Income attributed to LP from continuing operations	420	178	888
Income from discontinued operations, net of income taxes	—	—	198
Net income attributed to LP	$420	$178	$1,086

Weighted average common shares outstanding - basic	71	72	78
Dilutive effect of employee stock plans	—	—	—
Shares used for diluted earnings per share	71	72	78

Net income attributed to LP per share - basic:
Continuing operations	$5.91	$2.47	$11.40
Discontinued operations	—	—	2.54
Net income attributed to LP per share - basic	$5.91	$2.47	$13.94

Net income attributed to LP per share – diluted:
Continuing operations	$5.89	$2.46	$11.34
Discontinued operations	—	—	2.52
Net income attributed to LP per share - diluted	$5.89	$2.46	$13.87
5.    GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in goodwill by segment for the years ended December 31, 2024 and 2023, are provided in the following table (dollars in millions):

	Siding	OSB	Total
Balance at December 31, 2022	$4	$16	$19
Impairment charges	—	—	—
Balance at December 31, 2023	4	16	19
Impairment charges	—	—	—
Balance at December 31, 2024	$4	$16	$19

Changes in other intangible assets for the years ended December 31, 2024 and 2023, are provided in the following table (dollars in millions):

	Timber Licenses[1]	Developed Technology	Trademarks	Total Other Intangibles
Balance at December 31, 2022	$28	$15	$2	$45
Impairment	—	(7)	(2)	(9)
Amortization	(3)	(1)	—	(4)
Balance at December 31, 2023	25	7	—	32
Additions	1	—	—	1
Amortization	(3)	(1)	—	(3)
Balance at December 31, 2024	$23	$7	$—	$30
1Timber licenses are included in timber and timberlands on the Consolidated Balance Sheets.
The Company’s goodwill and other intangible assets are evaluated for impairment annually during the fourth quarter or more frequently if events indicate the carrying value of a reporting unit may not be recoverable. For the year ended December 31, 2024, we did not recognize impairment for goodwill or other intangible assets. During the year ended December 31, 2023, we recorded impairment charges of $9 million related to developed technology and trademarks related to Entekra, which is discussed further in “Note 7 - Business Exit Credits and Charges.”
Included in the balance of timber licenses are values allocated to Canadian forest licenses whose initial value of $69 million is amortized over the estimated useful life of 20 to 25 years. Amortization expense related to definite-lived intangible assets was $3 million for the year ended December 31, 2024 and $4 million and $5 million for the years ended December 31, 2023 and 2022, respectively.
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

The following table presents the financial results of the EWP segment (dollars in millions):

December 31, 2022[1]
Net sales	$455
Cost of sales	(355)
Gross profit	101
Selling, general, and administrative expenses	(10)
Other operating credits and charges, net	—
Income from operations of discontinued operations	91
Other non-operating items	—
Gain on disposal before income taxes	158
Income from discontinued operations before income taxes	249
Provision for income taxes	(51)
Income from discontinued operations, net of income taxes	$198
1 Reflects operating results through August 1, 2022, when the assets related to the EWP segment were sold.
The following summarizes the total cash provided by operations and total cash used for investing activities related to the EWP segment and included in the Consolidated Statements of Cash Flows (dollars in millions):

2022
Net cash provided by discontinued operating activities	$16
Net cash provided by (used in) discontinued investing activities	$261
Net cash provided by discontinued investing activities for the year ended December 31, 2022, included $59 million of proceeds from the sale of our 50% equity interest in two joint ventures that produced I-joists and $205 million of net proceeds from the sale of the EWP segment assets. Capital expenditures for discontinued operations totaled $3 million for the year ended December 31, 2022. Included in net cash provided by discontinued operating activities is depreciation and amortization of $3 million for the year ended December 31, 2022.
7.     BUSINESS EXIT CREDITS AND CHARGES
During the second quarter of 2023, we ceased the manufacturing operations of Entekra, an off-site framing operation previously reported within our “Other” category, which comprises other products that are not individually significant. During 2024, the equity method investment held by Entekra sold substantially all of its net assets resulting in a $16 million distribution to LP and a gain of $11 million, which was recorded within equity in unconsolidated affiliate on the Consolidated Statements of Income. Business exit credits and charges, net consisted of the following (dollar amounts in millions):

	Year Ended December 31,
	2024	2023
Impairment of property, plant and equipment, operating lease assets, and other intangible assets[1]	$—	$(24)
Gain on sale of assets from an equity method investment[2]	$11	$—
Restructuring and other related charges:
Inventory write-down[3]	—	(7)
Other expenses including personnel-related costs such as severance[4]	3	(1)
Total Business exit credits and charges	$14	$(32)
1Included within impairment of long-lived assets on the Consolidated Statements of Income.
2Included within equity in unconsolidated affiliate on the Consolidated Statements of Income.
3Included within cost of sales on the Consolidated Statements of Income.

4Included within other operating credits and charges, net on the Consolidated Statements of Income.
8.    INCOME TAXES
Income Tax Provision
The components of income from continuing operations before income taxes, including equity in unconsolidated affiliates, were (dollars in millions):

	Years Ended December 31,
	2024	2023	2022
Domestic	$469	$207	$961
Foreign	91	45	198
Total	$560	$252	$1,159
The components of our income tax provision (benefit) from continuing operations were (dollars in millions):

	Years Ended December 31,
	2024	2023	2022
Current tax provision (benefit):
U.S. federal	$97	$17	$180
State and local	18	(1)	51
Foreign	29	14	42
Net current tax provision	144	30	273
Deferred tax provision (benefit):
U.S. federal	(8)	22	(1)
State and local	(3)	1	(4)
Foreign	2	21	12
Net valuation allowance increase (decrease)	5	—	(6)
Net deferred tax provision (benefit)	(4)	44	1
Total income tax provision	$140	$74	$274
We paid income taxes, net of refunds, of $124 million, $65 million, and $320 million during 2024, 2023, and 2022, respectively. Included in our Consolidated Balance Sheet at December 31, 2024 is a net income tax receivable of $1 million, compared to a net income tax receivable of $22 million at December 31, 2023.

Deferred Taxes
The tax effects of significant temporary differences creating deferred tax assets and liabilities were (dollars in millions):

	December 31,
	2024	2023
Deferred tax assets:
Accrued liabilities	$22	$21
Research expenditures	26	19
Inventories	11	14
Benefit relating to capital loss, operating loss, and credit carryforwards	9	10
Operating lease liabilities	7	8
Deferred revenue	3	3
Other deferred tax assets	13	11
Total deferred tax assets	91	86
Valuation allowance	(10)	(4)
Total deferred tax asset after valuation allowance	81	82
Deferred tax liabilities:
Property, plant and equipment	(192)	(194)
Unremitted foreign earnings	(19)	(21)
Operating lease assets	(7)	(8)
Investment in Entekra	—	(7)
Other deferred tax liabilities	(4)	(4)
Total deferred tax liabilities	(222)	(234)
Net deferred tax liabilities	$(141)	$(152)

Balance sheet classification:
Long-term deferred tax asset	$4	$11
Long-term deferred tax liability	(145)	(162)
Net deferred tax liabilities	$(141)	$(152)
The benefit relating to capital loss, operating loss, and credit carryforwards included in the above table at December 31, 2024, consisted of (dollars in millions):

	Operating Loss	Benefit Amount	Valuation Allowance	Expiration Beginning in
Canadian capital loss carryforwards	—	4	(4)	No expiration
Mexico operating loss carryforwards	2	1	(1)	2033
State credit carryforwards	—	4	(2)	2034
Total		$9	$(7)

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
In 2023 we made the determination that a substantial portion of unremitted foreign earnings was no longer indefinitely reinvested and as of December 31, 2023, we recorded a deferred tax liability of $21 million related to the taxes expected to be imposed upon the repatriation of such foreign earnings to the United States. As of December 31, 2024, the deferred tax liability related to unremitted foreign earnings was $19 million.
Over the last several years, the Organization for Economic Cooperation and Development (OECD) has developed an Inclusive Framework on Base Erosion and Profit Shifting including Pillar Two model rules applicable to large multinational corporations which would establish a global per-country minimum tax of 15%. While the United States has not enacted legislation to adopt Pillar Two and it is uncertain if it will do so in the future, certain countries in which we operate have enacted such legislation. Specifically, the Canadian government enacted legislation in 2024 implementing aspects of the OECD’s minimum tax rules effective in the 2024 fiscal year and released draft legislation proposed to implement further aspects effective for the 2025 fiscal year. In addition, in 2024, the Brazilian National Congress approved legislation implementing a tax measure to take effect in the 2025 fiscal year that is largely aligned with certain aspects of the OECD’s minimum tax rules under the Pillar Two framework. No other jurisdictions in which LP operates have enacted Pillar Two legislation at this time. At this time, we do not expect Pillar Two legislation to have a material impact on our effective tax rate or our consolidated results of operations, financial position or cash flows. The Company will continue to monitor future developments to determine any potential impact in the countries in which we operate.
Reconciliation of the U.S. Federal Statutory Rate to the Effective Rate
Reconciliation of the U.S. federal statutory tax rate to the total effective tax rates from continuing operations (dollars in millions):

	Years Ended December 31,
	2024		2023		2022
	Amount ($)	Percent (%)	Amount ($)	Percent (%)	Amount ($)	Percent (%)
U.S. Federal tax rate	$118	21%	$53	21%	$243	21%
State and local income taxes	13	2	8	3	34	3
Effect of foreign tax rates	9	2	3	1	9	1
Uncertain tax positions	(2)	—	7	3	(2)	—
Unremitted foreign earnings	1	—	25	10	—	—
Non deductible compensation	3	1	6	2	6	—
Tax credits	(5)	(1)	(5)	(2)	(4)	—
Prior year changes in tax laws and positions	3	—	(9)	(3)	—	—
Revisions to prior year estimates	—	—	(7)	(3)	2	—
Other items, net	—	—	(7)	(3)	(14)	(1)
Provision for income taxes	$140	25%	$74	29%	$274	24%
We are subject to U.S. federal income tax as well as income taxes of multiple state jurisdictions. Our foreign subsidiaries are subject to income tax in Canada, Chile, Brazil, Peru, Colombia, Argentina, Paraguay, and Mexico.

We generally remain subject to U.S. federal and state examinations for tax years 2018 and subsequent. In addition to the U.S., we have tax years that remain open and subject to examination by tax authorities in the following major tax jurisdictions: Brazil and Chile for tax years 2017 and subsequent; and Canada for tax years 2019 and subsequent. Our tax returns are currently under examination by tax authorities in the U.S. for years 2018, 2019, and 2020, and in Chile for years 2016 and 2020.
Uncertain Tax Positions
Tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of the years (dollars in millions):

	December 31,
	2024	2023	2022
Beginning balance	$13	$6	$9
Increases:
Tax positions taken in current year	1	1	1
Tax positions taken in prior years	—	6	—
Decreases:
Settlements with taxing authorities in current year	(3)	—	—
Lapse of statute in current year	—	—	(4)
Ending balance	$11	$13	$6
Included within other long-term liabilities on our Consolidated Balance Sheets at December 31, 2024, are $11 million of tax benefits that, if recognized, would affect our effective tax rate. We accrued and paid no interest during 2024. We accrued interest of $2 million and paid no interest during 2023.
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
As of December 31, 2024, our weighted average discount rate was 3%, and our weighted average remaining lease term was five years for operating leases.

Our operating leases are included in our Consolidated Balance Sheets and Consolidated Statements of Income as follows (dollars in millions):

	Classification	December 31,
Consolidated Balance Sheet		2024	2023
Assets:
Operating lease assets	Operating lease assets, net	$25	$25
Total lease assets		$25	$25
Liabilities:
Current
Operating	Accounts payable and accrued liabilities	$8	$6
Non-current
Operating	Non-current operating lease liabilities	24	25
Total lease liabilities		$32	$32

For the years ended December 31, 2024 and 2023, we incurred operating lease expenses of $8 million and $10 million, respectively, included within costs of sales and selling, general and administrative expenses. We made cash payments of $7 million and $10 million during the years ended December 31, 2024 and 2023, respectively, related to our operating leases. We further incurred operating lease expense of $5 million and $4 million related to short-term rent expense for the years ended December 31, 2024 and 2023, respectively.
We obtained right of use (ROU) assets in exchange for new operating lease liabilities of $7 million and $4 million for the years ended December 31, 2024 and 2023, respectively. We did not enter into any financing leases during 2024 or 2023.
In connection with the Entekra shutdown described in "Note 7 - Business Exit Credits and Charges,” we terminated the related lease arrangements and derecognized the associated operating lease assets and liabilities, resulting in a non-cash pre-tax impairment charge of $3 million for the year ended December 31, 2023.
The following table sets forth the minimum lease payments that are expected to be made in each of the years indicated (dollars in millions):

Operating Leases
2025	$9
2026	8
2027	5
2028	4
2029	3
2030 and thereafter	7
Total lease payments	35
Less: Interest	(3)
Present value of lease liabilities	$32

10.    LONG-TERM DEBT

		December 31, 2024			December 31, 2023
(Dollars in millions)	Interest Rate	Principal	Unamortized Debt Costs	Total	Principal	Unamortized Debt Costs	Total
Debentures:
Senior unsecured notes, maturing 2029, interest rates fixed	3.625%	$350	$(2)	$348	$350	$(3)	$347
Amended Credit Facility, maturing 2028, interest rates variable	varies	—	—	—	—	—	—
Total		350	(2)	348	350	(3)	347
Less: current portion		—		—	—		—
Long-term portion		$350	$(2)	$348	$350	$(3)	$347
Senior Notes
In March 2021, we issued $350 million of 3.625% Senior Notes due in 2029 (2029 Senior Notes). We may redeem the 2029 Senior Notes, in whole or in part, prior to March 15, 2024, at a redemption price equal to 100% of the principal amount thereof plus a “make-whole” premium set forth in the indenture governing our 2029 Senior Notes, plus accrued and unpaid interest, if any, to, but not including, the date of redemption. Since March 15, 2024, we have had the option, on one or more occasions, to redeem all or any portion of these notes at the redemption prices set forth in the indenture governing the 2029 Senior Notes, plus accrued and unpaid interest, if any, to, but not including, the date of redemption. The indenture governing the 2029 Senior Notes contains certain covenants that, among other things, limit our ability to grant liens to secure indebtedness, engage in sale and leaseback transactions, merge or consolidate or sell all or substantially all of our assets. If we are subject to a "change of control," as defined in the indenture governing our 2029 Senior Notes, we are required to offer to repurchase the 2029 Senior Notes at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, thereon to, but not including, the date of purchase. The indenture governing the 2029 Senior Notes contains customary events of default, including failure to make required payments on the 2029 Senior Notes, failure to comply with certain agreements or covenants contained in the indenture governing our 2029 Senior Notes, failure to pay or acceleration of certain other indebtedness and certain events of bankruptcy and insolvency. An event of default in the indenture allows either the indenture trustee or the holders of at least 25% in aggregate principal amount of the then-outstanding 2029 Senior Notes to accelerate, or in certain cases, automatically causes the acceleration of, the amounts due under the 2029 Senior Notes.
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

There were no outstanding amounts borrowed under the Amended Credit Facility as of December 31, 2024. Revolving borrowings under the Amended Credit Facility accrue interest, at our option, at either (a) a “base rate” plus a margin of 0.500% to 1.500% or (b) Adjusted Term SOFR (i.e., Term SOFR Rate plus an adjustment of 0.10%) plus a margin of 1.500% to 2.500%. The Amended Credit Facility also includes an unused commitment fee, due quarterly, ranging from 0.200% to 0.425%. The applicable margins and fees within these ranges are based on our ratio of consolidated Earnings before interest, taxes, depreciation and amortization (EBITDA) to cash interest charges. The “base rate” is the highest of (i) the Federal funds rate plus 0.5%, (ii) the U.S. prime rate, and (iii) one-month Adjusted Term SOFR plus 1.0%.
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
As of December 31, 2024, we were in compliance with all financial covenants under the 2029 Senior Notes, the Credit Agreement and the Letter of Credit Facility.
Deferred debt costs are amortized over the life of the related debt using a straight-line basis, which approximates the effective interest method. Included in such amortized amounts are deferred debt costs associated with our Amended Credit Facility of $3 million, which are recorded within other assets on our Consolidated Balance Sheets. We amortized deferred debt costs of $1 million for each of the years ended December 31, 2024, 2023, and 2022.
The weighted average interest rate for all long-term debt at both December 31, 2024 and 2023 was approximately 3.6%. Required repayment of principal for long-term debt is as follows (dollars in millions):

Years ending December 31,
2025	$—
2026	—
2027	—
2028	—
2029	350
Total	$350
We estimated the 2029 Senior Notes to have a fair value of $323 million and $314 million at December 31, 2024 and 2023, respectively, based upon market quotations. Fair values were based on trading activity among the Company’s lenders and the average bid and ask price as determined using published rates (Level 1 in the U.S. GAAP fair value hierarchy).
11.    STOCKHOLDERS' EQUITY
Preferred Stock
We are authorized to issue up to 15,000,000 shares of preferred stock at $1.00 par value. At December 31, 2024, no shares of preferred stock have been issued.

Stock Award Plan
We have a stock-based compensation plan under which stock options, SSARs, restricted stock, restricted stock units, and performance stock units may be granted. At December 31, 2024, approximately four million shares were available under the current plan for these awards.

	Year ended December 31,
(Dollars in millions)	2024	2023	2022
Total stock-based compensation expense (cost of sales and selling, general and administrative)	$20	$13	$19
Income tax benefit related to stock-based compensation	$3	$2	$8
Impact on cash flow due to taxes paid related to net share settlement of equity awards	$(11)	$(12)	$(16)
We recognize the compensation costs on a straight-line basis over the requisite service period of the award, which is generally the vesting term of three years.
SSARs
Prior to January 1, 2018, we granted SSARs to key employees under the Company's then-current stock award plan. On exercise, we generally issue these shares from treasury. The SSARs were granted at market price at the date of grant. The SSARs became exercisable over three years and expire ten years after the date of grant. All outstanding SSARs were vested as of December 31, 2024.
Restricted Stock Units and Performance Stock Units
We grant time-vested restricted stock units (RSUs) and performance stock units (PSUs) to certain key employees and time-vested restricted stock units to non-employee directors under our stock award plan. RSUs generally vest (i) ratably over a three-year vesting period for employees and (ii) in full on the first anniversary of the grant date for non-employee directors. Certain of these awards are eligible to receive dividend equivalent shares. The grant date fair value of these awards approximates market value of the shares. PSUs generally vest based upon the attainment of certain performance and market metrics over a three-year cumulative performance period. Awards based upon the achievement of the performance goals are earned ratably from 0% to 200%. If the threshold performance level for the relevant performance goal is met at the end of the performance period, the award may be adjusted based on LP's three-year total shareholder return (TSR) performance relative to a capital market peer group. This TSR modifier can increase or decrease the award by 20%, although the TSR modifier cannot cause the award to exceed the maximum of 200%.

Summary of Stock Awards Outstanding
The following table summarizes stock awards as of December 31, 2024, as well as activity during the last year.

	Stock Options / SSARS		Restricted Stock Units and Performance Stock Units
	Number of Awards	Weighted Average Exercise Price	Number of Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	140,711	$17.50	567,991	$62.59
Granted	—	—	286,006	72.29
Exercised	(137,561)	17.54	(259,964)	57.12
Vested	—	—	—	—
Forfeited/cancelled	—	—	(18,511)	69.31
Outstanding at December 31, 2024	3,150	$15.90	575,522	$68.87
Vested and expected to vest at December 31, 2024[1]	3,150	$15.90
Exercisable at December 31, 2024	3,150	$15.90
Unrecognized compensation costs (in millions)		$—		$10
To be recognized over weighted-average period of years		0		1

1Expected to vest based upon historical forfeiture rate.
The aggregate intrinsic value of the stock options and SSARs is the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of a fiscal year and the exercise price, multiplied by the number of in-the-money options and SSARs) that would have been received by the holders had all holders exercised their awards on the last day of such fiscal year. This amount changes based on the market value of our stock, as reported by the New York Stock Exchange. The intrinsic value of SSARs and stock options exercised in the years ended December 31, 2024, 2023, and 2022 was $13 million, $3 million, and $4 million, respectively.
The total fair value of awards vested during the years ended December 31, 2024, 2023, and 2022, was $19 million, $31 million, and $42 million, respectively.
Share Repurchases
On May 3, 2022, our Board of Directors authorized a share repurchase program (2022 Share Repurchase Program) under which we may repurchase shares of our common stock totaling up to $600 million.
On May 7, 2024, LP’s Board of Directors authorized the 2024 Share Repurchase Program under which we may repurchase shares of its common stock totaling up to $250 million.
During 2024, we paid $212 million to repurchase approximately 2 million shares of our common stock through market purchases at an average price of $87.98 per share. No purchases were made under the 2022 Share Repurchase Program during 2023. During 2022, we paid $900 million to repurchase approximately 14 million shares of our common stock through market purchases at an average price of $62.37 per share.
We had an aggregate of $238 million of repurchase authorization remaining under the 2024 Share Repurchase Program as of December 31, 2024.
Employee Stock Purchase Plan
Our employee stock purchase plan (ESPP) provides our participating employees an opportunity to obtain shares of our common stock at a discount (through payroll deductions over six-month periods). At December 31, 2024, 2 million shares of common stock were reserved for issuance under the ESPP.

12.    OTHER OPERATING AND NON-OPERATING INCOME (EXPENSE)
Other operating credits and charges, net
The major components of Other operating credits and charges, net in the Consolidated Statements of Income for the years ended December 31, 2024, 2023, and 2022 are reflected in the table below and described in the paragraphs following the table (dollars in millions):

	Year Ended December 31,
	2024	2023	2022
Insurance recoveries	$—	$—	$15
Legal settlement	3	(16)	—
Reorganization charges	(2)	(8)	(7)
Product liability settlement	—	—	8
Gain (loss) on asset sales	(2)	6	(1)
Other	(3)	(1)	—
	$(4)	$(19)	$16
During 2024, we received $3 million related to legal settlements, incurred severance and other charges of $2 million related to certain reorganizations, and recognized a $2 million loss on the sale of assets.
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
Non-operating income (expense)
Non-operating income (expense) is comprised of the following components (dollars in millions):

	Year Ended December 31,
	2024	2023	2022
Interest expense	$(14)	$(17)	$(14)
Amortization of debt charges	(1)	(1)	(1)
Capitalized interest	1	4	5
Interest expense, net of capitalized interest	$(14)	$(14)	$(11)

Interest income	$22	$18	$14
Investment income	$22	$18	$14

Net periodic pension cost, excluding service cost	$—	$—	$(6)
Foreign currency gain (loss), net	9	(40)	(11)
Pension settlement charges	—	(4)	(82)
Other	—	1	2
Other non-operating items	$9	$(43)	$(97)
During 2024, we recognized $9 million of foreign currency gains primarily driven by $4 million and $5 million of transactional gains on Canadian and South American exchange rates, respectively.

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
During 2024, we recorded $5 million of pre-tax impairment charges, related to property, plant, and equipment at our Wawa facility. The impairment charge recognized during the period pertains to equipment acquired that will not be utilized in future operations. During 2023, we recorded $30 million of non-cash, pre-tax impairment charges, $24 million of which was related to the shutdown of Entekra, including $13 million of property, plant, and equipment, $9 million of intangible assets, and $3 million related to operating lease assets. See further discussion in “Note 7 - Business Exit Credit and Charges”. Further, $6 million of non-cash, pre-tax impairment charges were recognized related to the Granite City, Illinois facility which subsequently closed in 2024, including $4 million of property, plant, and equipment and $2 million related to operating lease assets. During 2022, we recognized $1 million of pre-tax impairment charges. These assets were written down to fair value based on Level 2 inputs under ASC 820, Fair Value Measurement, using quoted market prices.

14.    COMMITMENTS AND CONTINGENCIES
We maintain reserves for various contingent liabilities as follows (dollars in millions):

	December 31,
	2024	2023
Environmental reserves	$28	$26
Other reserves	—	—
Total contingencies	28	26
Current portion[1]	(1)	(1)
Long-term portion	$27	$25
1The current portion of the contingency reserve is included in accounts payable and accrued liabilities on our Consolidated Balance Sheets.
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
The activity in our reserve for estimated environmental loss contingency reserves is summarized in the following table (dollars in millions):

	Year Ended December 31,
	2024	2023
Beginning balance	$26	$27
Adjustments to expense during the year (other operating credits charges, net and cost of sales)	2	—
Payments made	(1)	(1)
Ending balance	$28	$26
During 2024 and 2023, we adjusted our reserves at several sites to reflect current estimates of remediation costs and environmental settlements.

Other Proceedings
We are party to other legal proceedings in the ordinary course of business. Based on the information currently available, we do not believe that the resolution of such proceedings could reasonably be expected to have a material adverse effect on our financial position, results of operations, cash flows, or liquidity.
Self-Insurance
We are primarily self-insured for workers’ compensation and employee health care liability costs. Self-insurance liabilities for workers’ compensation are determined based upon a valuation performed by an actuarial firm. The estimate of future workers’ compensation liabilities incorporates loss development and an estimate associated with incurred but not yet reported claims. These claims are discounted. Self-insurance liabilities for employee health costs are determined actuarially based upon claims filed and estimated claims incurred but not yet reported. These claims are discounted.
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

15.    PRODUCT WARRANTIES
We offer warranties on the sale of most of our products and record an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The activity in warranty reserves is summarized in the following table (dollars in millions):

	Year Ended December 31,
	2024	2023
Beginning balance	$8	$8
Changes in warranty provision	—	1
Payments made	(1)	(2)
Total warranty reserves	6	8
Current portion of warranty reserves	(2)	(2)
Long-term portion of warranty reserves	$5	$6
The current portion of the warranty reserve is included in accounts payable and accrued liabilities, and the long-term portion is included in other long-term liabilities on our Consolidated Balance Sheets.
We believe that the warranty reserve balances at December 31, 2024 are adequate to cover future warranty payments. However, it is possible that additional charges may be required.
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
We incurred actuarial gains of $47 million in 2022 primarily related to a change in interest rates from prior year-end to those effective for settling the benefit plan obligations and actual return on Plan assets of $33 million primarily related to market returns realized prior to the pension settlement dates.
The changes recognized in other comprehensive loss were as follows (dollars in millions):

	Year Ended December 31,
	2024	2023	2022
Pension settlements, net of tax	$—	$4	$62
Net actuarial gain (loss) and prior service (cost) arising during the period, net of tax	—	—	5
Amortization of actuarial loss, prior service cost, net of tax	—	—	4
Total amounts recognized in other comprehensive income	$—	$4	$71
The following table sets forth the net periodic pension cost for our defined benefit pension plans. The components of our net periodic pension costs consisted of the following (dollars in millions):

	Year Ended December 31,
	2024	2023	2022
Service cost	$—	$1	$3
Other components of net periodic pension cost:
Interest cost	—	—	7
Expected return on plan assets	—	—	(7)
Amortization of prior service cost and net transition asset	—	—	1
Amortization of net actuarial loss	—	—	5
Net periodic pension cost before loss due to settlement	—	1	8
Loss due to pension settlement	—	4	82
Total net periodic pension cost	$—	$4	$91

Net periodic pension cost included in cost of sales	$—	$—	$—
Net periodic pension cost included in selling, general, and administrative expenses	—	1	3
Net periodic pension cost included in other non-operating items	—	4	88
	$—	$4	$91
The weighted average assumptions used to calculate our net periodic pension costs for the year ended December 31, 2022, included a discount rate of 2.6% for both Canada and the U.S. Additionally, the expected return on plan assets was 3.0% for the U.S. and 2.0% for Canada.
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
Defined Contribution Plans
We also sponsor defined contribution plans in the U.S. and Canada. In the U.S., these plans are primarily 401(k) plans for hourly and salaried employees that allow for pre-tax employee deferrals and a Company match of up to 5% of an employee’s eligible wages (subject to certain limits). Under the profit-sharing feature of these plans, we may elect to contribute a discretionary amount as a percentage of eligible wages. Included in the assets of the 401(k) and profit-sharing plans are 0.4 million shares of LP common stock that represented approximately 8% of the total market value of plan assets at December 31, 2024.
In Canada, we sponsor both defined contribution plans and Registered Retirement Savings Plans for hourly and salaried employees that allow for employee tax deferrals. We provide a 100% match for employee contributions up to 4% and provide a 50% match of employee's contributions from 4% to 6% (subject to certain limits).

Expenses related to the U.S. and Canadian defined contribution plans and the Registered Retirement Savings Plans, including the profit-sharing feature, were $20 million, $15 million, and $23 million in 2024, 2023, and 2022, respectively.
Other Benefit Plans
We have several plans that provide post-retirement benefits other than pensions, primarily for salaried employees in the U.S. and certain groups of Canadian employees. The obligation at December 31, 2024 and 2023 for these post-retirement benefits was $8 million and $8 million, respectively. The net expense related to these plans was not significant in 2024, 2023, or 2022.
In 2004, we adopted the Louisiana-Pacific Corporation 2004 Executive Deferred Compensation Plan (the Deferred Compensation Plan). Pursuant to the Deferred Compensation Plan, participants are eligible to defer up to 90% of their base salary and annual cash incentives that exceed the limitation as set forth by the Internal Revenue Service and receive a 5% match on their contributions. Each Deferred Compensation Plan participant is fully vested in all employee deferred compensation and earnings credited associated with employee contributions. Employer contributions and associated earnings vest over periods not exceeding five years. The liability under the Deferred Compensation Plan amounted to $3 million as of December 31, 2024, and 2023, and is included in other long-term liabilities on our Consolidated Balance Sheets.
17.    ACCUMULATED COMPREHENSIVE LOSS
Accumulated comprehensive loss includes cumulative translation adjustments, unrealized gains (losses) on certain financial instruments, and pension and post-retirement adjustments. Other comprehensive income activity, net of tax, is provided in the following table (dollars in millions):

	Pension	Translation Adjustments	Other	Total
Balance at December 31, 2021	$(76)	$(96)	$(1)	$(174)
Reclassified to income statement, net of taxes[1]	—	—	1	1
Pension settlement loss, net of taxes	71	—	—	71
Translation adjustments	—	2	—	2
Balance at December 31, 2022	(5)	(94)	—	(99)
Reclassified to income statement, net of taxes[1]	—	—	—	—
Pension settlement loss, net of taxes	4	—	—	4
Translation adjustments	—	6	—	6
Balance at December 31, 2023	—	(89)	—	(89)
Reclassified to income statement, net of taxes[1]	—	—	—	—
Pension settlement loss, net of taxes	—	—	—	—
Translation adjustments	—	(33)	—	(33)
Balance at December 31, 2024	$—	$(122)	$—	$(122)
1 Amounts of actuarial loss and prior service cost are components of net periodic benefit cost. See "Note 16 - Retirement Plans and Post-Retirement Benefits" above for additional details.
Foreign translation adjustments exclude income tax expense (benefit) given that there are no deferred tax assets or liabilities recorded on outside basis differences on the foreign subsidiaries to which the currency translation losses relates and consequently the translation adjustments will not trigger an incremental U.S. tax effect. The pension amounts reclassified from Accumulated comprehensive loss included an income tax provision of $1 million, and $23 million in 2023, and 2022, respectively. There was no impact to the income tax provision in 2024.

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
•The Siding segment serves diverse end markets with a broad product portfolio of engineered wood siding, trim, soffit, and fascia, including LP® SmartSide® Trim & Siding, LP® SmartSide® ExpertFinish® Trim & Siding, LP BuilderSeries® Lap Siding, and LP® Outdoor Building Solutions® (collectively referred to as Siding Solutions).
•The OSB segment manufactures and distributes OSB structural panel products, including the innovative value-added OSB product portfolio known as LP® Structural Solutions (which includes LP® TechShield® Radiant Barrier, LP WeatherLogic® Air & Water Barrier, LP Legacy® Premium Sub-Flooring, LP NovaCore® Thermal Insulated Sheathing, LP® FlameBlock® Fire-Rated Sheathing, and LP® TopNotch® 350 Durable Sub-Flooring).
•The LPSA segment manufactures and distributes OSB structural panel and Siding Solutions products in South America and certain export markets. This segment also sells and distributes a variety of companion products to support the region’s transition to wood frame construction. The LPSA segment carries out manufacturing operations in Chile and Brazil and operates sales offices in Argentina, Brazil, Chile, Colombia, Mexico, Paraguay, and Peru.
The accounting policies of the segments are the same as those described in the Company’s summary of significant accounting policies. We evaluate the performance of our business segments based on net sales and segment Adjusted EBITDA. Accordingly, our chief operating decision maker, the chief executive officer, evaluates performance and allocates resources based primarily on net sales and segment Adjusted EBITDA for our business segments.
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
The chief operating decision maker uses both net sales and segment Adjusted EBITDA for each segment predominantly in the annual budget and forecasting process. The chief operating decision maker considers budget-to-actual variances on a quarterly basis for both measures when making decisions about the allocation of operating and capital resources to each segment. The chief operating decision maker also uses segment Adjusted EBITDA to assess the relative performance of each segment and to determine the compensation of certain employees.
Information about our product segments is as follows (dollars in millions):

	Year Ended December 31, 2024
	Siding	OSB	LPSA	Segment Total	Other	Consolidated
Net sales	$1,558	$1,184	$190	$2,932	$9	$2,941
Cost of sales	(1,092)	(872)	(134)	(2,098)	(12)	(2,110)
Selling, general, and administrative expenses	(155)	(62)	(20)	(238)	(54)	(291)
Adjustments to Adjusted EBITDA:
Depreciation and Amortization	74	45	6	126	—	126
Other charges[1]	5	3	—	8	14	22
Adjusted EBITDA	$390	$298	$42	$730	$(42)	$688
1Other charges includes stock compensation, income (loss) non-controlling interest and income from equity in unconsolidated affiliates.

	Year Ended December 31, 2023
	Siding	OSB	LPSA	Segment Total	Other	Consolidated
Net sales	$1,328	$1,026	$205	$2,559	$22	$2,581
Cost of sales	(1,005)	(789)	(151)	(1,945)	(42)	(1,988)
Selling, general, and administrative expenses	(125)	(61)	(20)	(206)	(52)	(257)
Adjustments to Adjusted EBITDA:
Depreciation and Amortization	67	43	7	118	1	119
Other charges[1]	3	2	—	5	18	23
Adjusted EBITDA	$269	$220	$42	$531	$(53)	$478
1Other charges includes stock compensation, income (loss) non-controlling interest and income from equity in unconsolidated affiliates.

	Year Ended December 31, 2022
	Siding	OSB	LPSA	Segment Total	Other	Consolidated
Net sales	$1,469	$2,062	$241	$3,772	$81	$3,854
Cost of sales	(1,061)	(1,035)	(153)	(2,249)	(106)	(2,355)
Selling, general, and administrative expenses	(120)	(65)	(20)	(205)	(59)	(264)
Adjustments to Adjusted EBITDA:
Depreciation and Amortization	46	71	8	125	4	129
Other charges[1]	4	2	1	7	19	25
Adjusted EBITDA	$339	$1,034	$77	$1,450	$(61)	$1,389
1Other charges includes stock compensation, income (loss) non-controlling interest and income from equity in unconsolidated affiliates.

	Year Ended December 31,
	2024	2023	2022
NET INCOME TO ADJUSTED EBITDA RECONCILIATION
Net income	$420	$178	$1,083
Add (deduct):
Net loss attributed to non-controlling interest	—	—	3
Income from discontinued operations, net of income taxes	—	—	(198)
Income attributed to LP from continuing operations	420	178	888
Provision for income taxes	140	74	274
Depreciation and amortization	126	119	129
Stock-based compensation expense	20	13	19
Loss on impairment attributed to LP	5	6	1
Other operating credits and charges, net	8	18	(16)
Business exit credits and charges	(14)	32	—
Pension settlement charges	—	4	82
Interest expense	14	14	11
Investment income	(22)	(18)	(14)
Other non-operating items	(9)	39	15
Adjusted EBITDA	$688	$478	$1,389

	Year Ended December 31,
	2024	2023	2022
Capital Expenditures
Siding	$108	$212	$316
OSB	63	59	53
LPSA	9	19	20
Other	3	10	22
Total capital expenditures	$183	$300	$412
Information concerning identifiable assets by segment is as follows (dollars in millions):

	December 31,
	2024	2023
Identifiable Assets
Siding	$1,319	$1,291
OSB	554	526
LPSA	145	165
Other	551	455
Total assets	$2,569	$2,437
Other segment related assets include cash and cash equivalents, short-term and long-term investments, corporate assets, and other items.

Information concerning our geographic segments is as follows (dollars in millions):

	Year Ended December 31,
	2024	2023	2022
GEOGRAPHIC LOCATIONS
Total Sales—Point of origin
U.S.	$2,611	$2,265	$3,329
Canada	675	610	827
LPSA	214	241	273
Inter-segment sales	(559)	(535)	(575)
Total Sales	$2,941	$2,581	$3,854
Operating profit (loss)
U.S.	$502	$304	$1,084
Canada	48	40	129
LPSA	36	35	70
Other operating credits and charges, net and loss on impairments of assets	(10)	(49)	15
General corporate expense, loss on early debt extinguishment, other income (expense), interest, net and equity in unconsolidated affiliates	(16)	(78)	(139)
Income before income taxes, including equity in unconsolidated affiliates	560	252	1,159
Provision for income taxes	(140)	(74)	(274)
Income from continuing operations	$420	$178	$885
Loss attributed to noncontrolling interest	—	—	3
Income attributed to LP from continuing operations	$420	$178	$888

IDENTIFIABLE TANGIBLE LONG LIVED ASSETS
U.S.	$1,063	$996	$939
Canada	468	472	356
South America	93	104	87
Total identifiable tangible long lived assets	$1,624	$1,572	$1,382

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2024, our Chief Executive Officer and Chief Financial Officer carried out, with the participation of the Company’s management, a review and evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2024, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting, as of the end of the period covered by this report, based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, our management has concluded that, as of December 31, 2024, the Company’s internal control over financial reporting was effective. Our independent registered public accounting firm, Deloitte & Touche LLP, has audited our internal control over financial reporting as of the end of the period covered by this report, as stated in their report included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Louisiana-Pacific Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Louisiana-Pacific Corporation and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control— Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control— Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024 of the Company and our report dated February 19, 2025, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
Nashville, Tennessee
February 19, 2025

ITEM 9B.     Other Information
None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended December 31, 2024.
ITEM 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
ITEM 10.    Directors, Executive Officers and Corporate Governance
DIRECTORS
Information regarding our directors is incorporated herein by reference to the material included under the caption “Proposal 1: Election of Directors” in our Definitive Proxy Statement for our 2025 Annual Meeting of Stockholders which we expect to file with the SEC within 120 days after the end of our 2024 fiscal year (2025 Proxy Statement).
EXECUTIVE OFFICERS
Information regarding our executive officers is included under the caption "Information About Our Executive Officers" in Part I of this annual report on Form 10-K.
AUDIT COMMITTEE
Information regarding our Finance and Audit Committee is incorporated herein by reference to the material included under the captions “Committees of the Board” and “Finance and Audit Committee” in our 2025 Proxy Statement.
CODE OF ETHICS
We have adopted a Code of Business Conduct and Ethics and a Financial Leadership Code of Ethics applicable to our principal executive officer, principal financial officer, and principal accounting officer. Each of these documents, as well as the charters of the Governance and Corporate Responsibility Committee, the Finance and Audit Committee, the Compensation Committee and the Executive Committee are available on our website at http://investor.lpcorp.com under the “Corporate Governance” tab under the section "Governance Documents".
A description of any substantive amendment or waiver of our Financial Leadership Code of Ethics or our Code of Business Conduct applicable to our principal executive officer, our principal financial officer and our principal accounting officer will be disclosed on our website at http://investor.lpcorp.com under the “Corporate Governance” tab, in the “Governance Documents” section. Any such description will be located on our website for a period of 12 months following the amendment or waiver.
The information provided on our website is not a part of this annual report on Form 10-K and therefore is not incorporated herein by reference.
INSIDER TRADING POLICY
The Company has insider trading policies and procedures that govern the purchase, sale and other dispositions of its securities by directors, officers and employees. We believe these policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards. A copy of our Insider Trading Policy is filed with this annual report on Form 10-K as Exhibit 19.
ITEM 11.    Executive Compensation
Information regarding executive compensation is incorporated herein by reference to the material under the captions “Compensation of Executive Officers” and “Director Compensation” in our 2025 Proxy Statement. Information regarding our Compensation Committee is incorporated herein by reference to the material under the captions “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our 2025 Proxy Statement.
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management and securities authorized for issuance under our existing equity compensation plans and arrangements is incorporated herein by reference to the material under the captions “Holders of Common Stock” and “Equity Compensation Plan Information” in the 2025 Proxy Statement.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence
There are no transactions of the type required to be disclosed by Item 404(a) of Regulation S-K. Information regarding transactions with related persons and director independence is incorporated herein by reference to the material under the captions “Nominees for Director,” “Continuing Directors,” “Principles of Corporate Governance,” and “Related Person Transactions” in the 2025 Proxy Statement.
ITEM 14.    Principal Accountant Fees and Services
Information regarding fees and services provided by our principal accountant and the LP Finance and Audit Committee’s pre-approval policies and procedures relating thereto is incorporated herein by reference to the material under the caption “Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm” in the 2025 Proxy Statement.

PART IV
ITEM 15.    Exhibits, Financial Statement Schedules
A. Financial Statements and Financial Statement Schedules
The following financial statements of LP are included in this annual report on Form 10-K:
Consolidated Balance Sheets—December 31, 2024 and 2023.
Consolidated Statements of Income—years ended December 31, 2024, 2023, and 2022.
Consolidated Statements of Comprehensive Income—years ended December 31, 2024, 2023 and 2022.
Consolidated Statements of Cash Flows—years ended December 31, 2024, 2023, 2022.
Consolidated Statements of Stockholders’ Equity—years ended December 31, 2024, 2023 and 2022.
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

Exhibit Number	Exhibit
3.1	Restated Certificate of Incorporation of LP. Incorporated herein by reference to Exhibit 3.2 to LP’s Annual Report on Form 10-K for the year ended December 31, 2007.

3.2
Amended Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock. Incorporated herein by reference to Exhibit 3.3 to LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

3.3	Second Amended and Restated Bylaws of LP. Incorporated herein by reference to Exhibit 3.1 to LP’s Current Report on Form 8-K, filed on February 14, 2025.

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

10.2
Annual Cash Incentive Award Plan, Amended and Restated as of February 12, 2009. Incorporated herein by reference to Appendix B to LP’s Definitive Proxy Statement on Schedule 14A, filed on March 23, 2009.*

10.3
2004 Executive Deferred Compensation Plan, Amended and Restated, Effective January 1, 2024. Incorporated herein by reference to Exhibit 10.3 to LP's Annual Report on Form 10-K for the year ended December 31,2023.*

10.4
2008 Supplemental Executive Retirement Plan, Amended and Restated, Effective January 1, 2008. Incorporated herein by reference to Exhibit 10.14 to LP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.*

10.5	2013 Omnibus Stock Award Plan, Effective May 3, 2013. Incorporated herein by reference to Annex A to LP’s Definitive Proxy Statement on Schedule 14A, filed on March 20, 2013.*

10.6	Amendment No 1 to Louisiana-Pacific Corporation 2013 Omnibus Stock Award Plan. Incorporated herein by reference to Exhibit 10.26 LP's Annual Report on Form 10-K for the year ended December 31, 2017.*

10.7	Louisiana-Pacific Corporation 2019 Employee Stock Purchase Plan. Incorporated herein by reference to Annex A to LP's Definitive Proxy Statement on Schedule 14A, filed on March 26, 2019.*

10.8	First Amendment to Louisiana-Pacific 2019 Employee Stock Purchase Plan. Incorporated herein by reference to Exhibit 10.7 to LP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.*

10.9
Form of Severance Agreement between Louisiana-Pacific Corporation and Chief Executive Officer. Incorporated herein by reference to Exhibit 10.1 to LP's Current Report on Form 8-K, filed on May 14, 2019.*

10.10
Form of Severance Agreement between Louisiana-Pacific Corporation and Certain Officers other than Chief Executive Officer. Incorporated herein by reference to Exhibit 10.2 to LP's Current Report on Form 8-K, filed on May 14, 2019.*

10.11
Amended and Restated Louisiana-Pacific Corporation Non-Employee Directors Compensation Plan. Incorporated herein by reference to Exhibit 10.2 to LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.*

10.12
Amended and Restated Louisiana-Pacific Corporation Non-Employee Directors Compensation Plan. Incorporated herein by reference to Exhibit 10.8 to LP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.*

10.13	2022 Omnibus Stock Award Plan. Incorporated herein by reference to Annex A to LP's Definitive Proxy Statement on Schedule 14A, filed on March 18, 2022.*

10.14
Form of Restricted Stock Unit Award Agreement under the 2022 Omnibus Stock Award Plan. Incorporated herein by reference to Exhibit 10.23 to LP’s Annual Report on Form 10-K for the year ended December 31, 2022.*

10.15
Form of Performance Shares Award Agreement under the 2022 Omnibus Stock Award Plan. Form of Performance Shares Award Agreement under the 2022 Omnibus Stock Award Plan. Incorporated herein by reference to Exhibit 10.24 to LP’s Annual Report on Form 10-K for the year ended December 31, 2022.*

10.16
Form of Restricted Stock Unit Award Agreement for directors under the 2022 Omnibus Stock Award Plan. Incorporated herein by reference to Exhibit 10.2 to LP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.*

10.17
Form of Performance Shares Award Agreement under the 2022 Omnibus Stock Award Plan. Incorporated herein by reference to Exhibit 10.3 to LP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.*

10.18	Form of Change of Control Employment Agreement. Incorporated herein by reference to Exhibit 10.25 to LP’s Annual Report on Form 10-K for the year ended December 31, 2022.*

19	LP Insider Trading Policy.+

21	List of LP’s subsidiaries. +

23	Consent of Deloitte & Touche LLP. +

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. +

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. +

32	Certifications pursuant to §906 of the Sarbanes-Oxley Act of 2002. ++

97	Louisiana-Pacific Corporation NYSE Clawback Policy. Incorporated herein by reference to Exhibit 10.25 to LP’s Annual Report on Form 10-K for the year ended December 31, 2023.*

101.INS	Inline XBRL Instance Document. +

101.SCH	Inline XBRL Taxonomy Extension Schema Document. +

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. +

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. +

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. +

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. +

104	Cover Page Interactive Data File (embedded with Inline XBRL document and contained in Exhibit 101). +*
* Indicates a management contract or compensatory plan or arrangement.
+ Filed herewith.
++ Furnished herewith.
ITEM 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 19, 2025	LOUISIANA-PACIFIC CORPORATION (Registrant)

/s/ ALAN J.M. HAUGHIE
Alan J.M. Haughie Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature and Title

February 19, 2025	/s/ W. BRADLEY SOUTHERN
W. Bradley Southern Chairperson of the Board Chief Executive Officer (Principal Executive Officer)

February 19, 2025	/s/ ALAN J.M. HAUGHIE
Alan J.M. Haughie Executive Vice President and Chief Financial Officer (Principal Financial Officer)

February 19, 2025	/s/ LESLIE E. DAVIS
Leslie E. Davis Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

February 19, 2025	/s/ JOSE A. BAYARDO
Jose A. Bayardo Director

February 19, 2025	/s/ TRACY A. EMBREE
Tracy A. Embree Director

February 19, 2025	/s/ LIZANNE C. GOTTUNG
Lizanne C. Gottung Director

February 19, 2025	/s/ F. NICHOLAS GRASBERGER III
F. Nicholas Grasberger III Director

February 19, 2025	/s/ OZEY K. HORTON, Jr.
Ozey K. Horton Director

February 19, 2025	/s/ STEPHEN E. MACADAM
Stephen E. Macadam Director

February 19, 2025	/s/ DUSTAN E. MCCOY
Dustan E. McCoy Director

February 19, 2025	/s/ JEAN-MICHEL RIBIÉRAS
Jean-Michel Ribiéras Director

February 19, 2025	/s/ TY R. SILBERHORN
Ty R. Silberhorn Director