Form 10-Q
period 2025-03-31
LOUISIANA-PACIFIC CORP
filed 2025-05-06
CIK 60519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 69,589,135 shares of common stock, $1 par value per share, outstanding as of May 2, 2025.
Except as otherwise specified and unless the context otherwise requires, references to "LP," the “Company,” “we,” “us,” and “our” refer to Louisiana-Pacific Corporation and its consolidated subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their businesses and other matters as long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in such forward-looking statements. This quarterly report on Form 10-Q contains, and other reports and documents we file with, or furnish to, the Securities and Exchange Commission (SEC) may contain, forward-looking statements. These statements are based upon the beliefs and assumptions of, and on information currently available to, our management.
The following statements are or may constitute forward-looking statements: statements preceded by, followed by or that include words like “may,” “will,” “could,” “should,” “believe,” “expect,” “anticipate,” “assume,” “intend,” “plan,” “estimate,” “project,” “target,” “potential,” “continue,” “likely,” or “future,” as well as similar expressions, or the negative or other variations thereof, and include other statements regarding matters that are not historical facts, including without limitation, plans for product development, forecasts of future costs and expenditures, possible outcomes of legal proceedings, capacity expansion and other growth initiatives, the adequacy of reserves for loss contingencies, and any statements regarding the Company's financial outlook.
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

PART I - FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
Condensed Consolidated Statements of Income
Amounts in millions, except per share amounts
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net sales	$724	$724
Cost of sales	(526)	(511)
Gross profit	197	214
Selling, general, and administrative expenses	(75)	(69)
Other operating credits and charges, net	(2)	1
Income from operations	120	145
Interest expense	(3)	(4)
Investment income	4	6
Other non-operating income (expense)	(5)	1
Income before income taxes	116	148
Provision for income taxes	(26)	(41)
Equity in unconsolidated affiliate	—	1
Net income	$91	$108

Net income per share of common stock:
Basic	$1.30	$1.49
Diluted	$1.30	$1.48

Average shares of common stock used to compute net income per share:
Basic	70	72
Diluted	70	72
The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income
Amounts in millions
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net income	$91	$108
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	12	(15)
Comprehensive income	$103	$93
The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets
Amounts in millions, except per share amounts
(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$256	$340
Receivables, net of allowance for doubtful accounts of $2 as of March 31, 2025 and $1 as of December 31, 2024	159	131
Inventories	399	357
Prepaid expenses and other current assets	25	27
Total current assets	839	855

Property, plant, and equipment, net	1,606	1,592
Timber and timberlands	27	29
Operating lease assets, net	25	25
Goodwill and other intangible assets	26	26
Investments in and advances to affiliates	18	17
Other assets	22	20
Deferred tax asset	7	4
Total assets	$2,570	$2,569

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$265	$287
Income taxes payable	12	11
Total current liabilities	277	299

Long-term debt	348	348
Deferred income taxes	149	145
Non-current operating lease liabilities	23	24
Contingency reserves, excluding current portion	26	27
Other long-term liabilities	55	57
Total liabilities	$878	$899

Stockholders’ equity:
Common stock, $1 par value per share, 200 shares authorized; 85 shares issued and 70 shares issued and outstanding, respectively, as of March 31, 2025; and 86 shares issued and 70 shares issued and outstanding, respectively, as of December 31, 2024	85	86
Additional paid-in capital	480	478
Retained earnings	1,625	1,615
Treasury stock, 15 shares and 16 shares at cost as of March 31, 2025 and December 31, 2024, respectively	(388)	(386)
Accumulated comprehensive loss	(110)	(122)
Total stockholders’ equity	1,692	1,671
Total liabilities and stockholders’ equity	$2,570	$2,569
The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows
Amounts in millions
(Unaudited)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$91	$108
Adjustments to net income:
Depreciation and amortization	35	31
Deferred taxes	—	9
Other adjustments, net	5	4
Changes in assets and liabilities (net of acquisitions and divestitures):
Receivables	(36)	(47)
Inventories	(37)	(23)
Prepaid expenses and other current assets	—	1
Accounts payable and accrued liabilities	(4)	—
Income taxes payable, net of receivables	11	22
Net cash provided by operating activities	64	105
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant, and equipment additions	(64)	(41)
Net cash used in investing activities	(64)	(41)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of cash dividends	(20)	(19)
Repurchase of common stock	(61)	(13)
Other financing activities	(7)	(6)
Net cash used in financing activities	(87)	(39)
EFFECT OF EXCHANGE RATE ON CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	3	(3)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(84)	22
Cash, cash equivalents, and restricted cash at beginning of period	340	222
Cash, cash equivalents, and restricted cash at end of period	$256	$244

Supplemental cash flow information:
Cash paid for income taxes, net	$15	$10
Cash paid for interest, net	$7	$7
Unpaid capital expenditures	$12	$7
The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Stockholders’ Equity
Amounts in millions, except per share amounts
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	86	$86	16	$(386)	$478	$1,615	$(122)	$1,671
Net Income	—	—	—	—	—	91	—	91
Dividends paid ($0.28 per share)	—	—	—	—	—	(20)	—	(20)
Issuance of shares under stock plans	—	—	—	3	(3)	—	—	—
Taxes paid related to net settlement of stock-based awards	—	—	—	(5)	—	—	—	(5)
Purchase of stock	(1)	(1)	—	—	—	(61)	—	(62)
Compensation expense associated with stock-based compensation	—	—	—	—	5	—	—	5
Other comprehensive (loss) income	—	—	—	—	—	—	12	12
Balance, March 31, 2025	85	$85	15	$(388)	$480	$1,625	$(110)	$1,692

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2023	88	$88	16	$(386)	$465	$1,479	$(89)	$1,557
Net Income	—	—	—	—	—	108	—	108
Dividends paid ($0.26 per share)	—	—	—	—	—	(19)	—	(19)
Issuance of shares under stock plans	—	—	—	6	(6)	—	—	—
Taxes paid related to net settlement of stock-based awards	—	—	—	(6)	—	—	—	(6)
Purchase of stock	—	—	—	—	—	(13)	—	(13)
Compensation expense associated with stock-based compensation	—	—	—	—	6	—	—	6
Other comprehensive (loss) income	—	—	—	—	—	—	(15)	(15)
Balance, March 31, 2024	88	$88	16	$(386)	$465	$1,555	$(104)	$1,617
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
See "Note 15. Selected Segment Data" below for further information regarding our products and segments.
Basis of Presentation
The unaudited Condensed Consolidated Financial Statements presented here have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial reporting. As such, they do not include all the information and footnotes required by U.S. GAAP for complete consolidated financial statements. Management believes that all necessary adjustments for a fair presentation have been included and are of a normal and recurring nature. These Condensed Consolidated Financial Statements and the accompanying Notes should be reviewed in conjunction with our annual report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 19, 2025 (2024 Annual Report on Form 10-K). The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year.
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
As noted in the segment reporting information in “Note 15. Selected Segment Data” below, our reportable segments are Siding, Oriented Strand Board (OSB), and LP South America (LPSA). The following tables present our reportable segment revenues, disaggregated by revenue source (dollar amounts in millions):

	Three Months Ended March 31, 2025
By product type and family:	Siding	OSB	LPSA	Other	Total
Value-add
Siding Solutions	$400	$—	$7	$—	$407
OSB - Structural Solutions	—	143	44	—	187
	400	143	52	—	594
Commodity
OSB - commodity	—	120	—	—	120

Other
Other products	3	5	—	2	10
	$402	$267	$52	$2	$724

	Three Months Ended March 31, 2024
By product type and family:	Siding	OSB	LPSA	Other	Total
Value-add
Siding Solutions	$359	$—	$7	$—	$366
OSB - Structural Solutions	—	174	38	—	213
	359	174	46	—	579
Commodity
OSB - commodity	—	134	—	—	134

Other
Other products	2	5	2	3	12
	$361	$313	$47	$3	$724
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
The following table sets forth the computation of basic and diluted earnings per share (dollar and share amounts in millions, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Net Income	$91	$108

Weighted average common shares outstanding - basic	70	72
Dilutive effect of employee stock plans	—	—
Shares used for diluted earnings per share	70	72
Net income per share of common stock:
Basic	$1.30	$1.49
Diluted	$1.30	$1.48
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
The net carrying value of the 3.625% Senior Notes due in 2029 (2029 Senior Notes) was $348 million as of March 31, 2025 and December 31, 2024. Based on market quotations, the fair value of the 2029 Senior Notes was estimated to be $328 million and $323 million as of March 31, 2025 and December 31, 2024, respectively. The 2029 Senior Notes and other long-term debt are categorized as Level 1 in the U.S. GAAP fair value hierarchy. Fair values are based on trading activity among the Company’s lenders and the average bid and ask price is determined using published rates.
In March 2025, LP entered into that certain First Amendment to Second Amended and Restated Credit Agreement (the First Amendment) with American AgCredit, PCA, as administrative agent, CoBank, ACB, as letter of credit issuer, and the lenders and voting participants party thereto, which amends that certain Second Amended and Restated Credit Agreement (the Credit Agreement) that was entered into in November 2022. The First Amendment amends the Credit Agreement to (1) increase the aggregate principal amount for the credit facility from $550 million to $750 million, (2) increase the sub-limit for letters of credit from $60 million to $75 million, (3) change the interest rate for revolving borrowing, (4) change the capitalization ratio limit, and (5) extend the maturity date to March 26, 2032. As of March 31, 2025, there were no outstanding borrowings pursuant to the credit facility as amended by the First Amendment (the Amended Credit Facility).
NOTE 5. RECEIVABLES
Receivables consisted of the following (dollar amounts in millions):

	March 31, 2025	December 31, 2024
Trade receivables	$138	$100
Income tax receivable	1	12
Other receivables	21	21
Allowance for doubtful accounts	(2)	(1)
Total Receivables	$159	$131
Trade receivables are primarily generated by sales of our products to our wholesale and retail customers. Other receivables as of March 31, 2025, and December 31, 2024, primarily consist of sales tax receivables, vendor rebates, and other miscellaneous receivables.
NOTE 6. INVENTORIES
Inventories are valued at the lower of cost or net realizable value. Inventory cost includes materials, labor, and operating overhead. The first-in, first-out or average cost methods are used to value our inventories as of March 31, 2025. Inventory consisted of the following (dollar amounts in millions):

	March 31, 2025	December 31, 2024
Logs	$86	$64
Other raw materials	42	41
Semi-finished inventories	30	33
Finished products	242	220
Total Inventories	$399	$357

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and indefinite-lived intangible assets are not amortized and are subject to assessment for impairment by applying a fair value-based test on an annual basis, or more frequently if circumstances indicate a potential impairment. The Company’s annual assessment date is October 1.
Changes in goodwill and other intangible assets for the three months ended March 31, 2025 are provided in the following table (dollar amounts in millions):

	Timber Licenses[1]	Goodwill	Developed Technology
Beginning balance December 31, 2024	$23	$19	$7
Amortization	(1)	—	—
Ending balance March 31, 2025	$22	$19	$7
1Timber licenses are included in timber and timberlands on the Condensed Consolidated Balance Sheets.
NOTE 8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities were as follows (dollars amounts in millions):

	March 31, 2025	December 31, 2024
Trade accounts payable	$146	$139
Salaries and wages payable	53	80
Accrued customer incentives	42	48
Taxes other than income taxes	9	4
Current portion of operating lease liabilities	8	8
Other accrued liabilities	6	9
Total Accounts payable and accrued liabilities	$265	$287
Other accrued liabilities at March 31, 2025 and December 31, 2024, primarily consisted of accrued interest, worker compensation liabilities, warranty reserves, and other items. Additionally, trade accounts payable included $12 million and $32 million related to capital expenditures that had not yet been paid as of March 31, 2025 and December 31, 2024, respectively.
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
The provision for income taxes for the three months ended March 31, 2025, and 2024, reflected an estimated annual effective tax rate of 24% and 25%, respectively, excluding discrete items discussed below. The total tax provision for the three months ended March 31, 2025, was $26 million, compared to $41 million for the comparable period in 2024. The total effective tax rate for the three months ended March 31, 2025, was 22%, compared to 28% for the comparable period in 2024. The decrease in the total effective tax rate primarily resulted from the discrete tax benefits and expenses discussed below.
During the three months ended March 31, 2025, we recognized a $3 million net discrete tax benefit, and during the three months ended March 31, 2024, we recognized a net discrete tax expense of $4 million. The current year net tax benefit related primarily to inflationary and foreign currency exchange-related effects and stock-based compensation while the net discrete tax expense in the prior year primarily related to inflationary and foreign currency exchange-related effects.

In 2021, the Organization for Economic Cooperation and Development (OECD) announced an Inclusive Framework on Base Erosion and Profit Shifting including Pillar Two Model Rules (Pillar Two) applicable to large multinational corporations which would establish a global per-country minimum tax of 15%. While the United States has not enacted legislation to adopt the Pillar Two framework and it is uncertain if it will do so in the future, certain countries in which we operate have enacted such legislation. Specifically, the Canadian government enacted legislation in 2024 implementing aspects of the OECD’s minimum tax rules under the Pillar Two framework effective in the 2024 fiscal year and released draft legislation proposed to implement further aspects of the framework effective for the 2025 fiscal year. In addition, in 2024, the Brazilian Congress approved legislation implementing a tax measure that took effect in 2025, that is largely aligned with certain aspects of the OECD’s minimum tax rules under the Pillar Two framework. To date, no other jurisdictions in which LP operates have enacted Pillar Two legislation. At this time, we do not expect Pillar Two legislation to have a material impact on our effective tax rate or our consolidated results of operations, financial position or cash flows. The Company will continue to monitor future developments related to Pillar Two legislation to determine any potential impact in the countries in which we operate.
NOTE 10. OTHER OPERATING AND NON-OPERATING ITEMS
Other operating credits and charges, net
Other operating credits and charges, net, is comprised of the following components (dollar amounts in millions):

	Three Months Ended March 31,
	2025	2024
Reorganization charges	$(1)	$(2)
Legal settlement	—	3
Loss on asset disposal	(1)	—
Other operating credits and charges, net	$(2)	$1
Other non-operating items
Other non-operating items is comprised of the following components (dollar amounts in millions):

	Three Months Ended March 31,
	2025	2024
Foreign currency gain (loss)	(5)	1
Other non-operating items	$(5)	$1
NOTE 11. IMPAIRMENT OF LONG-LIVED ASSETS
We review the carrying values of our long-lived assets for potential impairments and believe we have adequate support for the carrying value of each of these assets based upon the anticipated cash flows that result from our estimates of future demand, pricing, and production costs, assuming certain levels of planned capital expenditures. However, if demand and pricing for our products fall to levels significantly below cycle average demand and pricing, should we decide to invest capital in alternative projects, or should changes occur related to our wood supply for our mills, it is possible that future impairment charges will be required. No impairment was recognized as of March 31, 2025.
We also review from time to time potential dispositions of various assets, considering current and anticipated economic and industry conditions, our strategic plan, and other relevant factors. Because a determination to dispose of particular assets can require management to make assumptions regarding the transaction structure of the disposition and to estimate the net sales proceeds, which may be less than previous estimates of undiscounted future net cash flows, we may be required to record impairment charges in connection with decisions to dispose of such assets.
NOTE 12. COMMITMENTS AND CONTINGENCIES
We maintain reserves for various contingent liabilities as follows (dollar amounts in millions):

	March 31, 2025	December 31, 2024
Environmental reserves	$27	$28
Total contingencies	27	28
Current portion (included in Accounts payable and accrued liabilities)	(1)	(1)
Long-term portion	$26	$27
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
Other Proceedings
From time to time, we and our subsidiaries are parties to certain legal proceedings arising in our ordinary course of business. Based on the information currently available, management does not believe that the resolution of such proceedings could reasonably be expected to have a material adverse effect on our financial position, results of operations, cash flows, or liquidity.

NOTE 13. PRODUCT WARRANTIES
We offer warranties on the sale of most of our products and record an accrual for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The activity in warranty reserves for the three months ended March 31, 2025 and 2024, is summarized in the following table (dollar amounts in millions):

	Three Months Ended March 31,
	2025	2024
Beginning balance	$6	$8
Change in warranty provision	—	1
Total warranty reserves	6	8
Current portion of warranty reserves (included in accounts payable and accrued liabilities)	(2)	(2)
Long-term portion of warranty reserves (included in other long-term liabilities)	$5	$6
We continue to monitor warranty and other claims associated with our products and believe, as of March 31, 2025, that the warranty reserve balances associated with these matters are adequate to cover future warranty payments. However, it is possible that additional changes may be required in the future.
NOTE 14. ACCUMULATED COMPREHENSIVE LOSS
Accumulated comprehensive loss is provided in the following table for the three months ended March 31, 2025 and 2024 (dollar amounts in millions):

	Translation Adjustments	Other	Total
Balance at December 31, 2024	$(122)	$—	$(122)
Translation adjustments	12	—	12
Balance at March 31, 2025	$(110)	$—	$(110)
	Translation Adjustments	Other	Total
Balance at December 31, 2023	$(89)	$(1)	$(89)
Translation adjustments	(15)	—	(15)
Balance at March 31, 2024	$(104)	$—	$(104)
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
We evaluate the performance of our business segments based on net sales and segment Adjusted EBITDA. Accordingly, our chief operating decision maker, the chief executive officer, evaluates performance and allocates resources based primarily on net sales and segment Adjusted EBITDA for our business segments. Segment Adjusted EBITDA is defined as income attributed to LP excluding interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense, loss on impairment attributed to LP, business exit credits and charges, product-line discontinuance charges, other operating credits and charges, net, loss on early debt extinguishment, investment income, pension settlement charges, other non-operating items, income from discontinued operations, net of income taxes, and net income attributed to noncontrolling interest.

Information about our business segments is as follows (dollar amounts in millions):

	Three Months Ended March 31, 2025
	Siding	OSB	LPSA	Segment Total	Other	Consolidated
Net sales	$402	$267	$52	$722	$2	$724
Cost of sales	(276)	(211)	(37)	(524)	(3)	(526)
Selling, general, and administrative expenses	(42)	(16)	(6)	(64)	(11)	(75)
Adjustments to Adjusted EBITDA:
Depreciation and Amortization	20	13	2	35	—	35
Other charges[1]	1	1	1	3	2	5
Adjusted EBITDA	$106	$54	$12	$172	$(10)	$162
	Three Months Ended March 31, 2024
	Siding	OSB	LPSA	Segment Total	Other	Consolidated
Net sales	$361	$313	$47	$721	$3	$724
Cost of sales	(254)	(219)	(35)	(508)	(3)	(511)
Selling, general, and administrative expenses	(36)	(16)	(5)	(56)	(13)	(69)
Adjustments to Adjusted EBITDA:
Depreciation and Amortization	18	11	2	31	—	31
Other charges[1]	2	1	—	2	5	7
Adjusted EBITDA	$90	$90	$10	$190	$(8)	$182
1 Other charges includes stock compensation and income from equity in unconsolidated affiliates.

	Three Months Ended March 31,
	2025	2024
NET INCOME TO ADJUSTED EBITDA RECONCILIATION
Net income	$91	$108
Add (deduct):
Provision for income taxes	26	41
Depreciation and amortization	35	31
Stock-based compensation expense	5	6
Other operating credits and charges, net	2	—
Business exit credits	—	(1)
Interest expense	3	4
Investment income	(4)	(6)
Other non-operating items	5	(1)
Adjusted EBITDA	$162	$182

Information concerning identifiable assets by segment is as follows (dollar amounts in millions):

	March 31, 2025	December 31, 2024
Identifiable Assets
Siding	$1,352	$1,319
OSB	567	554
LPSA	151	145
Other	500	551
Total assets	$2,570	$2,569
Other segment related assets include cash and cash equivalents, short-term and long-term investments, corporate assets, and other items.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Condensed Consolidated Financial Statements and related Notes and other financial information appearing elsewhere in this quarterly report on Form 10-Q. The following discussion includes forward-looking statements that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. We encourage you to review the risks and uncertainties described in the sections titled "Risk Factors" and "Cautionary Statement Regarding Forward-Looking Statements" included in our 2024 Annual Report on Form 10-K and in this quarterly report on Form 10-Q. These risks and uncertainties could cause actual results to differ materially from those projected in the forward-looking statements contained in this quarterly report on Form 10-Q or implied by past results and trends. Our historical results are not necessarily indicative of the results that may be expected for any period in the future, and our interim results are not necessarily indicative of the results we expect for the full fiscal year or any other period.
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
Demand for Building Products
Demand for our products correlates positively with new home construction and repair and remodeling activity in North America, which historically has been characterized by significant cyclicality. The U.S. Census Bureau reported on April 17, 2025, that actual single-family housing starts were 6% lower for the three months ended March 31, 2025, as compared to the same period in 2024. Actual multi-family housing starts for the three months ended March 31, 2025, were 11% higher, as compared to the same period in 2024. Repair and remodeling activity is difficult to reasonably measure, but many indicators suggest that it has increased slightly year-over-year.
Future economic conditions in the United States and the demand for homes are uncertain due to various macroeconomic factors, including interest rates, employment levels, changing trade policy in various jurisdictions (including the imposition of new tariffs and the modification of existing tariffs), consumer confidence, and financial markets, among other things. Additionally, we have experienced increases in material prices, supply disruptions, and labor challenges, which we continue to address as we work to meet the demands of builders, remodelers, and homeowners worldwide.
The international trade landscape currently is extremely volatile. The United States government has recently announced significant changes to U.S. trade policy, including the implementation or planned implementation of new or increased tariffs on a broad range of goods imported from international markets, including Canada and China, as well as the potential modification or termination of existing trade agreements between the United States and certain other countries. These actions, and potential retaliatory tariffs imposed by other countries on U.S. export products, could negatively affect our sales and our competitive position in markets outside the United States. Further, changing trade policy in the United States and other countries, particularly Canada and China, could increase the cost of certain raw materials or components that are critical to our manufacturing process, which could have a material negative impact on our manufacturing costs and our overall financial performance. While we are actively exploring opportunities to mitigate these increased costs, there can be no guarantee that we will be able to achieve successful mitigation strategies or meaningfully offset the financial impact of new or increased tariffs, or other adverse changes to trade policy, in the United States or other countries. In the three months ended March 31, 2025, our cost of sales in the Siding segment was impacted by $2 million related to new or increased tariffs. Based on a preliminary analysis of the potential effects of the tariffs that are currently in force, in the U.S. as well as in other markets in which we operate, we estimate incremental costs of approximately $12 million in 2025, most of which will be incurred by the Siding segment.

The potential impact of these factors on our future operational and financial performance is uncertain. As a result, our past performance may not be indicative of future results.
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
Critical Accounting Policies and Significant Estimates
Note 1 of the Notes to the Consolidated Financial Statements included in our 2024 Annual Report on Form 10-K is a discussion of our significant accounting policies and significant accounting estimates and judgments. Throughout the preparation of the financial statements, we employ significant judgments in the application of accounting principles and methods. These judgments are primarily related to the assumptions used to arrive at various estimates.
There have been no changes in the application of principles, methods, and assumptions used to determine our significant estimates since December 31, 2024.

Non-GAAP Financial Measures and Other Key Performance Indicators
In evaluating our business, we utilize non-GAAP financial measures that fall within the meaning of SEC Regulation G and Regulation S-K Item 10(e), which we believe provide users of the financial information with additional meaningful comparison to prior reported results. Non-GAAP financial measures do not have standardized definitions and are not defined by U.S. GAAP. In this quarterly report on Form 10-Q, we disclose net income excluding interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense, loss on impairment attributed to LP, business exit credits and charges, product-line discontinuance charges, other operating credits and charges, net, loss on early debt extinguishment, investment income, pension settlement charges, other non-operating items, income from discontinued operations, net of income taxes, and net income attributed to noncontrolling interest, as Adjusted EBITDA (Adjusted EBITDA), which is a non-GAAP financial measure. We have included Adjusted EBITDA in this report because we view it as an important supplemental measure of our performance and believe that it is frequently used by interested persons in the evaluation of companies that have different financing and capital structures and/or tax rates. We also disclose net income excluding loss on impairment attributed to LP, business exit credits and charges, product-line discontinuance charges, interest expense outside of normal operations, other operating credits and charges, net, loss on early debt extinguishment, gain (loss) on acquisition, pension settlement charges, income from discontinued operations, net of income taxes, and net income attributed to noncontrolling interest, and adjusting for a normalized tax rate, as Adjusted Income (Adjusted Income), which is a non-GAAP financial measure. We also disclose Adjusted Diluted EPS, which is calculated as Adjusted Income divided by diluted shares outstanding (Adjusted Diluted EPS). We believe that Adjusted Diluted EPS and Adjusted Income are useful measures for evaluating our ability to generate earnings and that providing these measures should allow interested persons to more readily compare the earnings for past and future periods. Reconciliations of Adjusted EBITDA, Adjusted Income, and Adjusted Diluted EPS to their most directly comparable U.S. GAAP financial measures, net income and net income per share of common stock - diluted, respectively, are presented below.
Adjusted EBITDA, Adjusted Income, and Adjusted Diluted EPS are not substitutes for the U.S. GAAP measures of net income, and net income per share of common stock - diluted or for any other U.S. GAAP measures of operating performance. It should be noted that other companies may present similarly titled measures differently, and therefore, as presented by us, these measures may not be comparable to similarly titled measures reported by other companies. Adjusted EBITDA, Adjusted Income, and Adjusted Diluted EPS have material limitations as performance measures because they exclude items that are actually incurred or experienced in connection with the operation of our business.

The following table reconciles net income to Adjusted EBITDA (dollar amounts in millions):

	Three Months Ended March 31,
	2025	2024
Net income	$91	$108
Provision for income taxes	26	41
Depreciation and amortization	35	31
Stock-based compensation expense	5	6
Other operating credits and charges, net	2	—
Business exit credits	—	(1)
Interest expense	3	4
Investment income	(4)	(6)
Other non-operating items	5	(1)
Adjusted EBITDA	$162	$182
ADJUSTED EBITDA BY SEGMENT
Siding	$106	$90
OSB	54	90
LPSA	12	10
Other	(10)	(8)
Adjusted EBITDA	$162	$182
The following table provides the reconciliation of net income to Adjusted Income (dollar amounts in millions, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Net income per share of common stock - diluted	$1.30	$1.48

Net income	$91	$108
Other operating credits and charges, net	2	—
Business exit credits	—	(1)
Reported tax provision	26	41
Adjusted income before tax	119	148
Normalized tax provision at 25%	(30)	(37)
Adjusted Income	$89	$111
Diluted shares outstanding	70	72
Adjusted Diluted EPS	$1.27	$1.53
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
The following table sets forth housing starts for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Housing starts[1]:
Single-Family	228	241
Multi-Family	89	80
	317	321
1 Actual U.S. housing starts data, in thousands, reported by the U.S. Census Bureau as published through April 17, 2025.
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
The following table sets forth sales volumes for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025				Three Months Ended March 31, 2024
Sales Volume	Siding	OSB	LPSA	Total	Siding	OSB	LPSA	Total
Siding Solutions (MMSF)	434	—	11	445	399	—	12	411
OSB - Structural Solutions (MMSF)	—	398	151	549	—	443	130	573
OSB - commodity (MMSF)	—	426	—	426	—	415	—	415

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
OEE for the three months ended March 31, 2025, and 2024, for each of our segments is listed below:

	Three Months Ended March 31,
	2025	2024
Siding	76%	78%
OSB	77%	78%
LPSA	67%	76%
Results of Operations
Our results of operations for each of our segments are discussed below, as are the results of operations for the “Other” category, which comprises other products that are not individually significant. See "Note 15. Selected Segment Data" of the Notes to the Condensed Consolidated Financial Statements included in "Item 1. Financial Statements" of this quarterly report on Form 10-Q for further information regarding our segments.
Siding
The Siding segment serves diverse end markets with a broad product portfolio of engineered wood siding, trim, soffit, and fascia, including LP® SmartSide® Trim & Siding, LP® SmartSide® ExpertFinish® Trim & Siding, LP BuilderSeries® Lap Siding, and LP® Outdoor Building Solutions® (collectively referred to as Siding Solutions).
Segment net sales and Adjusted EBITDA for this segment were as follows (dollar amounts in millions):

	Three Months Ended March 31,
	2025	2024	% Change
Net sales	$402	$361	11%
Adjusted EBITDA	106	90	17%
Net sales in this segment by product line were as follows (dollar amounts in millions):

	Three Months Ended March 31,
	2025	2024	% Change
Siding Solutions	$400	$359	11%
Other	3	2	43%
Total	$402	$361	11%

Percent changes in average net sales prices and unit shipments for the three months ended March 31, 2025, compared to the corresponding period in 2024, were as follows:

	Three Months Ended March 31, 2025 versus 2024
	Average Net Selling Price	Unit Shipments
Siding Solutions	2%	9%
Strong order files and price realization resulted in higher net sales versus prior year. ExpertFinish products accounted for 10% of volume and 15% of net sales in the three months ended March 31, 2025, contributing to this favorable mix. The increase in Adjusted EBITDA of $16 million reflects the impacts of the net sales increase offset by investments in sales and marketing and $2 million of tariff impact.
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
Segment net sales and Adjusted EBITDA for this segment were as follows (dollar amounts in millions):

	Three Months Ended March 31,
	2025	2024	% Change
Net sales	$267	$313	(15)%
Adjusted EBITDA	54	90	(40)%
Net sales in this segment by product line were as follows (dollar amounts in millions):

	Three Months Ended March 31,
	2025	2024	% Change
OSB - Structural Solutions	$143	$174	(18)%
OSB - commodity	120	134	(11)%
Other	5	5	(9)%
Total	$267	$313	(15)%
Percent changes in average net sales prices and unit shipments for the three months ended March 31, 2025, compared to the corresponding period in 2024, were as follows:

	Three Months Ended March 31, 2025 versus 2024
	Average Net Selling Price	Unit Shipments
OSB - Structural Solutions	(9)%	(10)%
OSB - commodity	(13)%	3%
First quarter 2025 net sales for the OSB segment decreased year-over-year by $46 million (or 15%), reflecting a $32 million decrease from lower OSB selling prices and a $13 million decrease in sales volumes.

Adjusted EBITDA for the three months ended March 31, 2025 decreased year-over-year by $36 million, primarily reflecting the impact of lower OSB prices and volumes.
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
Segment net sales and Adjusted EBITDA for this segment were as follows (dollar amounts in millions):

	Three Months Ended March 31,
	2025	2024	% Change
Net sales	$52	$47	11%
Adjusted EBITDA	12	10	22%
Net sales in this segment by product were as follows (dollar amounts in millions):

	Three Months Ended March 31,
	2025	2024	% Change
OSB - Structural Solutions	$44	$38	16%
Siding	7	7	4%
Other	—	2	(73)%
Total	$52	$47	11%
Percent changes in average net sales price and unit shipments for the three months ended March 31, 2025, compared to the corresponding period in 2024, were as follows:

	Three Months Ended March 31, 2025 versus 2024
	Average Net Selling Price	Unit Shipments
OSB - Structural Solutions	(1)%	17%
Siding	6%	(2)%
The year-over-year net sales and Adjusted EBITDA increases for the three months ended March 31, 2025 reflect higher sales volumes offset by unfavorable currency fluctuations.
Other
Our other products segment includes other minor products, services, and closed operations, which do not qualify as discontinued operations. Additionally, this segment includes corporate expenses that are not allocated, such as general administrative costs and stock-based compensation. During 2024, the equity method investment held by Entekra Holdings LLC, our off-site framing operation, sold substantially all of its net assets. Other net sales were $2 million for the three months ended March 31, 2025, as compared to $3 million for the corresponding period in 2024. Adjusted EBITDA was $(10) million for the three months ended March 31, 2025, as compared to $(8) million for the corresponding period in 2024.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses were $75 million for the three months ended March 31, 2025, compared to $69 million for the corresponding period in 2024. The year-over-year increase in selling, general, and administrative expenses was driven by higher employee compensation and marketing expenses.

Income Taxes
We recognized an estimated tax provision of $26 million in the three months ended March 31, 2025, as compared to $41 million for the corresponding period in 2024. Each quarter the income tax accrual is adjusted to the latest estimate and the difference from the previously accrued year-to-date balance is recorded in the current quarter. For the three months ended March 31, 2025, and 2024, the primary differences between the U.S. statutory rate of 21% and the total effective tax rates of 22% and 28%, respectively, relate to state income tax and inflationary and foreign currency exchange adjustments.
Legal and Environmental Matters
For a discussion of legal and environmental matters involving us and the potential impact thereof on our financial position, results of operations, and cash flows, see Items 3, 7, and 8 in our 2024 Annual Report on Form 10-K and "Note 12. Commitments and Contingencies" of the Notes to the Condensed Consolidated Financial Statements included in "Item 1. Financial Statements" of this quarterly report on Form 10-Q.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity are existing cash and investment balances, cash generated by our operations, and our ability to borrow under such credit facilities as we may have in effect from time to time. We assess our liquidity in terms of our ability to generate cash to fund our short- and long-term cash requirements. As such, we project our anticipated cash requirements as well as cash flows generated from operating activities to meet those needs. We anticipate long-term cash uses may also include strategic acquisitions. On a long-term basis, we expect to rely on our credit facilities in effect from time to time for any long-term funding not provided by operating cash flows. We may also, from time to time, issue and sell equity, debt, or hybrid securities or engage in other capital market transactions.
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
Operating Activities
During the three months ended March 31, 2025 and 2024, cash provided by operations was $64 million and $105 million, respectively. The decrease in cash provided by operations was primarily related to lower net income and changes in working capital.
Investing Activities
During the three months ended March 31, 2025 and 2024, cash used in investing activities was $64 million and $41 million, respectively, relating to capital expenditures. The year-over-year increase in capital expenditures was primarily related to higher spend on growth and sustaining maintenance projects in the current year.
Capital expenditures in 2025 are expected to be approximately $410 million. We expect to fund our short-term and long-term capital expenditures in 2025 through cash on hand, cash generated from operations, and available borrowing under our Amended Credit Facility, as necessary.
Financing Activities
During the three months ended March 31, 2025, cash used in financing activities was $87 million, which includes $61 million to repurchase shares of LP common stock under the 2024 Share Repurchase Program (defined below).

Additionally, we paid cash dividends of $20 million and used $5 million to repurchase stock from employees in connection with income tax withholding requirements associated with our employee stock-based compensation plans. In connection with other financing activities, we paid $2 million of debt issuance costs related to the amendment of our credit facility.
During the three months ended March 31, 2024, cash used in financing activities was $39 million, which includes $19 million of dividend payments and $6 million of stock repurchases from employees in connection with income tax withholding requirements associated with our employee stock-based compensation plans. Additionally, during this period we used $13 million to repurchase shares of LP common stock under the share repurchase program authorized by LP's Board of Directors in May 2022.
Credit Facility and Letter of Credit Facility
In November 2022, LP entered into the Credit Agreement with American AgCredit, PCA, as administrative agent, CoBank, ACB, as letter of credit issuer, and the lenders and the guarantors from time to time party thereto relating to its revolving credit facility. On March 26, 2025, LP entered into the First Amendment with American AgCredit, PCA, as administrative agent, CoBank, ACB, as letter of credit issuer, and the lenders and voting participants party thereto, which amends the Credit Agreement. The First Amendment amended the Credit Agreement (the Amended Credit Agreement) to (1) increase the aggregate principal amount for the credit facility from $550 million to $750 million, (2) increase the sub-limit for letters of credit from $60 million to $75 million, (3) change the interest rate for revolving borrowing, (4) change the capitalization ratio limit, and (5) extend the maturity date to March 26, 2032. As of March 31, 2025, there were no outstanding borrowings pursuant to the Amended Credit Facility.
The Amended Credit Agreement contains various restrictive covenants and customary events of default. The breach of restrictive covenants or the occurrence of any other event of default under the Amended Credit Agreement could result in the acceleration of our obligation to repay the indebtedness outstanding thereunder. The Amended Credit Agreement also contains financial covenants that require us and our consolidated subsidiaries to have, as of the end of each quarter, a capitalization ratio (i.e., funded debt less unrestricted cash to total capitalization) of no more than 65%. As of March 31, 2025, we were in compliance with all financial covenants under the Amended Credit Agreement.
In May 2024, LP entered into a new letter of credit facility agreement, replacing the letter of credit facility agreement dated May 2020. This agreement provides for the funding of letters of credit up to an aggregate outstanding amount of $20 million, which may be secured by certain cash collateral of LP (the Letter of Credit Facility). The Letter of Credit Facility provides for a letter of credit fee, due quarterly, ranging from 1.000% to 1.875% of the daily available amount to be drawn on each letter of credit issued under the Letter of Credit Facility. The Letter of Credit Facility is subject to similar affirmative, negative, and financial covenants as those set forth in the Amended Credit Agreement, including the capitalization ratio covenant. All amounts outstanding under the Letter of Credit Facility become due on April 15, 2029. As of March 31, 2025, we were in compliance with all covenants under the Letter of Credit Facility.
Other Liquidity Matters
Off-Balance Sheet Arrangements
As of March 31, 2025, we had standby letters of credit of $14 million outstanding related to collateral for environmental impact on owned properties, a deposit for a forestry license, and insurance collateral, including workers' compensation.
Potential Impairments
We review the carrying values of our long-lived assets for potential impairments and believe we have adequate support for the carrying value of each of these assets based upon the anticipated cash flows that result from our estimates of future demand, pricing, and production costs, assuming certain levels of planned capital expenditures. However, if demand and pricing for our products fall to levels significantly below cycle average demand and pricing, should we decide to invest capital in alternative projects, or should changes occur related to our wood supply for our mills, it is possible that future impairment charges will be required. No impairment was recognized during the three-months ended March 31, 2025.

We also review from time to time potential dispositions of various assets, considering current and anticipated economic and industry conditions, our strategic plan, and other relevant factors. Because a determination to dispose of particular assets can require management to make assumptions regarding the transaction structure of the disposition and to estimate the net sales proceeds, which may be less than previous estimates of undiscounted future net cash flows, we may be required to record impairment charges in connection with decisions to dispose of such assets.

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
Commodity Price Risk
Some of our products are sold as commodities, and therefore sales prices fluctuate daily based on market factors over which we have little or no control. The most significant commodity product we sell is OSB. There have been no material changes to the assumed production capacity and annual average price sensitivity for OSB previously disclosed under the caption “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our 2024 Annual Report on Form 10-K. We historically have not entered into material commodity futures and swaps, although we may do so in the future.
Interest Rate Risk
We could be exposed to market risk associated with changes in interest rates on our variable rate credit facility. As of March 31, 2025, there were no outstanding borrowings under our Amended Credit Facility. We do not currently have any derivative or hedging arrangements, or other known exposures, to changes in interest rates. There have been no material changes to the interest rate sensitivity analysis previously disclosed under the caption “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our 2024 Annual Report on Form 10-K.

ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of March 31, 2025, our Chief Executive Officer and Chief Financial Officer carried out, with the participation of the Company's management, a review and evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2025, LP’s disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter, ended March 31, 2025, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II-OTHER INFORMATION
ITEM 1LEGAL PROCEEDINGS
The description of certain legal and environmental matters involving LP set forth in "Item 1. Financial Statements" of this quarterly report on Form 10-Q under "Note 12. Commitments and Contingencies" of the Notes to the Condensed Consolidated Financial Statements contained herein is incorporated herein by reference.
ITEM 1A.RISK FACTORS
In addition to the other information set forth in this quarterly report on Form 10-Q, an investor should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” of the Company’s 2024 Annual Report on Form 10-K. There have been no material changes to the risk factors previously disclosed under the caption "Item 1A. Risk Factors" in Part I of our 2024 Annual Report on Form 10-K.
The risks described in our 2024 Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also materially adversely affect our business, financial condition, operating results, or cash flows.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In May 2024, our Board of Directors authorized a share repurchase program under which LP was authorized to repurchase up to $250 million (the 2024 Share Repurchase Program) of its outstanding common stock. During the quarter ended March 31, 2025, we repurchased 563,158 shares of our common stock at an average price of $108.55 per share through market purchases pursuant to the 2024 Share Repurchase Program. At March 31, 2025, we had an aggregate of $177 million of repurchase authorization remaining under the 2024 Share Repurchase Program. LP may initiate, discontinue, or resume purchases of its common stock under the 2024 Share Repurchase Program in the open market, in block, and in privately negotiated transactions, including under Rule 10b5-1 plans, at times and in such amounts as management deems appropriate without prior notice, subject to market and business conditions, regulatory requirements, and other factors.
The following amount of our common stock was repurchased under this authorization during the quarter ended March 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Purchase Plans or Programs[1]	Approximate Dollar Value of Shares Available for Repurchase Under the Plans of Programs (in millions)
January 1 - January 31, 2025	305,923	$111.43	305,923	$204
February 1 - February 28, 2025	147,401	$115.60	147,401	$187
March 1 - March 31, 2025	109,834	$91.05	109,834	$177
Total for First Quarter 2025	563,158	$108.55	563,158
1 On May 7, 2024, LP’s Board of Directors authorized the 2024 Share Repurchase Program under which LP may repurchase shares of its common stock totaling up to $250 million. As of March 31, 2025, LP had an aggregate of $177 million of repurchase authorization remaining under the 2024 Share Repurchase Program.
ITEM 5.OTHER INFORMATION
None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended March 31, 2025.

ITEM 6.EXHIBITS

3.1	Second Amended and Restated Bylaws of Louisiana-Pacific Corporation. Incorporated herein by reference to Exhibit 3.1 to LP's Current Report on Form 8-K, filed on February 14, 2025.

10.1
First Amendment to Second Amended and Restated Credit Agreement, dated March 26, 2025, among the Company, as borrower, American AgCredit PCA, as administrative agent, CoBank, ACB, as letter of credit issuer and the lenders and voting participants party thereto. Incorporated herein by reference to Exhibit 10.1 to LP’s Current Report on Form 8-K, filed on March 28, 2025.

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

LOUISIANA-PACIFIC CORPORATION

Date:	May 6, 2025	BY:	/s/ W. Bradley Southern
W. Bradley Southern
Chief Executive Officer

Date:	May 6, 2025	BY:	/s/ Alan J.M. Haughie
Alan J.M. Haughie
Executive Vice President and
Chief Financial Officer