Form 10-Q
period 2025-06-30
LOUISIANA-PACIFIC CORP
filed 2025-08-06
CIK 60519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 69,640,961 shares of common stock, $1 par value per share, outstanding as of August 4, 2025.
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
The following statements are or may constitute forward-looking statements: statements preceded by, followed by or that include words like “may,” “will,” “could,” “should,” “believe,” “expect,” “anticipate,” “assume,” “intend,” “plan,” “estimate,” “project,” “target,” “potential,” “continue,” “likely,” or “future,” as well as similar expressions, or the negative or other variations thereof. Forward-looking statements include other statements regarding matters that are not historical facts, including without limitation, plans for product development, forecasts of future costs and expenditures, possible outcomes of legal proceedings, capacity expansion and other growth initiatives, the adequacy of reserves for loss contingencies, and any statements regarding the Company's financial outlook.
Factors that could cause actual results to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:
•changes in governmental fiscal, trade, and monetary policies, including the imposition of higher or new tariffs, trade barriers, and levels of employment;
•changes in general and global economic conditions, including impacts from rising inflation, supply chain disruptions, new, ongoing, or escalated geopolitical or military conflicts or tensions including the conflict between Russia and Ukraine, the conflicts in the Middle East, tensions between the United States and China, and tensions between China and Taiwan;
•the commodity nature of a segment of our products and the prices for those products, which are determined in significant part by external factors such as total industry capacity and wider industry cycles affecting supply and demand trends;
•changes in the cost and availability of capital;
•changes in the cost and availability of financing for home mortgages;
•changes in the level of home construction and repair and remodel activity, including as a result of labor shortages;
•changes in competitive conditions and prices for our products;
•changes in the relationship between supply of and demand for building products;
•changes in the financial or business conditions of third-party wholesale distributors and dealers of building products;
•changes in prices and the relationship between the supply of and demand for raw materials, including wood fiber and resins, used in manufacturing our products;
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

PART I - FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
Condensed Consolidated Statements of Income
Amounts in millions, except per share amounts
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	$755	$814	$1,478	$1,539
Cost of sales	(577)	(551)	(1,103)	(1,062)
Gross profit	178	263	375	477
Selling, general, and administrative expenses	(79)	(71)	(154)	(140)
Loss on impairment	(17)	—	(17)	—
Other operating credits and charges, net	(2)	2	(4)	3
Income from operations	80	194	200	339
Interest expense	(4)	(4)	(7)	(8)
Investment income	4	6	8	11
Other non-operating income (expense)	(7)	5	(12)	6
Income before income taxes	73	201	189	349
Provision for income taxes	(19)	(53)	(45)	(94)
Equity in unconsolidated affiliate	—	12	1	12
Net income	$54	$160	$145	$267

Net income per share of common stock:
Basic	$0.77	$2.23	$2.08	$3.72
Diluted	$0.77	$2.23	$2.07	$3.71

Average shares of common stock used to compute net income per share:
Basic	70	72	70	72
Diluted	70	72	70	72
The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income
Amounts in millions
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$54	$160	$145	$267
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	6	(4)	18	(20)
Comprehensive income	$60	$156	$163	$248
The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets
Amounts in millions, except per share amounts
(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$333	$340
Receivables, net of allowance for doubtful accounts of $1 as of June 30, 2025 and December 31, 2024	168	131
Inventories	370	357
Prepaid expenses and other current assets	24	27
Total current assets	895	855

Property, plant, and equipment, net	1,639	1,592
Timber and timberlands	25	29
Operating lease assets, net	23	25
Goodwill and other intangible assets	25	26
Investments in and advances to affiliates	18	17
Other assets	23	20
Deferred tax asset	7	4
Total assets	$2,656	$2,569

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$290	$287
Income taxes payable	25	11
Total current liabilities	315	299

Long-term debt	348	348
Deferred income taxes	148	145
Non-current operating lease liabilities	22	24
Contingency reserves, excluding current portion	26	27
Other long-term liabilities	55	57
Total liabilities	$914	$899

Stockholders’ equity:
Common stock, $1 par value per share, 200 shares authorized; 85 shares issued and 70 shares issued and outstanding, respectively, as of June 30, 2025; and 86 shares issued and 70 shares issued and outstanding, respectively, as of December 31, 2024	85	86
Additional paid-in capital	488	478
Retained earnings	1,659	1,615
Treasury stock, 15 shares and 16 shares at cost as of June 30, 2025 and December 31, 2024, respectively	(386)	(386)
Accumulated comprehensive loss	(104)	(122)
Total stockholders’ equity	1,742	1,671
Total liabilities and stockholders’ equity	$2,656	$2,569
The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows
Amounts in millions
(Unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$145	$267
Adjustments to net income:
Depreciation and amortization	70	62
Loss on impairment	17	—
Stock-based compensation expense	12	11
Deferred taxes	(4)	4
Foreign currency remeasurement and transaction loss (gain)	7	(5)
Other adjustments, net	2	(16)
Changes in assets and liabilities (net of acquisitions and divestitures):
Receivables	(37)	(33)
Inventories	(18)	1
Prepaid expenses and other current assets	6	(11)
Accounts payable and accrued liabilities	4	16
Income taxes payable, net of receivables	21	21
Net cash provided by operating activities	226	317
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant, and equipment additions	(132)	(77)
Other investing activities, net	—	16
Net cash used in investing activities	(132)	(61)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of cash dividends	(39)	(37)
Repurchase of common stock	(61)	(115)
Other financing activities	(4)	(5)
Net cash used in financing activities	(105)	(157)
EFFECT OF EXCHANGE RATE ON CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	3	(3)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(7)	95
Cash, cash equivalents, and restricted cash at beginning of period	340	222
Cash, cash equivalents, and restricted cash at end of period	$333	$317

Supplemental cash flow information:
Cash paid for income taxes, net	$28	$69
Cash paid for interest, net	$7	$7
Unpaid capital expenditures	$26	$10
The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Stockholders’ Equity
Amounts in millions, except per share amounts
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	86	$86	16	$(386)	$478	$1,615	$(122)	$1,671
Net Income	—	—	—	—	—	91	—	91
Dividends paid ($0.28 per share)	—	—	—	—	—	(20)	—	(20)
Issuance of shares under stock plans	—	—	—	3	(3)	—	—	—
Taxes paid related to net settlement of stock-based awards	—	—	—	(5)	—	—	—	(5)
Purchase of stock	(1)	(1)	—	—	—	(61)	—	(62)
Compensation expense associated with stock-based compensation	—	—	—	—	5	—	—	5
Other comprehensive income	—	—	—	—	—	—	12	12
Balance, March 31, 2025	85	$85	15	$(388)	$480	$1,625	$(110)	$1,692
Net Income	—	—	—	—	—	54	—	54
Dividends paid ($0.28 per share)	—	—	—	—	—	(19)	—	(19)
Issuance of shares under stock plans	—	—	—	2	1	—	—	3
Taxes paid related to net settlement of stock-based awards	—	—	—	(1)	—	—	—	(1)
Purchase of stock	—	—	—	—	—	—	—	—
Compensation expense associated with stock-based compensation	—	—	—	—	7	—	—	7
Other comprehensive income	—	—	—	—	—	—	6	6
Balance, June 30, 2025	85	$85	15	$(386)	$488	$1,659	$(104)	$1,742

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2023	88	$88	16	$(386)	$465	$1,479	$(89)	$1,557
Net Income	—	—	—	—	—	108	—	108
Dividends paid ($0.26 per share)	—	—	—	—	—	(19)	—	(19)
Issuance of shares under stock plans	—	—	—	6	(6)	—	—	—
Taxes paid related to net settlement of stock-based awards	—	—	—	(6)	—	—	—	(6)
Purchase of stock	—	—	—	—	—	(13)	—	(13)
Compensation expense associated with stock-based compensation	—	—	—	—	6	—	—	6
Other comprehensive loss	—	—	—	—	—	—	(15)	(15)
Balance, March 31, 2024	88	$88	16	$(386)	$465	$1,555	$(104)	$1,617
Net Income	—	—	—	—	—	160	—	160
Dividends paid ($0.26 per share)	—	—	—	—	—	(19)	—	(19)
Issuance of shares under stock plans	—	—	—	1	1	—	—	3
Taxes paid related to net settlement of stock-based awards	—	—	—	—	—	—	—	—
Purchase of stock	(1)	(1)	—	—	—	(101)	—	(103)
Compensation expense associated with stock-based compensation	—	—	—	—	4	—	—	4
Other comprehensive loss	—	—	—	—	—	—	(4)	(4)
Balance, June 30, 2024	87	$87	16	$(385)	$471	$1,595	$(109)	$1,658
The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of Operations
Louisiana-Pacific Corporation and our subsidiaries are a leading provider of high-performance building solutions that meet the demands of builders, remodelers, and homeowners worldwide. Serving the new home construction, repair and remodeling, and outdoor structures markets, we have leveraged our expertise to become an industry leader known for innovation, quality, reliability, and sustainability. The principal customers for our building solutions are retailers, wholesalers, and home building and industrial businesses in North America and South America, and we make limited sales to customers in Asia, Australia, and Europe. The Company operates over 20 manufacturing facilities across the U.S., Canada, Chile, and Brazil, in certain cases through foreign subsidiaries. References to "LP," the "Company," "we," "our," and "us" refer to Louisiana-Pacific Corporation and its consolidated subsidiaries as a whole.
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
As noted in the segment reporting information in “Note 15. Selected Segment Data” below, our reportable segments are Siding, Oriented Strand Board (OSB), and LP South America (LPSA). The following tables present our reportable segment revenues, disaggregated by revenue source (dollar amounts in millions):

	Three Months Ended June 30, 2025
By product type and family:	Siding	OSB	LPSA	Other	Total
Value-add
Siding Solutions	$458	$—	$5	$—	$463
OSB - Structural Solutions	—	143	37	—	180
	458	143	42	—	643
Commodity
OSB - commodity	—	104	—	—	104
Other
Other products	2	3	1	2	8
	$460	$250	$43	$2	$755

	Three Months Ended June 30, 2024
By product type and family:	Siding	OSB	LPSA	Other	Total
Value-add
Siding Solutions	$413	$—	$4	$—	$417
OSB - Structural Solutions	—	197	41	—	238
	413	197	45	—	655
Commodity
OSB - commodity	—	149	—	—	149
Other
Other products	2	4	1	2	10
	$415	$351	$46	$2	$814

	Six Months Ended June 30, 2025
By product type and family:	Siding	OSB	LPSA	Other	Total
Value-add
Siding Solutions	$857	$—	$13	$—	$870
OSB - Structural Solutions	—	286	81	—	367
	857	286	94	—	1,237
Commodity
OSB - commodity	—	224	—	—	224
Other
Other products	5	7	1	4	17
	$862	$517	$95	$4	$1,478

	Six Months Ended June 30, 2024
By product type and family:	Siding	OSB	LPSA	Other	Total
Value-add
Siding Solutions	$772	$—	$11	$—	$783
OSB - Structural Solutions	—	371	79	—	451
	772	371	90	—	1,234
Commodity
OSB - commodity	—	283	—	—	283
Other
Other products	4	9	3	5	22
	$776	$664	$93	$5	$1,539
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
The following table sets forth the computation of basic and diluted earnings per share (dollar and share amounts in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net Income	$54	$160	$145	$267

Weighted average common shares outstanding - basic	70	72	70	72
Dilutive effect of employee stock plans	—	—	—	—
Shares used for diluted earnings per share	70	72	70	72
Net income per share of common stock:
Basic	$0.77	$2.23	$2.08	$3.72
Diluted	$0.77	$2.23	$2.07	$3.71
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
The net carrying value of the 3.625% Senior Notes due in 2029 (2029 Senior Notes) was $348 million as of June 30, 2025 and December 31, 2024. Based on market quotations, the fair value of the 2029 Senior Notes was estimated to be $333 million and $323 million as of June 30, 2025 and December 31, 2024, respectively. The 2029 Senior Notes and other long-term debt are categorized as Level 1 in the U.S. GAAP fair value hierarchy. Fair values are based on trading activity among the Company’s lenders and the average bid and ask price is determined using published rates.
In March 2025, LP entered into the First Amendment to Second Amended and Restated Credit Agreement (the First Amendment) with American AgCredit, PCA, as administrative agent, CoBank, ACB, as letter of credit issuer, and the lenders and voting participants party thereto, which amends that certain Second Amended and Restated Credit Agreement (the Credit Agreement) that was entered into in November 2022. The First Amendment amended the Credit Agreement to (1) increase the aggregate principal amount for the credit facility (the Amended Credit Facility) from $550 million to $750 million, (2) increase the sub-limit for letters of credit from $60 million to $75 million, (3) change the interest rate for revolving borrowing, (4) change the capitalization ratio limit, and (5) extend the maturity date to March 26, 2032. As of June 30, 2025, there were no outstanding borrowings pursuant to the Amended Credit Facility.
NOTE 5. RECEIVABLES
Receivables consisted of the following (dollar amounts in millions):

	June 30, 2025	December 31, 2024
Trade receivables	$146	$100
Income tax receivable	5	12
Other receivables	18	21
Allowance for doubtful accounts	(1)	(1)
Total Receivables	$168	$131
Trade receivables are primarily generated by sales of our products to our wholesale and retail customers. Other receivables as of June 30, 2025, and December 31, 2024, primarily consisted of sales tax receivables, vendor rebates, and other miscellaneous receivables.

NOTE 6. INVENTORIES
Inventories are valued at the lower of cost or net realizable value. Inventory cost includes materials, labor, and operating overhead. The first-in, first-out or average cost methods are used to value our inventories as of June 30, 2025. Inventory consisted of the following (dollar amounts in millions):

	June 30, 2025	December 31, 2024
Logs	$56	$64
Other raw materials	45	41
Semi-finished inventories	31	33
Finished products	238	220
Total Inventories	$370	$357
NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and indefinite-lived intangible assets are not amortized and are subject to assessment for impairment by applying a fair value-based test on an annual basis, or more frequently if circumstances indicate a potential impairment. The Company’s annual assessment date is October 1.
Changes in goodwill and other intangible assets for the six months ended June 30, 2025 are provided in the following table (dollar amounts in millions):

	Timber Licenses[1]	Goodwill	Developed Technology
Beginning balance December 31, 2024	$23	$19	$7
Amortization	(1)	—	(1)
Ending balance June 30, 2025	$22	$19	$6
1 Timber licenses are included in timber and timberlands on the Condensed Consolidated Balance Sheets.
The Company regularly evaluates the estimated useful lives of its definite-lived intangible assets. During the quarter ended June 30, 2025, the Company revised its estimate of the useful lives of its developed technology to better reflect the period over which the asset is expected to be utilized. The developed technology previously had a remaining useful life of ten years and is now being amortized over a revised useful life of one year. This revision in estimate resulted in a quarterly increase of $2 million in amortization expense.
NOTE 8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities were as follows (dollars amounts in millions):

	June 30, 2025	December 31, 2024
Trade accounts payable	$156	$139
Salaries and wages payable	57	80
Accrued customer incentives	51	48
Taxes other than income taxes	9	4
Current portion of operating lease liabilities	8	8
Other accrued liabilities	9	9
Total Accounts payable and accrued liabilities	$290	$287
Other accrued liabilities at June 30, 2025, and December 31, 2024, primarily consisted of accrued interest, worker compensation liabilities, and warranty reserves. Additionally, trade accounts payable included $26 million and $32 million related to capital expenditures that had not yet been paid as of June 30, 2025, and December 31, 2024, respectively.

NOTE 9. INCOME TAXES
For interim periods, income tax expense is recognized by applying the estimated annual effective tax rate to year-to-date results, unless doing so does not yield a reliable estimate. Each period, the income tax accrual is updated based on the latest estimate, and any difference from the previously accrued year-to-date balance is recorded in the current quarter. Changes in profitability estimates across jurisdictions may affect quarterly effective tax rates.
The provision for income taxes for the six months ended June 30, 2025, and 2024, reflected estimated annual effective tax rates of 26% and 25%, respectively, excluding discrete items discussed below. The total tax provision for the three and six months ended June 30, 2025, was $19 million and $45 million, respectively, compared to $53 million and $94 million for the corresponding periods in 2024, respectively. The effective tax rate, including discrete items, for the three and six months ended June 30, 2025, was 26% and 24%, respectively, compared to 25% and 26% for the comparable periods in 2024.
During the six months ended June 30, 2025, a net discrete tax benefit of $4 million was recognized, compared to a net discrete tax expense of $4 million for the same period in 2024. The benefit in the current year was primarily attributable to inflationary and foreign currency exchange-related effects, as well as stock-based compensation. The prior year's expense was mainly driven by similar inflationary and foreign currency exchange-related impacts.
In 2021, the Organization for Economic Cooperation and Development (OECD) announced an Inclusive Framework on Base Erosion and Profit Shifting, including the Pillar Two Model Rules (Pillar Two), applicable to large multinational corporations. These rules establish a global per-country minimum tax of 15%. Although, the United States has not enacted legislation to adopt the Pillar Two framework, and future adoption remains uncertain, certain countries where operations are conducted have enacted such legislation.
Specifically, the Canadian government enacted legislation in 2024 implementing aspects of the OECD’s minimum tax rules under the Pillar Two framework, effective for the 2024 fiscal year, and proposed additional legislation to implement further aspects effective in the 2025 fiscal year. Additionally, in 2024, the Brazilian Congress approved legislation-effective in 2025-that is largely aligned with certain aspects of the OECD’s minimum tax rules under the Pillar Two framework. To date, no other jurisdictions in which LP operates have enacted Pillar Two legislation. At this time, Pillar Two legislation is not expected to have a material impact on the Company's effective tax rate, consolidated results of operations, financial position, or cash flows. The Company will continue to monitor future developments related to Pillar Two legislation to assess any potential impact in the relevant jurisdictions.
On July 4, 2025, H.R. 1, a bill to provide for reconciliation pursuant to title II of H. Con. Res. 14, informally known as the “One Big Beautiful Bill Act” (OBBBA) was enacted in the U.S. The OBBBA includes significant provisions, such as permanent extension of certain expiring elements of the Tax Cuts and Jobs Act of 2017, modifications to the international tax framework, and the restoration of favorable tax treatment for specific business provisions. Certain provisions are effective in 2025, while others will be implemented through 2027. Given that the legislation was signed into law after the close of the second quarter, its impacts are not included in the operating results for the six months ended June 30, 2025. The potential effects on the consolidated financial statements are currently under evaluation.

NOTE 10. OTHER OPERATING AND NON-OPERATING ITEMS
Other operating credits and charges, net
Other operating credits and charges, net, is comprised of the following components (dollar amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Reorganization charges	$(3)	$(1)	$(5)	$(3)
Legal settlement	—	—	—	3
Loss on asset disposal	—	—	(1)	—
Other	2	3	2	3
Other operating credits and charges, net	$(2)	$2	$(4)	$3
Other non-operating items
Other non-operating items is comprised of the following components (dollar amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Foreign currency gain (loss)	$(7)	$5	$(12)	$6
Other non-operating items	$(7)	$5	$(12)	$6
NOTE 11. IMPAIRMENT OF LONG-LIVED ASSETS
The carrying values of our long-lived assets are reviewed for potential impairments, and adequate support is believed by management to exist for each asset's carrying value based on anticipated cash flows derived from estimates of future demand, pricing, and production costs, assuming certain levels of planned capital expenditures. However, if demand and pricing for our products decline significantly below cycle-average levels, if capital is allocated to alternative projects, or if changes occur in the wood supply for mills, future impairment charges may be required.
Potential asset dispositions are also periodically reviewed, taking into account current and anticipated economic and industry conditions, the strategic plan, and other relevant factors. A decision to dispose of specific assets may require assumptions regarding the transaction structure of the disposition to estimate the net sales proceeds, which could be lower than prior estimates of undiscounted future net cash flows. As a result, impairment charges may be necessary in connection with such dispositions.
During the second quarter of 2025, $17 million in non-cash, pre-tax impairment charges were recorded. These included $11 million related to acquired equipment that will not be utilized in future operations, $4 million related to property, plant, and equipment associated with a facility closure, and $2 million primarily related to an operating lease asset associated with a previously closed facility.

NOTE 12. COMMITMENTS AND CONTINGENCIES
Reserves for various contingent liabilities were as follows (dollar amounts in millions):

	June 30, 2025	December 31, 2024
Environmental reserves	$27	$28
Total contingencies	27	28
Current portion (included in Accounts payable and accrued liabilities)	(1)	(1)
Long-term portion	$26	$27
Estimates of loss contingencies are based on various assumptions and judgments. Due to the numerous uncertainties and variables associated with these assumptions and judgments, both the precision and reliability of the resulting estimates are subject to substantial uncertainty. Estimated exposure to contingencies is regularly monitored, and as additional information becomes available, estimates may change significantly. Although no estimate of the range of any such change can be made at this time, the amount ultimately paid in connection with these matters could materially exceed, in either the near term or the longer term, the amounts accrued to date. Estimates of loss contingencies do not reflect potential future recoveries from insurance carriers, except to the extent that recovery is deemed probable based on an insurer’s agreement to payment terms.
Environmental Matters
A reserve is maintained for undiscounted estimated environmental loss contingencies. This reserve primarily covers estimated future costs for the remediation of hazardous or toxic substances at various sites currently or previously owned by the Company. Estimates of environmental loss contingencies are based on a range of assumptions and judgments, which vary depending on the specific facts and circumstances of each case. These estimates typically reflect management's assumptions regarding the probable nature, magnitude, and timing of required investigation, remediation, and/or monitoring activities, as well as the probable costs associated with those activities. In some cases, estimates also consider the obligation, willingness, or ability of third parties to bear a proportionate or allocated share of the costs.
Due to the numerous uncertainties and variables associated with these assumptions and judgments-as well as the potential effects of changes in governmental regulations and environmental technologies-the precision and reliability of the resulting estimates are subject to substantial uncertainty. Estimated exposure to environmental loss contingencies is regularly monitored, and estimates may be revised significantly as additional information becomes available.
Other Proceedings
From time to time, the Company and its subsidiaries are parties to certain legal proceedings arising in our ordinary course of business. Based on currently available information, management does not believe that the resolution of such proceedings could reasonably be expected to have a material adverse effect on the Company's financial position, results of operations, cash flows, or liquidity.

NOTE 13. PRODUCT WARRANTIES
Warranties are offered on the sale of most of our products, and an accrual is recorded for estimated future claims. These accruals are based upon historical experience and management’s estimate of future claim levels. The activity in the warranty reserves for the three and six months ended June 30, 2025, and 2024, is summarized in the following table (dollar amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Beginning balance	$6	$8	$6	$8
Change in warranty provision	—	1	—	1
Payments made	—	—	(1)	(1)
Total warranty reserves	6	8	6	8
Current portion of warranty reserves (included in accounts payable and accrued liabilities)	(2)	(2)	(2)	(2)
Long-term portion of warranty reserves (included in other long-term liabilities)	$4	$6	$4	$6
Warranty and other product-related claims continue to be monitored by management, and as of June 30, 2025, the warranty reserve balances associated with these matters are considered adequate to cover future warranty payments. However, additional adjustments may be required in the future.
NOTE 14. ACCUMULATED COMPREHENSIVE LOSS
Accumulated comprehensive loss is provided in the following table for the three and six months ended June 30, 2025 and 2024 (dollar amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Beginning Balance	$(110)	$(104)	$(122)	$(89)
Translation Adjustments	6	(4)	18	(20)
Ending Balance	$(104)	$(109)	$(104)	$(109)
NOTE 15. SELECTED SEGMENT DATA
The Company operates in three segments: Siding, OSB, and LPSA. Our business units have been aggregated into these three segments based upon the similarity of economic characteristics, customers, and distribution methods. The results of operations are summarized below for each of these segments separately, as well as for the “Other” category, which comprises other products that are not individually significant.
•The Siding segment serves diverse end markets with a broad product portfolio of engineered wood siding, trim, soffit, and fascia, including LP® SmartSide® Trim & Siding, LP® SmartSide® ExpertFinish® Trim & Siding, LP BuilderSeries® Lap Siding, and LP® Outdoor Building Solutions® (collectively referred to as Siding Solutions).
•The OSB segment manufactures and distributes OSB structural panel products, including the innovative value-added OSB product portfolio known as LP® Structural Solutions (which includes LP® TechShield® Radiant Barrier, LP WeatherLogic® Air & Water Barrier, LP Legacy® Premium Sub-Flooring, LP NovaCore® Thermal Insulated Sheathing, LP® FlameBlock® Fire-Rated Sheathing, LP® TopNotch® 350 Durable Sub-Flooring) and LP® Oriented Strand Board.

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
Performance of our business segments is evaluated based on net sales and segment Adjusted EBITDA. Accordingly, our chief operating decision maker, the chief executive officer, evaluates performance and allocates resources based primarily on net sales and segment Adjusted EBITDA for each business segment. Segment Adjusted EBITDA is defined as income attributed to LP excluding interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense, loss on impairment attributed to LP, business exit credits and charges, product-line discontinuance charges, other operating credits and charges, net, loss on early debt extinguishment, investment income, pension settlement charges, other non-operating items, income from discontinued operations, net of income taxes, and net income attributed to noncontrolling interest.
Information regarding the Company's business segments is presented below (dollar amounts in millions):

	Three Months Ended June 30, 2025
	Siding	OSB	LPSA	Segment Total	Other	Consolidated
Net sales	$460	$250	$43	$753	$2	$755
Cost of sales	(314)	(229)	(31)	(573)	(3)	(577)
Selling, general, and administrative expenses	(44)	(18)	(6)	(67)	(13)	(79)
Adjustments to Adjusted EBITDA:
Depreciation and amortization	20	13	2	36	—	36
Other charges[1]	2	2	1	4	4	8
Adjusted EBITDA	$125	$19	$9	$153	$(10)	$142
	Three Months Ended June 30, 2024
	Siding	OSB	LPSA	Segment Total	Other	Consolidated
Net sales	$415	$351	$46	$812	$2	$814
Cost of sales	(291)	(222)	(34)	(548)	(3)	(551)
Selling, general, and administrative expenses	(39)	(15)	(4)	(58)	(13)	(71)
Adjustments to Adjusted EBITDA:
Depreciation and amortization	19	11	2	31	—	31
Other charges[1]	1	1	—	2	3	5
Adjusted EBITDA	$105	$125	$10	$240	$(11)	$229
	Six Months Ended June 30, 2025
	Siding	OSB	LPSA	Segment Total	Other	Consolidated
Net sales	$862	$517	$95	$1,474	$4	$1,478
Cost of sales	(590)	(440)	(68)	(1,097)	(6)	(1,103)
Selling, general, and administrative expenses	(85)	(34)	(12)	(131)	(24)	(154)
Adjustments to Adjusted EBITDA:
Depreciation and amortization	40	26	4	70	—	70
Other charges[1]	3	3	1	7	6	13
Adjusted EBITDA	$230	$73	$21	$324	$(20)	$304
	Six Months Ended June 30, 2024
	Siding	OSB	LPSA	Segment Total	Other	Consolidated
Net sales	$776	$664	$93	$1,533	$5	$1,539
Cost of sales	(546)	(441)	(69)	(1,056)	(6)	(1,062)
Selling, general, and administrative expenses	(75)	(31)	(8)	(114)	(26)	(140)
Adjustments to Adjusted EBITDA:
Depreciation and amortization	37	22	3	62	—	62
Other charges[1]	3	1	—	4	8	12
Adjusted EBITDA	$195	$215	$20	$429	$(19)	$411
1 Other charges includes stock compensation and income from equity in unconsolidated affiliates.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
NET INCOME TO ADJUSTED EBITDA RECONCILIATION
Net income	$54	$160	$145	$267
Add (deduct):
Provision for income taxes	19	53	45	94
Depreciation and amortization	36	31	70	62
Stock-based compensation expense	7	4	12	11
Loss on impairment	17	—	17	—
Other operating credits and charges, net	2	1	4	1
Business exit credits and charges	—	(14)	—	(15)
Interest expense	4	4	7	8
Investment income	(4)	(6)	(8)	(11)
Other non-operating items	7	(5)	12	(6)
Adjusted EBITDA	$142	$229	$304	$411
Information concerning identifiable assets by segment is as follows (dollar amounts in millions):

	June 30, 2025	December 31, 2024
Identifiable Assets
Siding	$1,351	$1,319
OSB	556	554
LPSA	165	145
Other	584	551
Total assets	$2,656	$2,569
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
General
We are a leading provider of high-performance building solutions that meet the demands of builders, remodelers, and homeowners worldwide. We have leveraged our expertise serving the new home construction, repair and remodeling, and outdoor structures markets to become an industry leader known for innovation, quality, and reliability. Our manufacturing facilities are located in the U.S., Canada, Chile, and Brazil. To serve these markets, we operate in three segments: Siding, Oriented Strand Board (OSB), and LP South America (LPSA).
Demand for Building Products
Demand for our products correlates positively with new home construction and repair and remodeling activity in North America, which historically has been characterized by significant cyclicality. The U.S. Census Bureau reported on July 18, 2025, that actual single-family housing starts were 9% and 7% lower, respectively, for the three and six months ended June 30, 2025, as compared to the same periods in 2024. Actual multi-family housing starts for the three and six months ended June 30, 2025, were 22% and 17% higher, respectively, as compared to the same periods in 2024. Repair and remodeling activity is difficult to reasonably measure, but the general sentiment among repair and remodeling contractors is more cautious than expected earlier in the year.
Future economic conditions in the United States and the demand for homes are uncertain due to various macroeconomic factors, including interest rates, employment levels, changing trade policy in various jurisdictions (including the imposition of trade barriers, new tariffs and the modification of existing tariffs), consumer confidence, and financial markets, among other things. Additionally, we have experienced increases in material prices, supply disruptions, and labor challenges, which we continue to address as we work to meet the demands of builders, remodelers, and homeowners worldwide.

The international trade landscape has been extremely volatile in recent periods. The U.S. government has recently announced significant changes to U.S. trade policy, including the implementation or planned imposition of new or increased tariffs on a broad range of goods imported from international markets, including Canada and China, as well as the potential modification or termination of existing trade agreements between the U.S. and certain other countries. In response, certain countries have imposed, or are considering, retaliatory tariffs on U.S. exports. The global tariff landscape continues to shift rapidly, with changes impacting businesses and markets around the world. These changes could negatively affect our sales and our competitive position within the U.S. market and in markets outside the U.S. Further, changing trade policy in the U.S. and other countries, particularly Canada and China, could increase the cost of certain raw materials or components that are critical to our manufacturing process, which could have a material negative impact on our manufacturing costs and our overall financial performance. While we are actively exploring opportunities to mitigate these increased costs, there can be no guarantee that we will be able to achieve successful mitigation strategies or meaningfully offset the financial impact of new or increased tariffs, or other adverse changes to trade policy, in the U.S. or other countries. In the six months ended June 30, 2025, our cost of sales in the Siding segment was negatively impacted by $5 million related to new or increased tariffs. Based on a preliminary analysis of the potential effects of the tariffs that are currently in force in the United States, as well as in other markets where we operate, we estimate that we could incur potential incremental costs of approximately $12 million in 2025, most of which would likely be incurred by the Siding segment. The potential impact of these factors on our future operational and financial performance is uncertain. As a result, our past performance may not be indicative of future results.
Supply and Demand for Siding
Our Siding Solutions products are specialty building materials and are subject to competition from various siding technologies, including vinyl, stucco, wood, fiber cement, brick, and others. We believe we are the largest manufacturer of engineered wood siding in North America and South America. We have consistently grown our Siding segment above the underlying market growth rates. Our Siding segment is generally less sensitive to new housing market cyclicality since a majority of its demand comes from other markets, including off-site structure producers and repair and remodel. Our growth in this market depends upon the continued displacement of vinyl, wood, fiber cement, stucco, bricks, and other alternatives, our product innovation, and our technological expertise in wood and wood composites to address the needs of our customers.
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
Adjusted EBITDA, Adjusted Income, and Adjusted Diluted EPS are not substitutes for the U.S. GAAP measures of net income and net income per share of common stock - diluted or for any other U.S. GAAP measures of operating performance. It should be noted that other companies may present similarly titled measures differently, and therefore, as presented by us, these measures may not be comparable to similarly titled measures reported by other companies. Adjusted EBITDA, Adjusted Income, and Adjusted Diluted EPS have material limitations as performance measures because they exclude items that are actually incurred or experienced in connection with the operation of our business.

The following table reconciles net income to Adjusted EBITDA (dollar amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$54	$160	$145	$267
Provision for income taxes	19	53	45	94
Depreciation and amortization	36	31	70	62
Stock-based compensation expense	7	4	12	11
Loss on impairment	17	—	17	—
Other operating credits and charges, net	2	1	4	1
Business exit credits and charges	—	(14)	—	(15)
Interest expense	4	4	7	8
Investment income	(4)	(6)	(8)	(11)
Other non-operating items	7	(5)	12	(6)
Adjusted EBITDA	$142	$229	$304	$411
ADJUSTED EBITDA BY SEGMENT
Siding	$125	$105	$230	$195
OSB	19	125	73	215
LPSA	9	10	21	20
Other	(10)	(11)	(20)	(19)
Adjusted EBITDA	$142	$229	$304	$411
The following table provides the reconciliation of net income to Adjusted Income (dollar amounts in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income per share of common stock - diluted	$0.77	$2.23	$2.07	$3.71

Net income	$54	$160	$145	$267
Loss on impairment	17	—	17	—
Other operating credits and charges, net	2	1	4	1
Business exit credits and charges	—	(14)	—	(15)
Reported tax provision	19	53	45	94
Adjusted income before tax	92	200	211	348
Normalized tax provision at 25%	(23)	(50)	(53)	(87)
Adjusted Income	$69	$150	$158	$261
Diluted shares outstanding	70	72	70	72
Adjusted Diluted EPS	$0.99	$2.09	$2.26	$3.62
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
The following table sets forth housing starts for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Housing starts[1]:
Single-Family	257	281	486	522
Multi-Family	109	89	198	169
	366	370	684	692
1 Actual U.S. housing starts data, in thousands, reported by the U.S. Census Bureau as published through July 18, 2025.
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
The following table sets forth sales volumes for the three and six months ended June 30, 2025 and 2024 (in MMSF):

	Three Months Ended June 30, 2025				Three Months Ended June 30, 2024
Sales Volume	Siding	OSB	LPSA	Total	Siding	OSB	LPSA	Total
Siding Solutions	498	—	7	505	459	—	6	465
OSB - Structural Solutions	—	450	128	578	—	452	136	588
OSB - commodity	—	430	—	430	—	415	—	415

	Six Months Ended June 30, 2025				Six Months Ended June 30, 2024
Sales Volume	Siding	OSB	LPSA	Total	Siding	OSB	LPSA	Total
Siding Solutions	932	—	19	950	858	—	18	876
OSB - Structural Solutions	—	848	279	1,127	—	895	266	1,161
OSB - commodity	—	856	—	856	—	830	—	830

We measure Overall Equipment Effectiveness (OEE) of each of our mills to track improvements in the utilization and productivity of our manufacturing assets. OEE is a composite metric that considers asset uptime (adjusted for capital project downtime and similar events), production rates, and finished product quality. We believe that when used in conjunction with other metrics, OEE can be a useful measure for evaluating our ability to generate profits, and that providing this measure should allow interested persons to monitor operational improvements. We use a best-in-class target across all LP sites that allows us to optimize capital investments, focus maintenance and reliability improvements, and improve overall equipment efficiency. It should be noted that other companies may present OEE data differently, and therefore, as presented by us, OEE data may not be comparable to similarly titled measures reported by other companies.
OEE for the three and six months ended June 30, 2025 and 2024, for each of our segments is listed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Siding	78%	77%	78%	78%
OSB	79%	78%	77%	78%
LPSA	70%	76%	68%	76%
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
Segment net sales and Adjusted EBITDA for this segment were as follows (dollar amounts in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Net sales	$460	$415	11%	$862	$776	11%
Adjusted EBITDA	125	105	19%	230	195	18%
Net sales in this segment by product line were as follows (dollar amounts in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Siding Solutions	$458	$413	11%	$857	$772	11%
Other	2	2	2%	5	4	21%
Total	$460	$415	11%	$862	$776	11%

Percent changes in average net sales prices and unit shipments for the three and six months ended June 30, 2025, compared to the corresponding periods in 2024, were as follows:

	Three Months Ended June 30, 2025 versus 2024		Six Months Ended June 30, 2025 versus 2024
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
Siding Solutions	2%	8%	2%	9%
For the three and six months ended June 30, 2025, Siding net sales increased year-over-year by $45 million and $86 million, respectively, reflecting higher sales volumes and higher selling prices. ExpertFinish net sales increased by 17% and 20% for the three and six months ended June 30, 2025, respectively, compared to the prior-year periods.
Adjusted EBITDA for the Siding segment increased by $20 million and $36 million for the three and six months ended June 30, 2025, respectively, compared to the prior-year periods. This growth was driven by higher sales volume and strong pricing, partially offset by strategic investments in sales and marketing—$2 million in the quarter and $7 million year to date—as well as tariff expenses of $3 million for the quarter and $5 million year to date.
OSB
The OSB segment manufactures and distributes OSB structural panel products, including the innovative value-added OSB product portfolio known as LP® Structural Solutions (which includes LP® TechShield® Radiant Barrier, LP WeatherLogic® Air & Water Barrier, LP Legacy® Premium Sub-Flooring, LP NovaCore® Thermal Insulated Sheathing, LP® FlameBlock® Fire-Rated Sheathing, LP® TopNotch® 350 Durable Sub-Flooring) and LP® Oriented Strand Board.
Segment net sales and Adjusted EBITDA for this segment were as follows (dollar amounts in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Net sales	$250	$351	(29)%	$517	$664	(22)%
Adjusted EBITDA	19	125	(85)%	73	215	(66)%
Net sales in this segment by product line were as follows (dollar amounts in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
OSB - Structural Solutions	$143	$197	(28)%	$286	$371	(23)%
OSB - commodity	104	149	(30)%	224	283	(21)%
Other	3	4	(39)%	7	9	(21)%
Total	$250	$351	(29)%	$517	$664	(22)%
Percent changes in average net sales prices and unit shipments for the three and six months ended June 30, 2025, compared to the corresponding periods in 2024, were as follows:

	Three Months Ended June 30, 2025 versus 2024		Six Months Ended June 30, 2025 versus 2024
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
OSB - Structural Solutions	(27)%	—%	(19)%	(5)%
OSB - commodity	(33)%	4%	(23)%	3%
For the three and six months ended June 30, 2025, OSB net sales decreased by $101 million and $147 million, respectively, compared to the same prior-year periods. These decreases were primarily driven by lower OSB prices.

Adjusted EBITDA for the OSB segment for the same periods decreased year-over-year by $106 million and $143 million, respectively, also reflecting the impact of lower OSB prices.
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
Segment net sales and Adjusted EBITDA for this segment were as follows (dollar amounts in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Net sales	$43	$46	(7)%	$95	$93	2%
Adjusted EBITDA	9	10	(13)%	21	20	4%
For the three months ended June 30, 2025, net sales and Adjusted EBITDA declined year-over-year by $3 million and $1 million, respectively, primarily due to lower OSB prices.
For the six months ended June 30, 2025, net sales and Adjusted EBITDA increased by $2 million and $1 million year-over-year, respectively, driven by higher Siding volume and prices partially offset by lower OSB prices.
Other
Our other products segment includes other minor products, services, and closed operations, which do not qualify as discontinued operations. Additionally, this segment includes corporate expenses that are not allocated, such as general administrative costs and stock-based compensation. During 2024, the equity method investment held by Entekra Holdings LLC, our off-site framing operation, sold substantially all of its net assets. Other net sales were $2 million and $4 million for the three and six months ended June 30, 2025, respectively, as compared to $2 million and $5 million for the corresponding periods in 2024, respectively. Adjusted EBITDA was $(10) million and $(20) million for the three and six months ended June 30, 2025, respectively, as compared to $(11) million and $(19) million for the corresponding periods in 2024, respectively.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses were $79 million and $154 million for the three and six months ended June 30, 2025, respectively, compared to $71 million and $140 million for the corresponding periods in 2024, respectively. The year-over-year increase in selling, general, and administrative expenses for both periods was driven by higher employee compensation.
Income Taxes
We recognized an estimated tax provision of $19 million and $45 million in the three and six months ended June 30, 2025, respectively, as compared to $53 million and $94 million for the comparable periods in 2024, respectively. Each quarter the income tax accrual is adjusted to the latest estimate and the difference from the previously accrued year-to-date balance is recorded in the current quarter. For the six months ended June 30, 2025, and 2024, the primary differences between the U.S. statutory rate of 21% and the total effective tax rates of 26% and 25%, respectively, relate to state income tax and inflationary and foreign currency exchange adjustments.
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
Operating Activities
During the six months ended June 30, 2025 and 2024, cash provided by operations was $226 million and $317 million, respectively. The decrease in cash provided by operations was primarily related to lower net income and changes in working capital.
Investing Activities
During the six months ended June 30, 2025 and 2024, cash used in investing activities was $132 million and $61 million, respectively, relating to capital expenditures. The year-over-year increase in capital expenditures was primarily related to higher spend on growth and sustaining maintenance projects in the current year.
Capital expenditures in 2025 are expected to be approximately $350 million. We expect to fund our short-term and long-term capital expenditures in 2025 through cash on hand, cash generated from operations, and available borrowing under our Amended Credit Facility, as necessary.
Financing Activities
During the six months ended June 30, 2025, cash used in financing activities was $105 million, which includes $61 million to repurchase shares of LP common stock under the 2024 Share Repurchase Program (defined below) in the three months ended March 31, 2025. Additionally, we paid cash dividends of $39 million and used $3 million to repurchase stock from employees in connection with income tax withholding requirements associated with our employee stock-based compensation plans. In connection with other financing activities, we paid $2 million of debt issuance costs related to the amendment of our credit facility.
During the six months ended June 30, 2024, cash used in financing activities was $157 million, which includes $115 million to repurchase shares of LP common stock under the share repurchase program authorized by LP's Board of Directors in May 2022. Additionally, during this period we had $37 million of dividend payments and $5 million of stock repurchases from employees in connection with income tax withholding requirements associated with our employee stock-based compensation plans.
Credit Facility and Letter of Credit Facility
In November 2022, LP entered into the Credit Agreement with American AgCredit, PCA, as administrative agent, CoBank, ACB, as letter of credit issuer, and the lenders and the guarantors from time to time party thereto relating to its revolving credit facility. On March 26, 2025, LP entered into the First Amendment with American AgCredit, PCA, as administrative agent, CoBank, ACB, as letter of credit issuer, and the lenders and voting participants party thereto, which amended the Credit Agreement (the Amended Credit Agreement) to (1) increase the aggregate principal amount for the credit facility from $550 million to $750 million, (2) increase the sub-limit for letters of credit from $60 million to $75 million, (3) change the interest rate for revolving borrowing, (4) change the capitalization ratio limit, and (5) extend the maturity date to March 26, 2032. As of June 30, 2025, there were no outstanding borrowings under the Amended Credit Facility.
The Amended Credit Agreement contains various restrictive covenants and customary events of default. The breach of restrictive covenants or the occurrence of any other event of default under the Amended Credit Agreement could result in the acceleration of our obligation to repay the indebtedness outstanding thereunder. The Amended Credit Agreement also contains financial covenants that require us and our consolidated subsidiaries to have, as of the end of each quarter, a capitalization ratio (i.e., funded debt less unrestricted cash to total capitalization) of no more than 65%. As of June 30, 2025, we were in compliance with all financial covenants under the Amended Credit Agreement.
In May 2024, LP entered into a new letter of credit facility agreement, replacing the letter of credit facility agreement dated May 2020. This agreement provides for the funding of letters of credit up to an aggregate outstanding amount of $20 million, which may be secured by certain cash collateral of LP (the Letter of Credit Facility). The Letter of Credit Facility provides for a letter of credit fee, due quarterly, ranging from 1.000% to 1.875% of the daily available amount to be drawn on each letter of credit issued under the Letter of Credit Facility. The Letter of Credit Facility is subject to similar affirmative, negative, and financial covenants as those set forth in the Amended Credit Agreement, including the capitalization ratio covenant. All amounts outstanding under the Letter of Credit Facility become due on April 15, 2029. As of June 30, 2025, we were in compliance with all covenants under the Letter of Credit Facility.
Other Liquidity Matters
Off-Balance Sheet Arrangements
As of June 30, 2025, we had standby letters of credit of $14 million outstanding related to collateral for environmental impact on owned properties, a deposit for a forestry license, and insurance collateral, including workers' compensation.
Potential Impairments
The carrying values of our long-lived assets are reviewed for potential impairments, and adequate support is believed by management to exist for each asset's carrying value based on anticipated cash flows derived from estimates of future demand, pricing, and production costs, assuming certain levels of planned capital expenditures. However, if demand and pricing for our products decline significantly below cycle-average levels, if capital is allocated to alternative projects, or if changes occur in the wood supply for mills, future impairment charges may be required.
Potential asset dispositions are also periodically reviewed, taking into account current and anticipated economic and industry conditions, the strategic plan, and other relevant factors. A decision to dispose of specific assets may require assumptions regarding the transaction structure of the disposition to estimate the net sales proceeds, which could be lower than prior estimates of undiscounted future net cash flows. As a result, impairment charges may be necessary in connection with such dispositions.
During the second quarter of 2025, $17 million in non-cash, pre-tax impairment charges were recorded. These included $11 million related to acquired equipment that will not be utilized in future operations, $4 million related to property, plant, and equipment associated with a facility closure, and $2 million primarily related to an operating lease asset associated with a previously closed facility.

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
Interest Rate Risk
We could be exposed to market risk associated with changes in interest rates on our variable rate credit facility. As of June 30, 2025, there were no outstanding borrowings under our Amended Credit Facility. We do not currently have any derivative or hedging arrangements, or other known exposures, to changes in interest rates. There have been no material changes to the interest rate sensitivity analysis previously disclosed under the caption “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our 2024 Annual Report on Form 10-K.

ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of June 30, 2025, our Chief Executive Officer and Chief Financial Officer carried out, with the participation of the Company's management, a review and evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2025, LP’s disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter, ended June 30, 2025, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION
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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In May 2024, our Board of Directors authorized a share repurchase program under which LP was authorized to repurchase up to $250 million of its outstanding common stock (the 2024 Share Repurchase Program). We did not make any repurchases of LP common stock pursuant to the 2024 Share Repurchase Program or otherwise during the quarter ended June 30, 2025. At June 30, 2025, we had an aggregate of $177 million of repurchase authorization remaining under the 2024 Share Repurchase Program. LP may initiate, discontinue, or resume purchases of its common stock under the 2024 Share Repurchase Program in the open market, in block, and in privately negotiated transactions, including under Rule 10b5-1 plans, at such times and in such amounts as management deems appropriate without prior notice, subject to market and business conditions, regulatory requirements, and other factors.
ITEM 5.OTHER INFORMATION
None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended June 30, 2025.

ITEM 6.EXHIBITS

10.2	Form of Restricted Stock Unit Award Agreement for directors under the 2022 Omnibus Stock Award Plan

31.1	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. *

31.2	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. *

32	Certifications pursuant to § 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

104	Cover Page Interactive Data File (embedded with Inline XBRL document and contained in Exhibit 101)*
*Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

LOUISIANA-PACIFIC CORPORATION

Date:	August 6, 2025	BY:	/s/ W. BRADLEY SOUTHERN
W. Bradley Southern
Chief Executive Officer

Date:	August 6, 2025	BY:	/s/ ALAN J.M. HAUGHIE
Alan J.M. Haughie
Executive Vice President and
Chief Financial Officer