Form 10-Q
period 2025-09-30
LOUISIANA-PACIFIC CORP
filed 2025-11-05
CIK 60519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 69,643,461 shares of common stock, $1 par value per share, outstanding as of November 3, 2025.
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
The following statements are or may constitute forward-looking statements: statements preceded by, followed by or that include words like “may,” “will,” “could,” “should,” “believe,” “expect,” “anticipate,” “assume,” “intend,” “plan,” “estimate,” “project,” “target,” “potential,” “continue,” “likely,” or “future,” as well as similar expressions, or the negative or other variations thereof. Forward-looking statements include other statements regarding matters that are not historical facts, including without limitation, plans for product development, forecasts of future costs and expenditures, possible outcomes of legal proceedings, capacity expansion and other growth initiatives, the adequacy of reserves for loss contingencies, and any statements regarding LP’s financial outlook.
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

PART I - FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
Condensed Consolidated Statements of Income
Amounts in millions, except per share amounts
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	$663	$722	$2,141	$2,261
Cost of sales	(534)	(530)	(1,637)	(1,591)
Gross profit	129	193	504	669
Selling, general, and administrative expenses	(95)	(75)	(250)	(215)
Loss on impairment	(13)	—	(31)	—
Other operating credits and charges, net	(2)	(1)	(6)	2
Income from operations	18	116	218	455
Interest expense	(4)	(4)	(11)	(12)
Investment income	5	6	12	17
Other non-operating income (expense)	(1)	(4)	(13)	2
Income before income taxes	18	113	207	462
Provision for income taxes	(9)	(23)	(54)	(117)
Equity in unconsolidated affiliate	—	—	1	12
Net income	$9	$90	$154	$358

Net income per share of common stock:
Basic	$0.13	$1.28	$2.20	$5.01
Diluted	$0.13	$1.28	$2.20	$5.00

Average shares of common stock used to compute net income per share:
Basic	70	70	70	71
Diluted	70	71	70	72
The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income
Amounts in millions
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$9	$90	$154	$358
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(4)	9	14	(11)
Comprehensive income	$5	$99	$168	$347
The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets
Amounts in millions, except per share amounts
(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$316	$340
Receivables, net of allowance for doubtful accounts of $1 as of September 30, 2025 and December 31, 2024	158	131
Inventories	357	357
Prepaid expenses and other current assets	31	27
Total current assets	862	855

Property, plant, and equipment, net	1,669	1,592
Timber and timberlands	25	29
Operating lease assets, net	23	25
Goodwill and other intangible assets	24	26
Investments in and advances to affiliates	17	17
Other assets	23	20
Deferred tax asset	6	4
Total assets	$2,649	$2,569

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$280	$287
Income taxes payable	14	11
Total current liabilities	294	299

Long-term debt	348	348
Deferred income taxes	166	145
Non-current operating lease liabilities	22	24
Contingency reserves, excluding current portion	26	27
Other long-term liabilities	55	57
Total liabilities	$910	$899

Stockholders’ equity:
Common stock, $1 par value per share, 200 shares authorized; 85 shares issued and 70 shares issued and outstanding, respectively, as of September 30, 2025; and 86 shares issued and 70 shares issued and outstanding, respectively, as of December 31, 2024	85	86
Additional paid-in capital	500	478
Retained earnings	1,649	1,615
Treasury stock, 15 shares and 16 shares at cost as of September 30, 2025 and December 31, 2024, respectively	(386)	(386)
Accumulated comprehensive loss	(108)	(122)
Total stockholders’ equity	1,739	1,671
Total liabilities and stockholders’ equity	$2,649	$2,569
The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows
Amounts in millions
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$154	$358
Adjustments to net income:
Depreciation and amortization	106	93
Loss on impairment	31	—
Stock-based compensation expense	24	15
Deferred taxes	16	(1)
Foreign currency remeasurement and transaction loss (gain)	8	(2)
Other adjustments, net	12	(17)
Changes in assets and liabilities (net of acquisitions and divestitures):
Receivables	(26)	(6)
Inventories	(12)	4
Prepaid expenses and other current assets	(3)	(11)
Accounts payable and accrued liabilities	—	28
Income taxes payable, net of receivables	6	39
Net cash provided by operating activities	315	500
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant, and equipment additions	(216)	(121)
Investment in affiliates	—	(17)
Other investing activities, net	—	16
Net cash used in investing activities	(216)	(122)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of cash dividends	(58)	(56)
Repurchase of common stock	(61)	(188)
Other financing activities	(5)	(8)
Net cash used in financing activities	(124)	(252)
EFFECT OF EXCHANGE RATE ON CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	1	(2)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(23)	124
Cash, cash equivalents, and restricted cash at beginning of period	340	222
Cash, cash equivalents, and restricted cash at end of period	$316	$346

Supplemental cash flow information:
Cash paid for income taxes, net	$31	$80
Cash paid for interest, net	$14	$14
Unpaid capital expenditures	$22	$17
The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Stockholders’ Equity
Amounts in millions, except per share amounts
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	86	$86	16	$(386)	$478	$1,615	$(122)	$1,671
Net Income	—	—	—	—	—	91	—	91
Dividends paid ($0.28 per share)	—	—	—	—	—	(20)	—	(20)
Issuance of shares under stock plans	—	—	—	3	(3)	—	—	—
Taxes paid related to net settlement of stock-based awards	—	—	—	(5)	—	—	—	(5)
Purchase of stock	(1)	(1)	—	—	—	(61)	—	(62)
Compensation expense associated with stock-based compensation	—	—	—	—	5	—	—	5
Other comprehensive income (loss)	—	—	—	—	—	—	12	12
Balance, March 31, 2025	85	$85	15	$(388)	$480	$1,625	$(110)	$1,692
Net Income	—	—	—	—	—	54	—	54
Dividends paid ($0.28 per share)	—	—	—	—	—	(19)	—	(19)
Issuance of shares under stock plans	—	—	—	2	1	—	—	3
Taxes paid related to net settlement of stock-based awards	—	—	—	(1)	—	—	—	(1)
Purchase of stock	—	—	—	—	—	—	—	—
Compensation expense associated with stock-based compensation	—	—	—	—	7	—	—	7
Other comprehensive income (loss)	—	—	—	—	—	—	6	6
Balance, June 30, 2025	85	$85	15	$(386)	$488	$1,659	$(104)	$1,742
Net Income	—	—	—	—	—	9	—	9
Dividends paid ($0.28 per share)	—	—	—	—	—	(19)	—	(19)
Issuance of shares under stock plans	—	—	—	—	—	—	—	—
Taxes paid related to net settlement of stock-based awards	—	—	—	—	—	—	—	—
Purchase of stock	—	—	—	—	—	—	—	—
Compensation expense associated with stock-based compensation	—	—	—	—	12	—	—	12
Other comprehensive income (loss)	—	—	—	—	—	—	(4)	(4)
Balance, September 30, 2025	85	$85	15	$(386)	$500	$1,649	$(108)	$1,739

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2023	88	$88	16	$(386)	$465	$1,479	$(89)	$1,557
Net Income	—	—	—	—	—	108	—	108
Dividends paid ($0.26 per share)	—	—	—	—	—	(19)	—	(19)
Issuance of shares under stock plans	—	—	—	6	(6)	—	—	—
Taxes paid related to net settlement of stock-based awards	—	—	—	(6)	—	—	—	(6)
Purchase of stock	—	—	—	—	—	(13)	—	(13)
Compensation expense associated with stock-based compensation	—	—	—	—	6	—	—	6
Other comprehensive income (loss)	—	—	—	—	—	—	(15)	(15)
Balance, March 31, 2024	88	$88	16	$(386)	$465	$1,555	$(104)	$1,617
Net Income	—	—	—	—	—	160	—	160
Dividends paid ($0.26 per share)	—	—	—	—	—	(19)	—	(19)
Issuance of shares under stock plans	—	—	—	1	1	—	—	3
Taxes paid related to net settlement of stock-based awards	—	—	—	—	—	—	—	—
Purchase of stock	(1)	(1)	—	—	—	(101)	—	(103)
Compensation expense associated with stock-based compensation	—	—	—	—	4	—	—	4
Other comprehensive income (loss)	—	—	—	—	—	—	(4)	(4)
Balance, June 30, 2024	87	$87	16	$(385)	$471	$1,595	$(109)	$1,658
Net Income	—	—	—	—	—	90	—	90
Dividends paid ($0.26 per share)	—	—	—	—	—	(18)	—	(18)
Issuance of shares under stock plans	—	—	—	3	(3)	—	—	—
Taxes paid related to net settlement of stock-based awards	—	—	—	(4)	—	—	—	(4)
Purchase of stock	(1)	(1)	—	—	—	(73)	—	(74)
Compensation expense associated with stock-based compensation	—	—	—	—	4	—	—	4
Other comprehensive income (loss)	—	—	—	—	—	—	9	9
Balance, September 30, 2024	86	$86	16	$(386)	$472	$1,594	$(100)	$1,666
The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of Operations
Louisiana-Pacific Corporation and our subsidiaries are a leading provider of high-performance building solutions that meet the demands of builders, remodelers, and homeowners worldwide. Serving the new home construction, repair and remodeling, and outdoor structures markets, we have leveraged our expertise to become an industry leader known for innovation, quality, reliability, and sustainability. The principal customers for our building solutions are retailers, wholesalers, and home building and industrial businesses in North America and South America, and we make limited sales to customers in Asia, Australia, and Europe. We operate more than 20 manufacturing facilities across the U.S., Canada, Chile, and Brazil, in certain cases through foreign subsidiaries. References to “LP,” the “Company,” “we,” “our,” and “us” refer to Louisiana-Pacific Corporation and its consolidated subsidiaries as a whole.
See “Note 13. Selected Segment Data” below for further information regarding our products and segments.
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
The Condensed Consolidated Financial Statements include the accounts of LP and our consolidated subsidiaries. All intercompany transactions, profits, and balances have been eliminated.
NOTE 2. REVENUE
We disaggregate revenue from contracts with customers into major product lines. We have determined that disaggregating revenue into these categories depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.
As noted in the segment reporting information in “Note 13. Selected Segment Data” below, our reportable segments are Siding, Oriented Strand Board (OSB), and LP South America (LPSA). The following tables present our reportable segment revenues, disaggregated by revenue source (dollar amounts in millions):

	Three Months Ended September 30, 2025
By product type and family:	Siding	OSB	LPSA	Other	Total
Value-add
Siding Solutions	$440	$—	$3	$—	$443
OSB - Structural Solutions	—	105	35	—	140
	440	105	38	—	583
Commodity
OSB - commodity	—	71	—	—	71
Other
Other products	2	3	1	2	9
	$443	$179	$39	$2	$663

	Three Months Ended September 30, 2024
By product type and family:	Siding	OSB	LPSA	Other	Total
Value-add
Siding Solutions	$418	$—	$6	$—	$423
OSB - Structural Solutions	—	136	40	—	175
	418	136	46	—	599
Commodity
OSB - commodity	—	112	—	—	112
Other
Other products	3	5	1	2	11
	$420	$253	$47	$2	$722

	Nine Months Ended September 30, 2025
By product type and family:	Siding	OSB	LPSA	Other	Total
Value-add
Siding Solutions	$1,298	$—	$16	$—	$1,313
OSB - Structural Solutions	—	391	116	—	507
	1,298	391	131	—	1,820
Commodity
OSB - commodity	—	295	—	—	295
Other
Other products	7	11	3	6	27
	$1,305	$696	$134	$6	$2,141

	Nine Months Ended September 30, 2024
By product type and family:	Siding	OSB	LPSA	Other	Total
Value-add
Siding Solutions	$1,190	$—	$17	$—	$1,207
OSB - Structural Solutions	—	507	119	—	626
	1,190	507	136	—	1,833
Commodity
OSB - commodity	—	395	—	—	395
Other
Other products	7	15	4	7	33
	$1,196	$917	$140	$7	$2,261
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
The following table sets forth the computation of basic and diluted earnings per share (dollar and share amounts in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net Income	$9	$90	$154	$358

Weighted average common shares outstanding - basic	70	70	70	71
Dilutive effect of employee stock plans	—	—	—	—
Shares used for diluted earnings per share	70	71	70	72
Net income per share of common stock:
Basic	$0.13	$1.28	$2.20	$5.01
Diluted	$0.13	$1.28	$2.20	$5.00
NOTE 4. SUPPLEMENTAL BALANCE SHEET INFORMATION
Receivables
Trade receivables are primarily generated by sales of our products to our wholesale and retail customers. Receivables consisted of the following (dollar amounts in millions):

	September 30, 2025	December 31, 2024
Trade receivables	$131	$100
Income tax receivable	9	12
Other receivables	19	21
Allowance for doubtful accounts	(1)	(1)
Total Receivables	$158	$131

Other receivables as of September 30, 2025, and December 31, 2024, primarily consisted of sales tax receivables, vendor rebates, and other miscellaneous receivables.
Inventories
Inventories are valued at the lower of cost or net realizable value. Inventory cost includes materials, labor, and operating overhead. The first-in, first-out or average cost methods are used to value our inventories as of September 30, 2025. Inventory consisted of the following (dollar amounts in millions):

	September 30, 2025	December 31, 2024
Logs	$58	$64
Other raw materials	43	41
Semi-finished inventories	37	33
Finished products	220	220
Total Inventories	$357	$357
Property, Plant, and Equipment
Property, plant, and equipment, including capitalized interest, are recorded at cost and consisted of the following (dollars in millions):

	September 30, 2025	December 31, 2024
Land, land improvements, and logging roads, net of road amortization	$221	$217
Buildings	511	504
Machinery and equipment	2,545	2,472
Construction in progress	318	248
Property, plant, and equipment	3,595	3,441
Accumulated depreciation	(1,926)	(1,849)
Property, plant, and equipment, net	$1,669	$1,592
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities were as follows (dollars amounts in millions):

	September 30, 2025	December 31, 2024
Trade accounts payable	$126	$139
Salaries and wages payable	80	80
Accrued customer incentives	52	48
Taxes other than income taxes	8	4
Current portion of operating lease liabilities	8	8
Other accrued liabilities	6	9
Total accounts payable and accrued liabilities	$280	$287
Other accrued liabilities at September 30, 2025, and December 31, 2024, primarily consisted of accrued interest, workers' compensation liabilities, and warranty reserves. Additionally, trade accounts payable included $22 million and $32 million related to capital expenditures that had not yet been paid as of September 30, 2025, and December 31, 2024, respectively.

Other Long-Term Liabilities

	September 30, 2025	December 31, 2024
Post-retirement obligations	$6	$7
Asset retirement obligations	9	9
Uncertain tax positions	13	13
Warranty reserves	5	5
Pension benefit obligation	1	2
Other	20	21
Total other long-term liabilities	$55	$57
Other long-term liabilities at September 30, 2025 and December 31, 2024, consisted primarily of workers’ compensation liabilities and investment tax incentives associated with property, plant, and equipment. See “Note 11. Product Warranties” below for further information regarding our product warranty claims.
NOTE 5. FAIR VALUE MEASUREMENTS
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
The Company’s financial instruments consist of cash and cash equivalents, short-term receivables, trade payables, debt instruments, and trading securities. Carrying amounts reported on the balance sheet for cash and cash equivalents, receivables, and accounts payable approximate fair value due to the short-term maturity of these instruments.
The net carrying value of the 3.625% Senior Notes due in 2029 (2029 Senior Notes) was $348 million as of September 30, 2025 and December 31, 2024. Based on market quotations, the fair value of the 2029 Senior Notes was estimated to be $335 million and $323 million as of September 30, 2025 and December 31, 2024, respectively. The 2029 Senior Notes and other long-term debt are categorized as Level 1 in the U.S. GAAP fair value hierarchy. Fair values are based on trading activity among the Company’s lenders and the average bid and ask price is determined using published rates.
In March 2025, LP entered into the First Amendment to Second Amended and Restated Credit Agreement (the First Amendment) with American AgCredit, PCA, as administrative agent, CoBank, ACB, as letter of credit issuer, and the lenders and voting participants party thereto, which amends that certain Second Amended and Restated Credit Agreement (the Credit Agreement) that was entered into in November 2022. The First Amendment amended the Credit Agreement to (1) increase the aggregate principal amount for the credit facility (the Amended Credit Facility) from $550 million to $750 million, (2) increase the sub-limit for letters of credit from $60 million to $75 million, (3) change the interest rate for revolving borrowing, (4) change the capitalization ratio limit, and (5) extend the maturity date to March 26, 2032. As of September 30, 2025, there were no outstanding borrowings pursuant to the Amended Credit Facility.
NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and indefinite-lived intangible assets are not amortized and are subject to assessment for impairment by applying a fair value-based test on an annual basis, or more frequently if circumstances indicate a potential impairment. The Company’s annual assessment date is October 1.
Changes in goodwill and other intangible assets for the nine months ended September 30, 2025 are provided in the following table (dollar amounts in millions):

	Timber Licenses[1]	Goodwill	Developed Technology
Beginning balance December 31, 2024	$23	$19	$7
Amortization	(2)	—	(2)
Ending balance September 30, 2025	$21	$19	$4
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
NOTE 7. INCOME TAXES
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
The provision for income taxes for the nine months ended September 30, 2025, and 2024, reflected estimated annual effective tax rates of 27% and 25%, respectively, excluding discrete items discussed below. The total tax provision for the three and nine months ended September 30, 2025, was $9 million and $54 million, respectively, compared to $23 million and $117 million for the corresponding periods in 2024, respectively. The effective tax rate, including discrete items, for the three and nine months ended September 30, 2025, was 52% and 26%, respectively, compared to 20% and 25% for the comparable periods in 2024, respective.
During the nine months ended September 30, 2025, and 2024, we recognized net discrete tax benefits of $2 million and $1 million, respectively. The current year net tax benefit is primarily related to inflationary and foreign currency exchange-related effects, as well as stock-based compensation. The prior year net tax benefit related primarily to stock-based compensation.
In 2021, the Organization for Economic Cooperation and Development (OECD) announced an Inclusive Framework on Base Erosion and Profit Shifting, including the Pillar Two Model Rules (Pillar Two), applicable to large multinational corporations. These rules establish a global per-country minimum tax of 15%. Although, the United States has not enacted legislation to adopt the Pillar Two framework, and future adoption remains uncertain, certain countries where our operations are conducted have enacted such legislation.
Specifically, the Canadian government enacted legislation in 2024 implementing aspects of the OECD’s minimum tax rules under the Pillar Two framework, effective for the 2024 fiscal year, and proposed additional legislation to implement further aspects effective in the 2025 fiscal year. Additionally, in 2024, the Brazilian Congress approved legislation, effective in 2025, that is largely aligned with certain aspects of the OECD’s minimum tax rules under the Pillar Two framework. To date, no other jurisdictions in which LP operates have enacted Pillar Two legislation. At this time, Pillar Two legislation is not expected to have a material impact on the Company’s effective tax rate, consolidated results of operations, financial position, or cash flows. The Company will continue to monitor future developments related to Pillar Two legislation to assess any potential impact in the relevant jurisdictions.
On July 4, 2025, H.R. 1, a bill to provide for reconciliation pursuant to title II of H. Con. Res. 14, informally known as the One Big Beautiful Bill Act (“The Tax Act”) was enacted in the U.S., introducing a series of corporate tax changes in the U.S., including significant provisions such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented thereafter through 2027. The provisions of The Tax Act effective in 2025 include 100% bonus depreciation on qualified property and full expensing for research and development expenditures. The impacts of The Tax Act are reflected in our results for the nine months ended September 30, 2025, and have no material impact on our income tax expense or effective tax rate. We expect certain provisions of The Tax Act will decrease cash taxes paid in the current fiscal year and may change the timing of cash tax payments in future periods.
NOTE 8. OTHER OPERATING AND NON-OPERATING ITEMS
Other operating credits and charges, net
Other operating credits and charges, net, is comprised of the following components (dollar amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Reorganization charges	$(1)	$(1)	$(6)	$(1)
Legal settlement	—	—	—	3
Product-line discontinuance charges	(1)	—	(1)	—
Other	(1)	—	1	—
Other operating credits and charges, net	$(2)	$(1)	$(6)	$2
Other non-operating items
Other non-operating items is comprised of the following components (dollar amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Foreign currency gain (loss)	$(1)	$(4)	$(13)	$2
Other non-operating items	$(1)	$(4)	$(13)	$2
NOTE 9. IMPAIRMENT OF LONG-LIVED ASSETS
The carrying values of our long-lived assets are reviewed for potential impairments, and adequate support is believed by management to exist for each asset’s carrying value based on anticipated cash flows derived from estimates of future demand, pricing, and production costs, assuming certain levels of planned capital expenditures. However, if demand and pricing for our products decline significantly below cycle-average levels, if capital is allocated to alternative projects, or if changes occur in the wood supply for mills, future impairment charges may be required.
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

During the third quarter ended September 30, 2025, $13 million in non-cash, pre-tax impairment charges were recorded related to equipment that will not be utilized in future operations. During the second quarter ended June 30. 2025, $17 million in non-cash, pre-tax impairment charges were recorded. These included $11 million related to acquired equipment that will not be utilized in future operations, $4 million related to property, plant, and equipment associated with a facility closure, and $2 million primarily related to an operating lease asset associated with a previously closed facility.
NOTE 10. COMMITMENTS AND CONTINGENCIES
Reserves for various contingent liabilities were as follows (dollar amounts in millions):

	September 30, 2025	December 31, 2024
Environmental reserves	$27	$28
Total contingencies	27	28
Current portion (included in accounts payable and accrued liabilities)	(1)	(1)
Long-term portion	$26	$27
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
Environmental Matters
A reserve is maintained for undiscounted estimated environmental loss contingencies. This reserve primarily covers estimated future costs for the remediation of hazardous or toxic substances at various sites currently or previously owned by the Company. Estimates of environmental loss contingencies are based on a range of assumptions and judgments, which vary depending on the specific facts and circumstances of each case. These estimates typically reflect management’s assumptions regarding the probable nature, magnitude, and timing of required investigation, remediation, and/or monitoring activities, as well as the probable costs associated with those activities. In some cases, estimates also consider the obligation, willingness, or ability of third parties to bear a proportionate or allocated share of the costs.
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
Other Proceedings
From time to time, the Company and its subsidiaries are parties to certain legal proceedings arising in our ordinary course of business. Based on currently available information, management does not believe that the resolution of such proceedings could reasonably be expected to have a material adverse effect on the Company’s financial position, results of operations, cash flows, or liquidity.

NOTE 11. PRODUCT WARRANTIES
Warranties are offered on the sale of most of our products, and an accrual is recorded for estimated future claims. These accruals are based upon historical experience and management’s estimate of future claim levels. The activity in the warranty reserves is summarized in the following table for the three and nine months ended September 30, 2025, and 2024, (dollar amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning balance	$6	$8	$6	$8
Change in warranty provision	1	(1)	1	—
Payments made	—	(1)	(1)	(1)
Total warranty reserves	6	7	6	7
Current portion of warranty reserves (included in accounts payable and accrued liabilities)	(2)	(2)	(2)	(2)
Long-term portion of warranty reserves (included in other long-term liabilities)	$5	$5	$5	$5
Warranty and other product-related claims continue to be monitored by management, and as of September 30, 2025, the warranty reserve balances associated with these matters are considered adequate to cover future warranty payments. However, additional adjustments may be required in the future.
NOTE 12. ACCUMULATED COMPREHENSIVE LOSS
Accumulated comprehensive loss is provided in the following table for the three and nine months ended September 30, 2025 and 2024 (dollar amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning Balance	$(104)	$(109)	$(122)	$(89)
Translation Adjustments	(4)	9	14	(11)
Ending Balance	$(108)	$(100)	$(108)	$(100)
NOTE 13. SELECTED SEGMENT DATA
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
•The OSB segment manufactures and distributes OSB structural panel products, including the innovative value-added OSB product portfolio known as LP® Structural Solutions (which includes LP® TechShield® Radiant Barrier Sheathing, LP WeatherLogic® Air & Water Barrier, LP Legacy® Premium Sub-Flooring, LP® FlameBlock® Fire-Rated Sheathing, and LP® TopNotch® 350 Durable Sub-Flooring) and LP® Oriented Strand Board.

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
Information regarding the Company’s business segments is presented below (dollar amounts in millions):

	Three Months Ended September 30, 2025
	Siding	OSB	LPSA	Segment Total	Other	Consolidated
Net sales	$443	$179	$39	$661	$2	$663
Cost of sales	(301)	(203)	(27)	(531)	(3)	(534)
Selling, general, and administrative expenses	(48)	(18)	(9)	(75)	(20)	(95)
Adjustments to Adjusted EBITDA:
Depreciation and amortization	20	14	2	36	—	36
Other charges[1]	3	1	—	5	8	12
Adjusted EBITDA	$117	$(27)	$5	$95	$(13)	$82
	Three Months Ended September 30, 2024
	Siding	OSB	LPSA	Segment Total	Other	Consolidated
Net sales	$420	$253	$47	$720	$2	$722
Cost of sales	(280)	(215)	(32)	(527)	(2)	(530)
Selling, general, and administrative expenses	(38)	(17)	(6)	(61)	(15)	(75)
Adjustments to Adjusted EBITDA:
Depreciation and amortization	19	11	1	31	—	31
Other charges[1]	1	1	—	2	3	5
Adjusted EBITDA	$123	$33	$9	$165	$(12)	$153
	Nine Months Ended September 30, 2025
	Siding	OSB	LPSA	Segment Total	Other	Consolidated
Net sales	$1,305	$696	$134	$2,135	$6	$2,141
Cost of sales	(890)	(643)	(95)	(1,628)	(9)	(1,637)
Selling, general, and administrative expenses	(133)	(52)	(21)	(206)	(44)	(250)
Adjustments to Adjusted EBITDA:
Depreciation and amortization	60	40	6	106	—	106
Other charges[1]	6	4	2	12	13	25
Adjusted EBITDA	$348	$46	$25	$419	$(33)	$386
	Nine Months Ended September 30, 2024
	Siding	OSB	LPSA	Segment Total	Other	Consolidated
Net sales	$1,196	$917	$140	$2,253	$7	$2,261
Cost of sales	(825)	(656)	(101)	(1,583)	(8)	(1,591)
Selling, general, and administrative expenses	(113)	(47)	(14)	(174)	(41)	(215)
Adjustments to Adjusted EBITDA:
Depreciation and amortization	55	33	4	92	—	93
Other charges[1]	4	2	—	6	10	17
Adjusted EBITDA	$318	$249	$29	$594	$(32)	$564
1 Other charges includes stock compensation and income from equity in unconsolidated affiliates.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
NET INCOME TO ADJUSTED EBITDA RECONCILIATION
Net income	$9	$90	$154	$358
Add (deduct):
Provision for income taxes	9	23	54	117
Depreciation and amortization	36	31	106	93
Stock-based compensation expense	12	4	24	15
Loss on impairment	13	—	31	—
Other operating credits and charges, net	1	1	5	2
Business exit credits and charges	1	—	1	(14)
Interest expense	4	4	11	12
Investment income	(5)	(6)	(12)	(17)
Other non-operating items	1	4	13	(2)
Adjusted EBITDA	$82	$153	$386	$564
Information concerning identifiable assets by segment is as follows (dollar amounts in millions):

	September 30, 2025	December 31, 2024
Identifiable Assets
Siding	$1,380	$1,319
OSB	543	554
LPSA	168	145
Other	559	551
Total assets	$2,649	$2,569
Other segment related assets include cash and cash equivalents, short-term and long-term investments, corporate assets, and other items.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Condensed Consolidated Financial Statements and related Notes and other financial information appearing elsewhere in this quarterly report on Form 10-Q. The following discussion includes forward-looking statements that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. We encourage you to review the risks and uncertainties described in the sections titled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” included in our 2024 Annual Report on Form 10-K and in this quarterly report on Form 10-Q. These risks and uncertainties could cause actual results to differ materially from those projected in the forward-looking statements contained in this quarterly report on Form 10-Q or implied by past results and trends. Our historical results are not necessarily indicative of the results that may be expected for any period in the future, and our interim results are not necessarily indicative of the results we expect for the full fiscal year or any other period.
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
Demand for Building Products
Demand for our products correlates positively with new home construction and repair and remodeling activity in North America, which historically has been characterized by significant cyclicality. The U.S. Census Bureau published actual U.S. housing starts data on September 17, 2025. September 2025 housing starts have not yet been published by the U.S. Census Bureau, and therefore, we have calculated September housing starts as the average of July and August 2025 actual housing starts. Actual single-family housing starts were approximately 4% and 5% lower, respectively, for the three and nine months ended September 30, 2025, as compared to the same periods in 2024. Actual multi-family housing starts for the three and nine months ended September 30, 2025, were approximately 24% and 20% higher, respectively, as compared to the same periods in 2024. Repair and remodeling activity is difficult to reasonably measure, but the general sentiment among repair and remodeling contractors is more cautious than expected earlier in the year.
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

The international trade landscape has been extremely volatile in recent periods. Earlier this year, the U.S. government announced significant changes to U.S. trade policy, including the implementation or planned imposition of new or increased tariffs and trade barriers on a broad range of goods imported from international markets, including Canada and China, as well as the potential modification or termination of existing trade agreements between the U.S. and certain other countries. In response, certain countries have imposed, or are considering, retaliatory tariffs on U.S. exports. The global tariff landscape continues to shift rapidly, with changes impacting businesses and markets around the world. These changes could negatively affect our sales and our competitive position within the U.S. market and in markets outside the U.S. Further, changing trade policy in the U.S. and other countries, particularly Canada and China, could continue to increase the cost of certain raw materials or components that are critical to our manufacturing process, which could have a material negative impact on our manufacturing costs and our overall financial performance. While we are actively exploring opportunities to mitigate these increased costs, there can be no guarantee that we will be able to achieve successful mitigation strategies or meaningfully offset the financial impact of new or increased tariffs, or other adverse changes to trade policy, in the U.S. or other countries. In the nine months ended September 30, 2025, our cost of sales in the Siding segment was negatively impacted by $7 million related to new or increased tariffs. Based on a preliminary analysis of the potential effects of the tariffs that are currently in force in the United States, as well as in other markets where we operate, we estimate that we could incur potential incremental costs of approximately $8 million in 2025, most of which would likely be incurred by the Siding segment. The potential impact of these factors on our future operational and financial performance is uncertain. As a result, our past performance may not be indicative of future results.
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
Supply and Demand for OSB
OSB is a commodity product, and it is subject to competition from manufacturers worldwide. Product supply is influenced primarily by fluctuations in available manufacturing capacity and imports. The ratio of overall OSB demand to capacity generally drives prices. We cannot predict whether the prices of our OSB products will remain at current levels or fluctuate in the future.
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

Non-GAAP Financial Measures and Other Key Performance Indicators
In evaluating our business, we utilize non-GAAP financial measures that fall within the meaning of SEC Regulation G and Regulation S-K Item 10(e), which we believe provide users of the financial information with additional meaningful comparison to prior reported results. Non-GAAP financial measures do not have standardized definitions and are not defined by U.S. GAAP. In this quarterly report on Form 10-Q, we disclose net income excluding interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense, loss on impairment attributed to LP, business exit credits and charges, product-line discontinuance charges, other operating credits and charges, net, loss on early debt extinguishment, investment income, pension settlement charges, other non-operating items, income from discontinued operations, net of income taxes, and net income attributed to noncontrolling interest, as Adjusted EBITDA (Adjusted EBITDA), which is a non-GAAP financial measure. We have included Adjusted EBITDA in this report because we view it as an important supplemental measure of our performance and believe that it is frequently used by interested persons in the evaluation of companies that have different financing and capital structures and/or tax rates. We also disclose net income excluding loss on impairment attributed to LP, business exit credits and charges, product-line discontinuance charges, interest expense outside of normal operations, other operating credits and charges, net, loss on early debt extinguishment, gain (loss) on acquisition, pension settlement charges, income from discontinued operations, net of income taxes, and net income attributed to noncontrolling interest, and adjusting for a normalized tax rate, as Adjusted Income (Adjusted Income), which is a non-GAAP financial measure. In addition, we disclose Adjusted Diluted EPS, which is calculated as Adjusted Income divided by diluted shares outstanding (Adjusted Diluted EPS). We believe that Adjusted Diluted EPS and Adjusted Income are useful measures for evaluating our ability to generate earnings and that providing these measures should allow interested persons to more readily compare the earnings for past and future periods. Reconciliations of Adjusted EBITDA, Adjusted Income, and Adjusted Diluted EPS to their most directly comparable U.S. GAAP financial measures, net income and net income per share of common stock - diluted, respectively, are presented below.
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

The following table reconciles net income to Adjusted EBITDA (dollar amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$9	$90	$154	$358
Add (deduct):
Provision for income taxes	9	23	54	117
Depreciation and amortization	36	31	106	93
Stock-based compensation expense	12	4	24	15
Loss on impairment	13	—	31	—
Other operating credits and charges, net	1	1	5	2
Business exit credits and charges	1	—	1	(14)
Interest expense	4	4	11	12
Investment income	(5)	(6)	(12)	(17)
Other non-operating items	1	4	13	(2)
Adjusted EBITDA	$82	$153	$386	$564
ADJUSTED EBITDA BY SEGMENT
Siding	$117	$123	$348	$318
OSB	(27)	33	46	249
LPSA	5	9	25	29
Other	(13)	(12)	(33)	(32)
Adjusted EBITDA	$82	$153	$386	$564
The following table reconciles net income to Adjusted Income (dollar amounts in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income per share of common stock - diluted	$0.13	$1.28	$2.20	$5.00

Net income	$9	$90	$154	$358
Add (deduct):
Loss on impairment	13	—	31	—
Other operating credits and charges, net	1	1	5	2
Business exit credits and charges	1	—	1	(14)
Reported tax provision	9	23	54	117
Adjusted income before tax	34	115	244	463
Normalized tax provision at 25%	(8)	(29)	(61)	(116)
Adjusted Income	$25	$86	$183	$347
Diluted shares outstanding	70	71	70	72
Adjusted Diluted EPS	$0.36	$1.22	$2.62	$4.84

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
The following table sets forth housing starts for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Housing starts[1]:
Single-Family	249	260	742	782
Multi-Family	116	93	315	263
	365	353	1,057	1,045
1 Actual U.S. housing starts data, in thousands, reported by the U.S. Census Bureau as published through September 17, 2025. September 2025 housing starts have not yet been published by the U.S. Census Bureau, and therefore, we have calculated September housing starts as the average of July and August 2025 actual housing starts.
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

The following table sets forth sales volumes for the three and nine months ended September 30, 2025 and 2024 (in MMSF):

	Three Months Ended September 30, 2025				Three Months Ended September 30, 2024
Sales Volume	Siding	OSB	LPSA	Total	Siding	OSB	LPSA	Total
Siding Solutions	461	—	35	496	460	—	11	470
OSB - Structural Solutions	—	379	121	500	—	402	130	532
OSB - commodity	—	376	—	376	—	431	—	431

	Nine Months Ended September 30, 2025				Nine Months Ended September 30, 2024
Sales Volume	Siding	OSB	LPSA	Total	Siding	OSB	LPSA	Total
Siding Solutions	1,393	—	53	1,446	1,318	—	29	1,347
OSB - Structural Solutions	—	1,227	400	1,627	—	1,297	397	1,693
OSB - commodity	—	1,232	—	1,232	—	1,261	—	1,261
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
OEE for the three and nine months ended September 30, 2025 and 2024, for each of our segments is listed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Siding	77%	77%	77%	78%
OSB	80%	78%	79%	78%
LPSA	72%	68%	69%	73%
Results of Operations
Our results of operations for each of our segments are discussed below, as are the results of operations for the “Other” category, which comprises other products that are not individually significant. See “Note 13. Selected Segment Data” of the Notes to the Condensed Consolidated Financial Statements included in “Item 1. Financial Statements” of this quarterly report on Form 10-Q for further information regarding our segments.
Siding
The Siding segment serves diverse end markets with a broad product portfolio of engineered wood siding, trim, soffit, and fascia, including LP® SmartSide® Trim & Siding, LP® SmartSide® ExpertFinish® Trim & Siding, LP BuilderSeries® Lap Siding, and LP® Outdoor Building Solutions® (collectively referred to as Siding Solutions).

Segment net sales and Adjusted EBITDA for this segment were as follows (dollar amounts in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
Net sales	$443	$420	5%	$1,305	$1,196	9%
Adjusted EBITDA	117	123	(4)%	348	318	9%
Net sales in this segment by product line were as follows (dollar amounts in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
Siding Solutions	$440	$418	5%	$1,298	$1,190	9%
Other	2	3	(11)%	7	7	8%
Total	$443	$420	5%	$1,305	$1,196	9%
Percent changes in average net sales prices and unit shipments for the three and nine months ended September 30, 2025, compared to the corresponding periods in 2024, were as follows:

	Three Months Ended September 30, 2025 versus 2024		Nine Months Ended September 30, 2025 versus 2024
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
Siding Solutions	5%	—%	3%	6%
For the three and nine months ended September 30, 2025, Siding net sales increased year over year by $22 million and $108 million, respectively, reflecting higher selling prices. The nine-month increase also included a benefit from higher sales volume. Within the Siding segment, ExpertFinish® net sales increased by 31% and 24% for the three and nine months ended September 30, 2025, respectively, compared to the prior-year periods.
Adjusted EBITDA for the Siding segment decreased year over year by $6 million for the three months ended September 30, 2025, with improved pricing of $18 million more than offset by $13 million mill overhead and inventory absorption, $5 million of strategic investments in sales and marketing, $3 million of SG&A, and $2 million of tariff expenses. Adjusted EBITDA increased $30 million for the nine months ended September 30, 2025, compared to the prior-year period. This growth was driven by higher sales volume and higher selling prices of $70 million, partially offset by strategic investments in sales and marketing of $12 million, $13 million of mill overhead and inventory absorption, $7 million of tariff expenses, and $5 million of SG&A.
OSB
The OSB segment manufactures and distributes OSB structural panel products, including the innovative value-added OSB product portfolio known as LP® Structural Solutions (which includes LP® TechShield® Radiant Barrier Sheathing, LP WeatherLogic® Air & Water Barrier, LP Legacy® Premium Sub-Flooring, LP® FlameBlock® Fire-Rated Sheathing, and LP® TopNotch® 350 Durable Sub-Flooring) and LP® Oriented Strand Board.
Segment net sales and Adjusted EBITDA for this segment were as follows (dollar amounts in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
Net sales	$179	$253	(29)%	$696	$917	(24)%
Adjusted EBITDA	(27)	33	(182)%	46	249	(82)%

Net sales in this segment by product line were as follows (dollar amounts in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
OSB - Structural Solutions	$105	$136	(23)%	$391	$507	(23)%
OSB - commodity	71	112	(37)%	295	395	(25)%
Other	3	5	(36)%	11	15	(27)%
Total	$179	$253	(29)%	$696	$917	(24)%
Percent changes in average net sales prices and unit shipments for the three and nine months ended September 30, 2025, compared to the corresponding periods in 2024, were as follows:

	Three Months Ended September 30, 2025 versus 2024		Nine Months Ended September 30, 2025 versus 2024
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
OSB - Structural Solutions	(18)%	(6)%	(19)%	(5)%
OSB - commodity	(28)%	(13)%	(24)%	(2)%
For the three and nine months ended September 30, 2025, OSB net sales decreased year over year by $74 million and $221 million, respectively. These decreases were primarily driven by lower OSB prices and a decline in sales volume.
Adjusted EBITDA for the OSB segment for the same periods decreased year over year by $60 million and $203 million, respectively, also reflecting the impact of lower OSB prices and a decline in sales volume.
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
Segment net sales and Adjusted EBITDA for this segment were as follows (dollar amounts in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
Net sales	$39	$47	(17)%	$134	$140	(4)%
Adjusted EBITDA	5	9	(50)%	25	29	(13)%
For the three and nine months ended September 30, 2025, net sales decreased year over year by $8 million and $6 million, respectively, primarily due to lower OSB prices.
For the three and nine months ended September 30, 2025, Adjusted EBITDA decreased by $5 million and $4 million year over year, respectively, primarily due to lower OSB prices.
Other
Our other products segment includes other minor products, services, and closed operations, which do not qualify as discontinued operations. Additionally, this segment includes corporate expenses that are not allocated, such as general administrative costs and stock-based compensation. During 2024, the equity method investment held by Entekra Holdings LLC, our off-site framing operation, sold substantially all of its net assets. Other net sales were $2 million and $6 million for the three and nine months ended September 30, 2025, respectively, as compared to $2 million and $7 million for the corresponding periods in 2024, respectively. Adjusted EBITDA was $(13) million and $(33) million for the three and nine months ended September 30, 2025, respectively, as compared to $(12) million and $(32) million for the corresponding periods in 2024, respectively.

Selling, General, and Administrative Expenses
Selling, general, and administrative expenses were $95 million and $250 million for the three and nine months ended September 30, 2025, respectively, compared to $75 million and $215 million for the corresponding periods in 2024, respectively. The year-over-year increase in selling, general, and administrative expenses for both periods was primarily driven by higher employee compensation.
Income Taxes
We recognized an estimated tax provision of $9 million and $54 million in the three and nine months ended September 30, 2025, respectively, as compared to $23 million and $117 million for the comparable periods in 2024, respectively. Each quarter the income tax accrual is adjusted to the latest estimate and the difference from the previously accrued year-to-date balance is recorded in the current quarter. For the nine months ended September 30, 2025, the primary difference between the U.S. statutory rate of 21% and the total effective tax rate of 26% relates to state income tax and non-deductible compensation. For the nine months ended September 30, 2024, the primary difference between the U.S. statutory rate of 21% and the total effective tax rate of 25% relates to state income tax.
Legal and Environmental Matters
For a discussion of legal and environmental matters involving us and the potential impact thereof on our financial position, results of operations, and cash flows, see Items 3, 7, and 8 in our 2024 Annual Report on Form 10-K and “Note 10. Commitments and Contingencies” of the Notes to the Condensed Consolidated Financial Statements included in “Item 1. Financial Statements” of this quarterly report on Form 10-Q.
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
Operating Activities
During the nine months ended September 30, 2025 and 2024, cash provided by operations was $315 million and $500 million, respectively. The decrease in cash provided by operations was primarily related to lower net income and changes in working capital.
Investing Activities
During the nine months ended September 30, 2025 and 2024, cash used in investing activities was $216 million and $122 million, respectively, relating to capital expenditures. The year-over-year increase in capital expenditures was primarily related to higher spend on growth and sustaining maintenance projects in the current year.

Capital expenditures in 2025 are expected to be approximately $315 million. We expect to fund our short-term and long-term capital expenditures in 2025 through cash on hand, cash generated from operations, and available borrowing under our Amended Credit Facility, as necessary.
Financing Activities
During the nine months ended September 30, 2025, cash used in financing activities was $124 million, which included $61 million for share repurchases of LP common stock under the 2024 Share Repurchase Program (defined below) in the three months ended March 31, 2025. Additionally, we paid cash dividends of $58 million and used $3 million to repurchase stock from employees in connection with income tax withholding requirements associated with our employee stock-based compensation plans. In connection with other financing activities, we paid $2 million of debt issuance costs related to the amendment of our credit facility.
During the nine months ended September 30, 2024, cash used in financing activities was $252 million, which included $188 million for share repurchases of LP common stock under the share repurchase program authorized by LP’s Board of Directors in May 2022. Additionally, during this period we had $56 million of dividend payments and $8 million of stock repurchases from employees in connection with income tax withholding requirements associated with our employee stock-based compensation plans.
Credit Facility and Letter of Credit Facility
In November 2022, LP entered into the Credit Agreement with American AgCredit, PCA, as administrative agent, CoBank, ACB, as letter of credit issuer, and the lenders and the guarantors from time to time party thereto relating to its revolving credit facility. On March 26, 2025, LP entered into the First Amendment with American AgCredit, PCA, as administrative agent, CoBank, ACB, as letter of credit issuer, and the lenders and voting participants party thereto, which amended the Credit Agreement (the Amended Credit Agreement) to (1) increase the aggregate principal amount for the credit facility from $550 million to $750 million, (2) increase the sub-limit for letters of credit from $60 million to $75 million, (3) change the interest rate for revolving borrowing, (4) change the capitalization ratio limit, and (5) extend the maturity date to March 26, 2032. As of September 30, 2025, there were no outstanding borrowings under the Amended Credit Facility.
The Amended Credit Agreement contains various restrictive covenants and customary events of default. The breach of restrictive covenants or the occurrence of any other event of default under the Amended Credit Agreement could result in the acceleration of our obligation to repay the indebtedness outstanding thereunder. The Amended Credit Agreement also contains financial covenants that require us and our consolidated subsidiaries to have, as of the end of each quarter, a capitalization ratio (i.e., funded debt less unrestricted cash to total capitalization) of no more than 65%. As of September 30, 2025, we were in compliance with all financial covenants under the Amended Credit Agreement.
In May 2024, LP entered into a new letter of credit facility agreement, replacing the letter of credit facility agreement dated May 2020. This agreement provides for the funding of letters of credit up to an aggregate outstanding amount of $20 million, which may be secured by certain cash collateral of LP (the Letter of Credit Facility). The Letter of Credit Facility provides for a letter of credit fee, due quarterly, ranging from 1.000% to 1.875% of the daily available amount to be drawn on each letter of credit issued under the Letter of Credit Facility. The Letter of Credit Facility is subject to similar affirmative, negative, and financial covenants as those set forth in the Amended Credit Agreement, including the capitalization ratio covenant. All amounts outstanding under the Letter of Credit Facility become due on April 15, 2029. As of September 30, 2025, we were in compliance with all covenants under the Letter of Credit Facility.
Other Liquidity Matters
Off-Balance Sheet Arrangements
As of September 30, 2025, we had standby letters of credit of $14 million outstanding related to collateral for environmental impact on owned properties, a deposit for a forestry license, and insurance collateral, including workers’ compensation.

Potential Impairments
The carrying values of our long-lived assets are reviewed for potential impairments, and adequate support is believed by management to exist for each asset’s carrying value based on anticipated cash flows derived from estimates of future demand, pricing, and production costs, assuming certain levels of planned capital expenditures. However, if demand and pricing for our products decline significantly below cycle-average levels, if capital is allocated to alternative projects, or if changes occur in the wood supply for mills, future impairment charges may be required.
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
During the third quarter ended September 30, 2025, $13 million in non-cash, pre-tax impairment charges were recorded related to equipment that will not be utilized in future operations.
During the second quarter ended June 30. 2025, $17 million in non-cash, pre-tax impairment charges were recorded. These included $11 million related to acquired equipment that will not be utilized in future operations, $4 million related to property, plant, and equipment associated with a facility closure, and $2 million primarily related to an operating lease asset associated with a previously closed facility.

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
Commodity Price Risk
Some of our products are sold as commodities, and therefore sales prices fluctuate daily based on market factors over which we have little or no control. The most significant commodity product we sell is OSB. There have been no material changes to the assumed production capacity and annual average price sensitivity for OSB previously disclosed under the caption “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our 2024 Annual Report on Form 10-K. We historically have not entered into material commodity futures and swaps, but we may do so in the future.
Interest Rate Risk
We could be exposed to market risk associated with changes in interest rates on our variable rate credit facility. As of September 30, 2025, there were no outstanding borrowings under our Amended Credit Facility. We do not currently have any derivative or hedging arrangements, or other known exposures, to changes in interest rates. There have been no material changes to the interest rate sensitivity analysis previously disclosed under the caption “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our 2024 Annual Report on Form 10-K.

ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of September 30, 2025, our Chief Executive Officer and Chief Financial Officer carried out, with the participation of the Company’s management, a review and evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2025, LP’s disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter, ended September 30, 2025, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1LEGAL PROCEEDINGS
The description of certain legal and environmental matters involving LP set forth in “Item 1. Financial Statements” of this quarterly report on Form 10-Q under “Note 10. Commitments and Contingencies” of the Notes to the Condensed Consolidated Financial Statements contained herein is incorporated herein by reference.
ITEM 1A.RISK FACTORS
In addition to the other information set forth in this quarterly report on Form 10-Q, an investor should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” of the Company’s 2024 Annual Report on Form 10-K. There have been no material changes to the risk factors previously disclosed under the caption “Item 1A. Risk Factors” in Part I of our 2024 Annual Report on Form 10-K.
The risks described in our 2024 Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also materially adversely affect our business, financial condition, operating results, or cash flows.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In May 2024, our Board of Directors authorized a share repurchase program under which LP was authorized to repurchase up to $250 million of its outstanding common stock (the 2024 Share Repurchase Program). We did not make any repurchases of LP common stock pursuant to the 2024 Share Repurchase Program or otherwise during the quarter ended September 30, 2025. At September 30, 2025, we had an aggregate of $177 million of repurchase authorization remaining under the 2024 Share Repurchase Program. LP may initiate, discontinue, or resume purchases of its common stock under the 2024 Share Repurchase Program in the open market, in block, and in privately negotiated transactions, including under Rule 10b5-1 plans, at such times and in such amounts as management deems appropriate without prior notice, subject to market and business conditions, regulatory requirements, and other factors.
ITEM 5.OTHER INFORMATION
None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended September 30, 2025.

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

LOUISIANA-PACIFIC CORPORATION

Date:	November 5, 2025	BY:	/s/ W. Bradley Southern
W. Bradley Southern
Chief Executive Officer

Date:	November 5, 2025	BY:	/s/ Alan J.M. Haughie
Alan J.M. Haughie
Executive Vice President and
Chief Financial Officer