Form 10-Q/A
period 2025-09-30
LOUISIANA-PACIFIC CORP
filed 2025-12-12
CIK 60519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 originally filed by Louisiana-Pacific Corporation, a Delaware corporation (“we,” “our,” “us” or the “Company”), with the Securities and Exchange Commission (“SEC”) on November 5, 2025 (the “Original Filing”). We are filing this Amendment solely to (a) amend Item 5 of Part II of the Original Filing to include information concerning a Rule 10b5-1 trading arrangement adopted by our Chief Executive Officer on August 27, 2025 that was inadvertently omitted from the Original Filing and (b) amend Item 6 of Part II of the Original Filing to include (i) new certifications of our Chief Executive Officer and Chief Financial Officer, as Exhibits 31.1 and 31.2, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not furnishing new certifications under Section 906 of the Sarbanes-Oxley Act of 2002 because no financial statements are being filed with this Amendment. The complete text of Item 5 of Part II has been set forth in its entirety in accordance with Rule 12b-15 under the Exchange Act.
Other than as expressly set forth herein, this Amendment does not, and does not purport to, amend, update or restate the information in Original Filing or reflect any events that have occurred after the Original Filing was made. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time as of which the Original Filing was made. No changes have been made to the financial statements of the Company as contained in the Original Filing. Accordingly, this Amendment should be read together with the Original Filing and the Company’s other filings with the SEC.

PART II - OTHER INFORMATION
ITEM 5.OTHER INFORMATION
None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended September 30, 2025, except that on August 27, 2025, W. Bradley Southern, our Chairperson of the Board of Directors and Chief Executive Officer, entered into a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions provided in Rule 10b5-1(c) of the Exchange Act for the sale of up to 340,000 shares of our common stock from December 1, 2025 through May 15, 2026.

ITEM 6.EXHIBITS

31.1	*Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. *

31.2	*Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. *

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document *

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

104	Cover Page Interactive Data File (embedded with Inline XBRL document and contained in Exhibit 101)*
*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOUISIANA-PACIFIC CORPORATION

Date:	December 12, 2025	BY:	/s/ W. Bradley Southern
W. Bradley Southern
Chief Executive Officer

Date:	December 12, 2025	BY:	/s/ Alan J.M. Haughie
Alan J.M. Haughie
Executive Vice President and
Chief Financial Officer