Form 10-Q
period 2026-03-31
LOUISIANA-PACIFIC CORP
filed 2026-05-06
CIK 60519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 69,864,880 shares of common stock, $1 par value per share, outstanding as of May 1, 2026.

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

PART I - FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
Condensed Consolidated Statements of Income
Amounts in millions, except per share amounts
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net sales	$574	$724
Cost of sales	(459)	(526)
Gross profit	115	197
Selling, general, and administrative expenses	(78)	(75)
Other operating credits and charges, net	(2)	(2)
Income from operations	34	120
Interest expense	(4)	(3)
Investment income	2	4
Other non-operating (expense) income	3	(5)
Income before income taxes	36	116
Provision for income taxes	(9)	(26)
Net income	$27	$91

Net income per share of common stock:
Basic	$0.39	$1.30
Diluted	$0.39	$1.30

Average shares of common stock used to compute net income per share:
Basic	70	70
Diluted	70	70
The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income
Amounts in millions
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net income	$27	$91
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(5)	12
Comprehensive income	$22	$103
The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets
Amounts in millions, except per share amounts
(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$164	$292
Receivables, net of allowance for doubtful accounts of $1 as of March 31, 2026 and December 31, 2025	155	127
Inventories	416	363
Prepaid expenses and other current assets	26	28
Total current assets	760	809

Property, plant, and equipment, net	1,715	1,709
Timber and timberlands	12	13
Operating lease assets, net	23	23
Goodwill and other intangible assets	21	22
Investments in and advances to affiliates	18	17
Other assets	25	25
Deferred tax asset	7	8
Total assets	$2,581	$2,627

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$233	$285
Income taxes payable	—	5
Total current liabilities	233	291

Long-term debt	348	348
Deferred income taxes	189	177
Non-current operating lease liabilities	21	22
Contingency reserves, excluding current portion	26	26
Other long-term liabilities	33	33
Total liabilities	850	896

Stockholders’ equity:
Common stock, $1 par value per share, 200 shares authorized; 85 shares issued and 70 shares issued and outstanding as of March 31, 2026 and December 31, 2025	85	85
Additional paid-in capital	509	508
Retained earnings	1,627	1,621
Treasury stock, 15 shares at cost as of March 31, 2026 and December 31, 2025	(388)	(385)
Accumulated comprehensive loss	(103)	(98)
Total stockholders’ equity	1,730	1,731
Total liabilities and stockholders’ equity	$2,581	$2,627
The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows
Amounts in millions
(Unaudited)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27	$91
Adjustments to net income:
Depreciation and amortization	38	35
Stock-based compensation expense	7	5
Deferred taxes	14	—
Foreign currency remeasurement and transaction (gains) losses	(4)	1
Other adjustments, net	(5)	(1)
Changes in assets and liabilities (net of acquisitions and divestitures):
Receivables	(17)	(36)
Inventories	(51)	(37)
Prepaid expenses and other current assets	3	—
Accounts payable and accrued liabilities	(33)	(4)
Income taxes payable, net of receivables	(16)	11
Net cash (used in) provided by operating activities	(38)	64
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant, and equipment additions	(61)	(64)
Net cash used in investing activities	(61)	(64)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of cash dividends	(21)	(20)
Purchase of stock	—	(61)
Other financing activities	(8)	(7)
Net cash used in financing activities	(29)	(87)
EFFECT OF EXCHANGE RATE ON CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	1	3
Net increase (decrease) in cash, cash equivalents, and restricted cash	(128)	(84)
Cash, cash equivalents, and restricted cash at beginning of period	292	340
Cash, cash equivalents, and restricted cash at end of period	$164	$256

Supplemental cash flow information:
Cash paid for income taxes, net	$11	$15
Cash paid for interest, net	$7	$7
Unpaid capital expenditures	$17	$12
The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Stockholders’ Equity
Amounts in millions, except per share amounts
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2025	85	$85	15	$(385)	$508	$1,621	$(98)	$1,731
Net Income	—	—	—	—	—	27	—	27
Dividends paid ($0.30 per share)	—	—	—	—	—	(21)	—	(21)
Issuance of shares under stock plans	—	—	—	6	(6)	—	—	—
Taxes paid related to net settlement of stock-based awards	—	—	—	(8)	—	—	—	(8)
Compensation expense associated with stock-based compensation	—	—	—	—	7	—	—	7
Other comprehensive income (loss)	—	—	—	—	—	—	(5)	(5)
Balance, March 31, 2026	85	$85	15	$(388)	$509	$1,627	$(103)	$1,730

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	86	$86	16	$(386)	$478	$1,615	$(122)	$1,671
Net Income	—	—	—	—	—	91	—	91
Dividends paid ($0.28 per share)	—	—	—	—	—	(20)	—	(20)
Issuance of shares under stock plans	—	—	—	3	(3)	—	—	—
Taxes paid related to net settlement of stock-based awards	—	—	—	(5)	—	—	—	(5)
Purchase of stock	(1)	(1)	—	—	—	(61)	—	(62)
Compensation expense associated with stock-based compensation	—	—	—	—	5	—	—	5
Other comprehensive income (loss)	—	—	—	—	—	—	12	12
Balance, March 31, 2025	85	$85	15	$(388)	$480	$1,625	$(110)	$1,692
The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of Operations
Louisiana-Pacific Corporation and our subsidiaries are a leading provider of high-performance building solutions that meet the demands of builders, remodelers, and homeowners worldwide. Serving the new home construction, repair and remodeling, and outdoor structures markets, we have leveraged our expertise to become an industry leader known for innovation, quality, reliability, and sustainability. The principal customers for our building solutions are retailers, wholesalers, and home building and industrial businesses in North America and South America. The Company operates more than 20 manufacturing facilities across North and South America and operates an additional facility through a joint venture. References to “LP,” the “Company,” “we,” “our,” and “us” refer to Louisiana-Pacific Corporation and its consolidated subsidiaries as a whole.
See “Note 11. Selected Segment Data” below for further information regarding our products and segments.
Basis of Presentation
The unaudited Condensed Consolidated Financial Statements presented here have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial reporting. As such, they do not include all the information and footnotes required by U.S. GAAP for complete consolidated financial statements. Management believes that all necessary adjustments for a fair presentation have been included and are of a normal and recurring nature. These Condensed Consolidated Financial Statements and the accompanying Notes should be reviewed in conjunction with our annual report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 17, 2026 (2025 Annual Report on Form 10-K). The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year.
The Condensed Consolidated Financial Statements include the accounts of LP and our consolidated subsidiaries. All intercompany transactions, profits, and balances have been eliminated.
Certain reclassifications have been made to prior years to conform to the current year presentation.
NOTE 2. REVENUE
Revenue from contracts with customers is disaggregated into major product lines. We believe disaggregation into these categories provides insight into how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.
The following tables present our reportable segment revenues, disaggregated by revenue source (dollar amounts in millions):

	Three Months Ended March 31,
	2026	2025
Siding	$359	$400
Other	1	3
Net sales attributable to Siding	360	402
OSB - Structural Solutions	92	143
OSB - Commodity	73	120
Other	3	5
Net sales attributable to OSB	168	267
Other	46	54
Total Sales	$574	$724

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
We ship some of our products to customers’ distribution centers on a consignment basis. We retain title to our products stored at the distribution centers. As our products are removed from the distribution centers by retailers and shipped to retailers’ stores, title passes from us to the retailers. At that point, we invoice the retailer and recognize revenue for these consignment transactions. No right of return is offered for products shipped to the retailers’ stores from the distribution centers.
NOTE 3. EARNINGS PER SHARE
Basic earnings per share is based on the weighted-average number of shares of common stock outstanding. Diluted earnings per share is based upon the weighted-average number of shares of common stock outstanding plus all potentially dilutive securities that were assumed to be converted into common shares at the beginning of the period under the treasury stock method. This method requires that the effect of potentially dilutive common stock equivalents (stock options, stock-settled appreciation rights (SSARs), restricted stock units, and performance stock units) be excluded from the calculation of diluted earnings per share for the periods in which losses are reported because the effect is anti-dilutive.
The following table sets forth the computation of basic and diluted earnings per share (dollar and share amounts in millions, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Net income	$27	$91

Weighted average common shares outstanding - basic	70	70
Dilutive effect of employee stock plans	—	—
Shares used for diluted earnings per share	70	70
Net income per share of common stock:
Basic	$0.39	$1.30
Diluted	$0.39	$1.30

NOTE 4. SUPPLEMENTAL BALANCE SHEET INFORMATION
Receivables
Trade receivables are primarily generated by sales of our products to our wholesale and retail customers. Receivables consisted of the following (dollar amounts in millions):

	March 31, 2026	December 31, 2025
Trade receivables	$113	$95
Income tax receivable	27	16
Other receivables	16	17
Allowance for doubtful accounts	(1)	(1)
Total Receivables	$155	$127
Other receivables as of March 31, 2026, and December 31, 2025, primarily consisted of sales tax receivables and other miscellaneous receivables.
Inventories
Inventories are valued at the lower of cost or net realizable value. Inventory cost includes materials, labor, and operating overhead. The first-in, first-out or average cost methods are used to value our inventories. Inventories include a lower of cost or market adjustment of $18 million and $23 million as of March 31, 2026, and December 31, 2025, respectively. Inventory consisted of the following (dollar amounts in millions):

	March 31, 2026	December 31, 2025
Logs	$93	$62
Other raw materials	42	42
Semi-finished inventories	35	38
Finished products	247	222
Total Inventories	$416	$363
Property, Plant, and Equipment
Property, plant, and equipment, including capitalized interest, are recorded at cost and consisted of the following (dollar amounts in millions):

	March 31, 2026	December 31, 2025
Land, Land improvements, and logging roads, net of road amortization	$225	$225
Buildings	527	525
Machinery and equipment	2,648	2,602
Construction in progress	293	298
Property, plant, and equipment	3,692	3,650
Accumulated depreciation	(1,977)	(1,941)
Property, plant, and equipment, net	$1,715	$1,709

Goodwill and Intangible Assets
Goodwill and indefinite-lived intangible assets are not amortized and are subject to assessment for impairment by applying a fair value-based test on an annual basis, or more frequently if circumstances indicate a potential impairment. The Company’s annual assessment date is October 1.
Changes in goodwill and other intangible assets for the three months ended March 31, 2026, are provided in the following table (dollar amounts in millions):

	Goodwill	Developed Technology	Total Goodwill and Intangibles
Beginning balance December 31, 2025	$19	$3	$22
Amortization	—	(2)	(2)
Ending balance March 31, 2026	$19	$1	$21
1 Timber licenses are included in timber and timberlands on the Condensed Consolidated Balance Sheets.
Timber and Timberlands
Timber and timberlands are comprised of timber deeds and allocations of the purchase price to Canadian timber harvesting licenses. Timber deeds are transactions in which we purchase timber but not the underlying land. We had timber and timberlands of $4 million and $5 million as of March 31, 2026, and December 31, 2025, respectively.
Timber licenses have a life of 20 to 25 years and are amortized on a straight-line basis over the life of the agreement. Changes in timber licenses for the three months ended March 31, 2026, are provided in the following table (dollar amounts in millions):

Timber Licenses[1]
Beginning balance December 31, 2025	$8
Additions	—
Impairment	—
Amortization	—
Ending Balance March 31, 2026	$8
1 Timber licenses are included in timber and timberlands on the Condensed Consolidated Balance Sheets.
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities were as follows (dollars amounts in millions):

	March 31, 2026	December 31, 2025
Trade accounts payable	$122	$129
Salaries and wages payable	53	84
Accrued customer incentives	38	50
Taxes other than income taxes	6	5
Current portion of operating lease liabilities	9	9
Other accrued liabilities	5	9
Total accounts payable and accrued liabilities	$233	$285
Other accrued liabilities as of March 31, 2026, and December 31, 2025, primarily consisted of accrued interest, the short-term portion of workers' compensation liabilities, the current portion of product warranties, and other items. Additionally, trade accounts payable included $17 million and $33 million related to capital expenditures that had not yet been paid as of March 31, 2026, and December 31, 2025, respectively.

Other Long-Term Liabilities
Other long-term liabilities were as follows (dollar amounts in millions):

	March 31, 2026	December 31, 2025
Post-retirement obligations	$6	$6
Asset retirement obligations	9	9
Uncertain tax positions	5	5
Warranty reserves	5	5
Other	8	8
Total other long-term liabilities	$33	$33
Other long-term liabilities as of March 31, 2026, and December 31, 2025, consisted primarily of executive deferred compensation and the long-term portion of workers’ compensation liabilities. See “Note 10. Product Warranties” below for further information regarding our product warranty claims.
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
The net carrying value of the Company's 3.625% Senior Notes due in 2029 (2029 Senior Notes) was $348 million as of March 31, 2026 and December 31, 2025. Based on market quotations, the fair value of the 2029 Senior Notes was estimated to be $336 million and $341 million as of March 31, 2026 and December 31, 2025, respectively. The 2029 Senior Notes and other long-term debt are categorized as Level 1 in the U.S. GAAP fair value hierarchy. Fair values are based on trading activity among the Company’s lenders and the average bid and ask price is determined using published rates.
In March 2025, LP entered into that certain First Amendment to Second Amended and Restated Credit Agreement (the First Amendment) with American AgCredit, PCA, as administrative agent, CoBank, ACB, as letter of credit issuer, and the lenders and voting participants party thereto, which amends that certain Second Amended and Restated Credit Agreement (the Credit Agreement) that was entered into in November 2022. The First Amendment amended the Credit Agreement to (1) increase the aggregate principal amount for the credit facility (the Amended Credit Facility) from $550 million to $750 million, (2) increase the sub-limit for letters of credit from $60 million to $75 million, (3) change the interest rate for revolving borrowing, (4) change the capitalization ratio limit, and (5)

extend the maturity date to March 26, 2032. As of March 31, 2026, there were no outstanding borrowings pursuant to the Amended Credit Facility.
NOTE 6. INCOME TAXES
For interim periods, income tax expense is recognized by applying the estimated annual effective tax rate to year-to-date results, unless doing so does not yield a reliable estimate. Each quarter, the income tax accrual is updated based on the latest estimate, and any difference from the previously accrued year-to-date balance is recorded in the current quarter. Changes in profitability estimates across jurisdictions may affect quarterly effective tax rates.
The provision for income taxes for the three months ended March 31, 2026, and 2025, reflected an estimated annual effective tax rate of 24% excluding discrete items discussed below. The total tax provision for the three months ended March 31, 2026, was $9 million, compared to $26 million for the corresponding period in 2025. The total effective tax rate for the three months ended March 31, 2026, was 25%, compared to 22% for the corresponding period in 2025. The year-over-year increase in the total effective tax rate resulted from discrete tax benefits in the prior year not present in the current year.
During the three months ended March 31, 2026, discrete items were insignificant. During the three months ended March 31, 2025, we recognized a $3 million net discrete tax benefit primarily related to inflationary and foreign currency exchange-related effects and stock-based compensation.
NOTE 7. OTHER OPERATING AND NON-OPERATING ITEMS
Other operating credits and charges, net
Other operating credits and charges, net, is comprised of the following components (dollar amounts in millions):

	Three Months Ended March 31,
	2026	2025
Reorganization charges	$(2)	$(1)
Product-line discontinuance charges	(1)	—
Loss on asset disposal	—	(1)
Other	1	—
Other operating credits and charges, net	$(2)	$(2)
Non-operating income (expense)
Non-operating income (expense) is comprised of the following components (dollar amounts in millions):

	Three Months Ended March 31,
	2026	2025
Foreign currency gain (loss)	$3	$(5)
Other non-operating income (expense)	$3	$(5)
NOTE 8. IMPAIRMENT OF LONG-LIVED ASSETS
The carrying values of our long-lived assets are reviewed for potential impairments, and adequate support is believed by management to exist for each asset’s carrying value based on anticipated cash flows derived from estimates of future demand, pricing, and production costs, assuming certain levels of planned capital expenditures. However, if demand and pricing for our products fall to levels significantly below cycle-average demand and pricing, should we decide to invest capital in alternative projects, or should changes occur related to our wood supply for our mills, it is possible that future impairment charges will be required.
Potential asset dispositions are also periodically reviewed, taking into account current and anticipated economic and industry conditions, the strategic plan, and other relevant factors. A decision to dispose of specific assets may require management to make assumptions regarding the transaction structure of the disposition and to estimate the net sales proceeds, which may be less than previous estimates of undiscounted future net cash flows. As a result, impairment charges may be necessary in connection with such dispositions.
No impairment was recognized during the three months ended March 31, 2026.
NOTE 9. COMMITMENTS AND CONTINGENCIES
Reserves for various contingent liabilities were as follows (dollar amounts in millions):

	March 31, 2026	December 31, 2025
Environmental reserves	$27	$27
Total contingencies	$27	$27
Current portion (included in accounts payable and accrued liabilities)	(1)	(1)
Long-term portion	$26	$26
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
Environmental Matters
A reserve is maintained for undiscounted estimated environmental loss contingencies. This reserve is primarily maintained for estimated future costs of remediation of hazardous or toxic substances at numerous sites currently or previously owned by the Company. Estimates of environmental loss contingencies are based on various assumptions and judgments, the specific nature of which varies considering the particular facts and circumstances surrounding each environmental loss contingency. These estimates typically reflect management's assumptions and judgments as to the probable nature, magnitude, and timing of the required investigation, remediation, and/or monitoring activities, as well as the probable costs associated with those activities. In some cases, estimates also consider the obligation, willingness, or ability of third parties to bear a proportionate or allocated share of the costs.
Due to the numerous uncertainties and variables associated with these assumptions and judgments, and the potential effects of changes in governmental regulation and environmental technologies, both the precision and reliability of the resulting estimates of the related contingencies are subject to substantial uncertainties. Estimated exposure to environmental loss contingencies is regularly monitored, and estimates may be revised significantly as additional information becomes available.
Other Proceedings
From time to time, the Company and its subsidiaries are parties to certain legal proceedings arising in the ordinary course of business. Based on the information currently available, management does not believe that the resolution of such proceedings could reasonably be expected to have a material adverse effect on the Company’s financial position, results of operations, cash flows, or liquidity.

NOTE 10. PRODUCT WARRANTIES
Warranties are offered on the sale of most of our products, and an accrual is recorded for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The activity in the warranty reserves is summarized in the following table for the three months ended March 31, 2026, and 2025 (dollar amounts in millions):

	Three Months Ended March 31,
	2026	2025
Beginning balance	$6	$6
Change in warranty provision	—	—
Total warranty reserves	7	6
Current portion of warranty reserves (included in accounts payable and accrued liabilities)	(2)	(2)
Long-term portion of warranty reserves (included in other long-term liabilities)	$5	$5
Warranty and other product-related claims continue to be monitored by management, and as of March 31, 2026, the warranty reserve balances associated with these matters are considered adequate to cover future warranty payments. However, it is possible that additional adjustments may be required in the future.
NOTE 11. SELECTED SEGMENT DATA
The Company defines its operating segments as those operations that engage in business activities from which revenues are earned and expenses incurred, for which discrete financial information is available, and that are regularly reviewed to analyze performance and allocate resources by the chief operating decision maker ("CODM"), the Company's Chief Executive Officer. The Company conducts business through two reportable segments: Siding and OSB. Other comprises our South American operations and other products that are not individually significant.
•The Siding segment serves diverse end markets with a broad product portfolio of engineered wood siding, trim, soffit, and fascia. Our Siding is offered primed (LP® SmartSide® Trim & Siding, LP BuilderSeries® Lap Siding, and LP® Outdoor Building Solutions®) and prefinished (LP® SmartSide® ExpertFinish® Trim & Siding) to meet the needs of builders and installers in new construction and repair and remodeling applications.
•The OSB segment manufactures and distributes OSB structural panel products, including the innovative value-added OSB product portfolio known as LP® Structural Solutions (which includes LP® FlameBlock® Fire-Rated Sheathing, LP BurnGuard™ FRT OSB, LP WeatherLogic® Air & Water Barrier, LP® TechShield® Radiant Barrier Sheathing, LP Legacy® Premium Sub-Flooring, and LP® TopNotch® 350 Durable Sub-Flooring).
The results of our business segments are evaluated based on segment Adjusted EBITDA, which the CODM uses to assess performance and make decisions regarding the allocation of operating and capital resources. Additionally, the budgeting and forecasting process monitors budget versus actual results, with emphasis on Adjusted EBITDA. Segment Adjusted EBITDA is defined as income attributed to LP excluding interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense, loss on impairment, business exit credits and charges, product-line discontinuance charges, other operating credits and charges, net, loss on early debt extinguishment, investment income, pension settlement charges, other non-operating income (expense), income from discontinued operations, net of income taxes, and net income attributed to noncontrolling interest.

Information regarding the Company’s business segments is presented below (dollar amounts in millions):

	Three Months Ended March 31, 2026
	Siding	OSB	Total
Revenues from external customers	$360	$168	$528
Reconciliation of revenue
Other revenues[1]			46
Total consolidated revenues			$574
Less:
Cost of sales	(244)	(179)
Selling, general, and administrative expenses	(39)	(17)
Depreciation and amortization	22	14
Other segment items[2]	2	1
Reportable segment Adjusted EBITDA	$101	$(12)	$89

	Three Months Ended March 31, 2025
	Siding	OSB	Total
Revenues from external customers	$402	$267	$669
Reconciliation of revenue
Other revenues[1]			54
Total consolidated revenues			$724
Less:
Cost of sales	(276)	(211)
Selling, general, and administrative expenses	(42)	(16)
Depreciation and amortization	20	13
Other segment items[2]	1	1
Reportable segment Adjusted EBITDA	$106	$54	$160
1 Other revenues include sales from the Company's South American operations and other minor products and services.
2 Other segment items include stock compensation expense.

	Three Months Ended March 31,
	2026	2025
Reconciliation of profit (loss)
Reportable segment Adjusted EBITDA	$89	$160
Add (deduct):
Other Adjusted EBITDA[1]	(7)	2
Depreciation and amortization	(38)	(35)
Stock-based compensation expense	(7)	(5)
Other operating credits and charges, net[2]	(2)	(2)
Product-line discontinuance charges[2]	(1)	—
Interest expense	(4)	(3)
Investment income	2	4
Other non-operating (expense) income[2]	3	(5)
Income before income taxes	$36	$116
1Other Adjusted EBITDA includes the Company's South American operations, unallocated corporate expenses, and other minor products and services.
2See further discussion in “Note 7 - Other Operating and Non-Operating Items” of the Notes to the Condensed Consolidated Financial Statements.
Information concerning identifiable assets by segment is as follows (dollar amounts in millions):

	March 31, 2026	December 31, 2025
Identifiable Assets
Siding	$1,467	$1,419
OSB	539	531
Other	574	677
Total assets	$2,581	$2,627
Other segment related assets include cash and cash equivalents, accounts receivable, short-term and long-term investments, corporate assets, and other items.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Condensed Consolidated Financial Statements and related Notes and other financial information appearing elsewhere in this quarterly report on Form 10-Q. The following discussion includes forward-looking statements that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. We encourage you to review the risks and uncertainties described in the sections titled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” included in our 2025 Annual Report on Form 10-K and in this quarterly report on Form 10-Q. These risks and uncertainties could cause actual results to differ materially from those projected in the forward-looking statements contained in this quarterly report on Form 10-Q or implied by past results and trends. Our historical results are not necessarily indicative of the results that may be expected for any period in the future, and our interim results are not necessarily indicative of the results we expect for the full fiscal year or any other period.
General
We are a leading provider of high-performance building solutions that meet the demands of builders, remodelers, and homeowners worldwide. We have leveraged our expertise serving the new home construction, repair and remodeling, and outdoor structures markets to become an industry leader known for innovation, quality, reliability, and sustainability. Our manufacturing facilities are located in the U.S., Canada, Chile, and Brazil. To serve these markets, we operate in two reportable segments: Siding and Oriented Strand Board (OSB).
Demand for Building Products
Demand for our products correlates positively with new home construction, especially new single-family home construction, and repair and remodeling activity in North America, which historically has been characterized by significant cyclicality. The U.S. Census Bureau published actual U.S. housing starts data on April 29, 2026. Actual single-family housing starts were approximately 6% lower for the three months ended March 31, 2026, as compared to the same period in 2025. Actual multi-family housing starts for the three months ended March 31, 2026, were approximately 19% higher as compared to the same period in 2025. Repair and remodeling activity is difficult to reasonably measure, but the many indications suggest that repair and remodeling activity has declined modestly year-over-year.
Future economic conditions in the United States and the demand for homes are uncertain due to various macroeconomic factors, including interest rates, employment levels, changing trade policy in various jurisdictions, consumer confidence, and financial markets, among other things. Additionally, we have experienced fluctuating material prices, supply disruptions, and labor challenges, which we continue to address as we work to meet the demands of builders, remodelers, and homeowners worldwide.
Supply and Demand for Siding
Our Siding products are specialty building materials and are subject to competition from various siding and cladding technologies, including vinyl, stucco, wood, fiber cement, brick, and others. We believe we are the largest manufacturer of engineered wood siding in North America and South America. We have consistently grown our Siding segment above the underlying market growth rates. Our Siding segment is generally less sensitive to new housing market cyclicality since a majority of its demand comes from other markets, including off-site structure producers and repair and remodel. Our growth in this market depends upon the continued displacement of vinyl, wood, fiber cement, stucco, bricks, and other alternatives, our product innovation, and our technological expertise in wood and wood composites to address the needs of our customers.
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

Critical Accounting Policies and Significant Estimates
Note 1 of the Notes to the Consolidated Financial Statements included in our 2025 Annual Report on Form 10-K is a discussion of our significant accounting policies and significant accounting estimates and judgments. Throughout the preparation of the financial statements, we employ significant judgments in the application of accounting principles and methods. These judgments are primarily related to the assumptions used to arrive at various estimates.
There have been no changes in the application of principles, methods, and assumptions used to determine our significant estimates since December 31, 2025.

Non-GAAP Financial Measures and Other Key Performance Indicators
When evaluating the Company's performance on a GAAP basis, management utilizes certain non-GAAP financial measures as defined by SEC Regulation G and Regulation S-K Item 10(e). These measures exclude the impact of specific costs, expenses, gains, and losses to evaluate our overall operating performance. Management believes these non-GAAP measures provide users of the financial information with additional meaningful comparison to prior periods, as they generally exclude items that are outside of the normal course of our business or beyond management's control. It is important to note that non-GAAP financial measures do not have standardized definitions and are not defined by U.S. GAAP. In this quarterly report on Form 10-Q, Adjusted EBITDA, Adjusted Income, and Adjusted Diluted EPS (as each defined below) are non-GAAP measures that are used by management and external users of our condensed consolidated financial statements such as investors, industry analysts, and lenders.
Adjusted EBITDA is defined as net income excluding interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense, loss on impairment, business exit credits and charges, product-line discontinuance charges, other operating credits and charges, net, loss on early debt extinguishment, investment income, pension settlement charges, other non-operating income (expense), income from discontinued operations, net of income taxes, and net income attributed to noncontrolling interest. We have included Adjusted EBITDA in this report because we view it as an important supplemental measure of our performance and believe that it is frequently used by interested persons in the evaluation of companies that have different financing and capital structures and/or tax rates.
Adjusted Income is defined as net income, excluding loss on impairment, business exit credits and charges, product-line discontinuance charges, interest expense outside of normal operations, other operating credits and charges, net, loss on early debt extinguishment, gain (loss) on acquisition, pension settlement charges, income from discontinued operations, net of income taxes, net income attributed to noncontrolling interest, foreign currency gains and losses, and adjusting for a normalized tax rate. Adjusted Diluted EPS is calculated as Adjusted Income divided by diluted shares outstanding, which is a non-GAAP financial measure. We believe that Adjusted Diluted EPS and Adjusted Income are useful measures for evaluating our ability to generate earnings and that providing these measures should allow interested persons to more readily compare the earnings for past and future periods.
During the first quarter of 2026, the Company updated the definition of Adjusted Income to exclude foreign currency gains and losses. These gains and losses primarily arise from the remeasurement of all monetary assets and liabilities including intercompany notes that are denominated in a different currency than the entity's functional currency. The exclusion of these items helps management compare changes in operating results between periods that might otherwise be obscured due to currency fluctuations. The Company believes this exclusion provides investors with a clearer view of underlying operating performance by removing the effects of currency fluctuations that are largely outside of the Company's control and do not reflect its core business activities. For comparability and consistency, all prior period Adjusted Income and Adjusted Diluted EPS measures have been recast to conform to the current presentation. The impact of this update for the three months ended March 31, 2025, resulted in an increase to Adjusted Income and Adjusted Diluted EPS of $4 million and $0.06, respectively.
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

The following table reconciles net income to Adjusted EBITDA (dollar amounts in millions):

	Three Months Ended March 31,
	2026	2025
Net income	$27	$91
Add (deduct):
Provision for income taxes	9	26
Depreciation and amortization	38	35
Stock-based compensation expense	7	5
Other operating credits and charges, net	2	2
Product-line discontinuance charges	1	—
Interest expense	4	3
Investment income	(2)	(4)
Other non-operating expense (income)	(3)	5
Adjusted EBITDA	$82	$162

Siding	$101	$106
OSB	(12)	54
Other	(7)	2
Adjusted EBITDA	$82	$162
The following table reconciles net income to Adjusted Income (dollar amounts in millions, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Net income per share of common stock - diluted	$0.39	$1.30

Net income	$27	$91
Add (deduct):
Other operating credits and charges, net	2	2
Product-line discontinuance charges	1	—
Foreign currency (gain) loss	(3)	5
Reported tax provision	9	26
Adjusted income before tax	35	123
Normalized tax provision at 25%	(9)	(31)
Adjusted Income	$26	$93
Diluted shares outstanding	70	70
Adjusted Diluted EPS	$0.38	$1.33
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
The following table sets forth housing starts for the three months ended March 31, 2026 and 2025 (in thousands):

.	Three Months Ended March 31,
	2026	2025
Housing starts[1]:
Single-Family	216	229
Multi-Family	106	89
	322	318
1 Actual U.S. housing starts data, in thousands, reported by the U.S. Census Bureau as published through April 29, 2026.
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
The following table sets forth sales volumes for the three months ended March 31, 2026 and 2025 (in MMSF):

	Three Months Ended March 31,
	2026	2025
Siding	358	435
Total Siding sales volume	358	435

OSB - Structural Solutions	326	398
OSB - Commodity	374	426
Total OSB sales volume	701	824

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
OEE for the three months ended March 31, 2026 and 2025, for each of our reportable segments is listed below:

	Three Months Ended March 31,
	2026	2025
Siding	83%	80%
OSB	79%	77%
Results of Operations
The Company conducts business through two reportable segments: Siding and OSB. Other comprises our South American operations and other products that are not individually significant. See “Note 11. Selected Segment Data” of the Notes to the Condensed Consolidated Financial Statements included in “Item 1. Financial Statements” of this quarterly report on Form 10-Q for further information regarding our segments.
Siding
The Siding segment serves diverse end markets with a broad product portfolio of engineered wood siding, trim, soffit, and fascia. Our Siding is offered primed (LP® SmartSide® Trim & Siding, LP BuilderSeries® Lap Siding, and LP® Outdoor Building Solutions®) and prefinished (LP® SmartSide® ExpertFinish® Trim & Siding) to meet the needs of builders and installers in new construction and repair and remodeling applications.
Segment net sales and Adjusted EBITDA for this segment were as follows (dollar amounts in millions):

	Three Months Ended March 31,
	2026	2025	% Change
Net sales	$360	$402	(10)%
Adjusted EBITDA	101	106	(5)%
Net sales in this segment by product line were as follows (dollar amounts in millions):

	Three Months Ended March 31,
	2026	2025	% Change
Siding	$359	$400	(10)%
Other	1	3	(44)%
Total	$360	$402	(10)%

Percent changes in average net sales prices and unit shipments for the three months ended March 31, 2026, compared to the corresponding period in 2025, were as follows:

	Three Months Ended March 31, 2026 versus 2025
	Average Net Selling Price	Unit Shipments
Siding	9%	(18)%
For the three months ended March 31, 2026, Siding net sales decreased year over year by $42 million reflecting higher prices offset by lower volumes. The increase in pricing was attributable to the annual price increase, favorable sales mix, and a slight reduction in rebate expense compared to the prior year.
Adjusted EBITDA for the Siding segment decreased year over year by $5 million, with pricing improvements contributing $27 million, which were more than offset by $35 million of lower volumes.
OSB
The OSB segment manufactures and distributes OSB structural panel products, including the innovative value-added OSB product portfolio known as LP® Structural Solutions (which includes LP® FlameBlock® Fire-Rated Sheathing, LP BurnGuard™ FRT OSB, LP WeatherLogic® Air & Water Barrier, LP® TechShield® Radiant Barrier Sheathing, LP Legacy® Premium Sub-Flooring, and LP® TopNotch® 350 Durable Sub-Flooring).
Segment net sales and Adjusted EBITDA for this segment were as follows (dollar amounts in millions):

	Three Months Ended March 31,
	2026	2025	% Change
Net sales	$168	$267	(37)%
Adjusted EBITDA	(12)	54	(122)%
Net sales in this segment by product line were as follows (dollar amounts in millions):

	Three Months Ended March 31,
	2026	2025	% Change
OSB - Structural Solutions	$92	$143	(36)%
OSB - Commodity	73	120	(39)%
Other	3	5	(34)%
Total	$168	$267	(37)%
Percent changes in average net sales prices and unit shipments for the three months ended March 31, 2026, compared to the corresponding period in 2025, were as follows:

	Three Months Ended March 31, 2026 versus 2025
	Average Net Selling Price	Unit Shipments
OSB - Structural Solutions	(21)%	(18)%
OSB - Commodity	(31)%	(12)%
For the three months ended March 31, 2026, OSB net sales decreased year over year by $99 million primarily driven by lower OSB prices and a decline in sales volume.

Adjusted EBITDA for the OSB segment for the same period decreased year over year by $66 million reflecting the impact of lower OSB prices and a decline in sales volumes.
Other
Other operations include our South American business that manufactures and distributes OSB structural panels and siding products in South America and certain export markets. Our other operations also include timber and timberlands as well as other minor products, services, and closed operations, which do not qualify as discontinued operations. Additionally, other includes unallocated corporate expenses. Other net sales decreased by $8 million for the three months ended March 31, 2026, primarily due to a decline in OSB sales volumes. Adjusted EBITDA for the same period decreased year over year by $9 million, driven primarily by a decline in Other net sales.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses were $78 million for the three months ended March 31, 2026, compared to $75 million for the corresponding period in 2025. The year-over-year increase in selling, general, and administrative expenses was primarily driven by higher stock compensation expense.
Income Taxes
We recognized a total tax provision of $9 million in the three months ended March 31, 2026, compared to $26 million for the corresponding period in 2025. Each quarter, the income tax accrual is updated based on the latest estimate, and any difference from the previously accrued year-to-date balance is recorded in the current quarter. For the three months ended March 31, 2026, the primary difference between the U.S. statutory rate of 21% and the total effective tax rate of 25% relates to state income tax. For the three months ended March 31, 2025, the primary differences between the U.S. statutory rate of 21% and the total effective tax rate of 22% relate to state income tax and inflationary and foreign currency exchange adjustments.
Legal and Environmental Matters
For a discussion of legal and environmental matters involving us and the potential impact thereof on our financial position, results of operations, and cash flows, see Items 3, 7, and 8 in our 2025 Annual Report on Form 10-K and “Note 9. Commitments and Contingencies” of the Notes to the Condensed Consolidated Financial Statements included in “Item 1. Financial Statements” of this quarterly report on Form 10-Q.
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

Operating Activities
During the three months ended March 31, 2026, cash used in operations was $38 million. During the same period in 2025, cash provided by operations was $64 million. The decrease in cash provided by operations was primarily related to lower net income and changes in working capital.
Investing Activities
During the three months ended March 31, 2026 and 2025, cash used in investing activities was $61 million and $64 million, respectively, relating to capital expenditures.
Capital expenditures in 2026 are expected to be approximately $390 million. We expect to fund our short-term and long-term capital expenditures in 2026 through cash on hand, cash generated from operations, and available borrowing under our Amended Credit Facility, as necessary.
Financing Activities
During the three months ended March 31, 2026, cash used in financing activities was $29 million, which included $21 million of cash dividends paid and $8 million to repurchase stock from employees in connection with income tax withholding requirements associated with our employee stock-based compensation plans.
During the three months ended March 31, 2025, cash used in financing activities was $87 million, which included $61 million for share repurchases of LP common stock under the 2024 Share Repurchase Program (as defined below). Additionally, we paid cash dividends of $20 million and $5 million to repurchase stock from employees in connection with income tax withholding requirements associated with our employee stock-based compensation plans.
Credit Facility and Letter of Credit Facility
In November 2022, LP entered into the Credit Agreement with American AgCredit, PCA, as administrative agent and sole lead arranger, CoBank, ACB, as letter of credit issuer, and certain other lender parties (the Credit Agreement), relating to its revolving credit facility. On March 26, 2025, LP entered into the First Amendment to Second Amended and Restated Credit Agreement (the First Amendment) with American AgCredit, PCA, as administrative agent, CoBank, ACB, as letter of credit issuer, and the lenders and voting participants party thereto, which amended the Credit Agreement (the Amended Credit Agreement) to (1) increase the aggregate principal amount for the credit facility from $550 million to $750 million, (2) increase the sub-limit for letters of credit from $60 million to $75 million, (3) change the interest rate for revolving borrowing, (4) change the capitalization ratio limit, and (5) extend the maturity date to March 26, 2032. As of March 31, 2026, there were no outstanding borrowings under the Amended Credit Facility.
The Amended Credit Agreement contains various restrictive covenants and customary events of default, the occurrence of which could result in the acceleration of our obligation to repay the indebtedness outstanding thereunder. The Amended Credit Agreement also contains financial covenants that, among other things, require us and our consolidated subsidiaries to have, as of the end of each quarter, a capitalization ratio (i.e., funded debt less unrestricted cash to total capitalization) of no more than 65%. As of March 31, 2026, we were in compliance with all financial covenants under the Amended Credit Agreement.
In May 2024, LP entered into a new letter of credit facility agreement (the LOC Facility Agreement), replacing the letter of credit facility agreement dated May 2020. The LOC Facility Agreement provides for the funding of letters of credit up to an aggregate outstanding amount of $20 million, which may be secured by certain cash collateral of LP (the Letter of Credit Facility). The LOC Facility Agreement provides for a letter of credit fee, due quarterly, ranging from 1.000% to 1.875% of the daily available amount to be drawn on each letter of credit issued under the Letter of Credit Facility. The LOC Facility Agreement contains similar affirmative, negative, and financial covenants as those set forth in the Amended Credit Agreement, including the capitalization ratio covenant. All amounts outstanding under the Letter of Credit Facility become due on April 15, 2029. As of March 31, 2026, we were in compliance with all covenants under the Letter of Credit Facility.

Other Liquidity Matters
Off-Balance Sheet Arrangements
As of March 31, 2026, we had standby letters of credit of $15 million outstanding related to collateral for environmental impact on owned properties, a deposit for a forestry license, and insurance collateral, including workers’ compensation.
Potential Impairments
The carrying values of our long-lived assets are reviewed for potential impairments, and adequate support is believed by management to exist for each asset’s carrying value based on anticipated cash flows derived from estimates of future demand, pricing, and production costs, assuming certain levels of planned capital expenditures. However, if demand and pricing for our products fall to levels significantly below cycle-average demand and pricing, should we decide to invest capital in alternative projects, or should changes occur related to our wood supply for our mills, it is possible that future impairment charges will be required.
Potential asset dispositions are also periodically reviewed, taking into account current and anticipated economic and industry conditions, the strategic plan, and other relevant factors. A decision to dispose of specific assets may require management to make assumptions regarding the transaction structure of the disposition and to estimate the net sales proceeds, which may be less than previous estimates of undiscounted future net cash flows. As a result, impairment charges may be necessary in connection with such dispositions.
No impairment was recognized during the three months ended March 31, 2026.

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
Commodity Price Risk
Some of our products are sold as commodities, and therefore sales prices fluctuate daily based on market factors over which we have little or no control. The most significant commodity product we sell is OSB. There have been no material changes to the assumed production capacity and annual average price sensitivity for OSB previously disclosed under the caption “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our 2025 Annual Report on Form 10-K. We historically have not entered into material commodity futures and swaps, but we may do so in the future.
Interest Rate Risk
We could be exposed to market risk associated with changes in interest rates on our variable rate credit facility. As of March 31, 2026, there were no outstanding borrowings under our Amended Credit Facility. We do not currently have any derivative or hedging arrangements, or other known exposures, to changes in interest rates. There have been no material changes to the interest rate sensitivity analysis previously disclosed under the caption “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our 2025 Annual Report on Form 10-K.

ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of March 31, 2026, our Chief Executive Officer and Chief Financial Officer carried out, with the participation of the Company’s management, a review and evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2026, LP’s disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter, ended March 31, 2026, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1LEGAL PROCEEDINGS
The description of certain legal and environmental matters involving LP set forth in “Item 1. Financial Statements” of this quarterly report on Form 10-Q under “Note 9. Commitments and Contingencies” of the Notes to the Condensed Consolidated Financial Statements contained herein is incorporated herein by reference.
ITEM 1A.RISK FACTORS
In addition to the other information set forth in this quarterly report on Form 10-Q, an investor should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” of the Company’s 2025 Annual Report on Form 10-K. There have been no material changes to the risk factors previously disclosed under the caption “Item 1A. Risk Factors” in Part I of our 2025 Annual Report on Form 10-K.
The risks described in our 2025 Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also materially adversely affect our business, financial condition, operating results, or cash flows.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In May 2024, our Board of Directors authorized a share repurchase program under which LP was authorized to repurchase up to $250 million of its outstanding common stock (the 2024 Share Repurchase Program). We did not make any repurchases of LP common stock pursuant to the 2024 Share Repurchase Program or otherwise during the quarter ended March 31, 2026. At March 31, 2026, we had an aggregate of $177 million of repurchase authorization remaining under the 2024 Share Repurchase Program. LP may initiate, discontinue, or resume purchases of its common stock under the 2024 Share Repurchase Program in the open market, in block, and in privately negotiated transactions, including under Rule 10b5-1 plans, at such times and in such amounts as management deems appropriate without prior notice, subject to market and business conditions, regulatory requirements, and other factors.
ITEM 5.OTHER INFORMATION
None of our directors or officers (as defined in Section 16 of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K) during the quarter ended March 31, 2026.

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

LOUISIANA-PACIFIC CORPORATION

Date:	May 6, 2026	BY:	/s/ Jason P. Ringblom
Jason P. Ringblom
Chief Executive Officer

Date:	May 6, 2026	BY:	/s/ Alan J.M. Haughie
Alan J.M. Haughie
Executive Vice President and
Chief Financial Officer