Form 10-Q
period 2026-06-30
LOUISIANA-PACIFIC CORP
filed 2026-08-05
CIK 60519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2026
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-7107

 LOUISIANA-PACIFIC CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	93-0609074
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
1610 West End Avenue Suite 200
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 69,923,410 shares of common stock, $1 par value per share, outstanding as of July 31, 2026.

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
•changes in general and global economic conditions, including impacts from rising inflation, supply chain disruptions, or new, ongoing, or escalated geopolitical or military conflicts or tensions;
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

PART I - FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
Condensed Consolidated Statements of Income
Amounts in millions, except per share amounts
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	$664	$755	$1,239	$1,478
Cost of sales	(549)	(577)	(1,008)	(1,103)
Gross profit	116	178	231	375
Selling, general, and administrative expenses	(80)	(79)	(158)	(154)
Loss on impairment	—	(17)	—	(17)
Other operating credits and charges, net	(5)	(2)	(7)	(4)
Income from operations	31	80	66	200
Interest expense	(4)	(4)	(8)	(7)
Investment income	6	4	8	8
Other non-operating (expense) income	1	(7)	4	(12)
Income before income taxes	34	73	70	189
Provision for income taxes	(8)	(19)	(17)	(45)
Equity in unconsolidated affiliate	—	—	—	1
Net income	$26	$54	$53	$145

Net income per share of common stock:
Basic	$0.38	$0.77	$0.76	$2.08
Diluted	$0.38	$0.77	$0.76	$2.07

Average shares of common stock used to compute net income per share:
Basic	70	70	70	70
Diluted	70	70	70	70

The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income
Amounts in millions
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$26	$54	$53	$145
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	1	6	(5)	18
Comprehensive income	$27	$60	$49	$163
The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets
Amounts in millions
(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$228	$292
Receivables, net of allowance for doubtful accounts of $1 as of June 30, 2026 and December 31, 2025	143	127
Inventories	373	363
Prepaid expenses and other current assets	28	28
Total current assets	773	809

Property, plant, and equipment, net	1,728	1,709
Timber and timberlands	9	13
Operating lease assets, net	23	23
Goodwill and other intangible assets	19	22
Investments in and advances to affiliates	18	17
Other assets	26	25
Deferred tax asset	11	8
Total assets	$2,607	$2,627

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$240	$285
Income taxes payable	—	5
Total current liabilities	240	291

Long-term debt	348	348
Deferred income taxes	195	177
Non-current operating lease liabilities	20	22
Contingency reserves, excluding current portion	26	26
Other long-term liabilities	33	33
Total liabilities	863	896

Stockholders’ equity:
Common stock, $1 par value per share, 200 shares authorized; 85 shares issued and 70 shares issued and outstanding as of June 30, 2026 and December 31, 2025	85	85
Additional paid-in capital	515	508
Retained earnings	1,633	1,621
Treasury stock, 15 shares at cost as of June 30, 2026 and December 31, 2025	(386)	(385)
Accumulated comprehensive loss	(103)	(98)
Total stockholders’ equity	1,744	1,731
Total liabilities and stockholders’ equity	$2,607	$2,627
The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows
Amounts in millions
(Unaudited)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$53	$145
Adjustments to net income:
Depreciation and amortization	77	70
Impairment of goodwill and long-lived assets	—	17
Stock-based compensation expense	12	12
Deferred taxes	17	(4)
Foreign currency remeasurement and transaction (gains) losses	(6)	7
Other adjustments, net	1	2
Changes in assets and liabilities (net of acquisitions and divestitures):
Receivables	(12)	(37)
Inventories	(10)	(18)
Prepaid expenses and other current assets	1	6
Accounts payable and accrued liabilities	(21)	4
Income taxes payable, net of receivables	(9)	21
Net cash provided by operating activities	102	226
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant, and equipment additions	(120)	(132)
Net cash used in investing activities	(120)	(132)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of cash dividends	(42)	(39)
Purchase of stock	—	(61)
Other financing activities	(5)	(4)
Net cash used in financing activities	(47)	(105)
EFFECT OF EXCHANGE RATE ON CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	1	3
Net increase (decrease) in cash, cash equivalents, and restricted cash	(63)	(7)
Cash, cash equivalents, and restricted cash at beginning of period	292	340
Cash, cash equivalents, and restricted cash at end of period	$228	$333

Supplemental cash flow information:
Cash paid for income taxes, net	$9	$28
Cash paid for interest, net	$7	$7
Unpaid capital expenditures	$14	$26
The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Stockholders’ Equity
Amounts in millions, except per share amounts
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2025	85	$85	15	$(385)	$508	$1,621	$(98)	$1,731
Net income	—	—	—	—	—	27	—	27
Dividends paid ($0.30 per share)	—	—	—	—	—	(21)	—	(21)
Issuance of shares under stock plans	—	—	—	6	(6)	—	—	—
Taxes paid related to net settlement of stock-based awards	—	—	—	(8)	—	—	—	(8)
Compensation expense associated with stock-based compensation	—	—	—	—	7	—	—	7
Other comprehensive income (loss)	—	—	—	—	—	—	(5)	(5)
Balance, March 31, 2026	85	$85	15	$(388)	$509	$1,627	$(103)	$1,730
Net income	—	—	—	—	—	26	—	26
Dividends paid ($0.30 per share)	—	—	—	—	—	(21)	—	(21)
Issuance of shares under stock plans	—	—	—	2	1	—	—	3
Compensation expense associated with stock-based compensation	—	—	—	—	5	—	—	5
Other comprehensive income (loss)	—	—	—	—	—	—	1	1
Balance, June 30, 2026	85	$85	15	$(386)	$515	$1,633	$(103)	$1,744

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	86	$86	16	$(386)	$478	$1,615	$(122)	$1,671
Net income	—	—	—	—	—	91	—	91
Dividends paid ($0.28 per share)	—	—	—	—	—	(20)	—	(20)
Issuance of shares under stock plans	—	—	—	3	(3)	—	—	—
Taxes paid related to net settlement of stock-based awards	—	—	—	(5)	—	—	—	(5)
Purchase of stock	(1)	(1)	—	—	—	(61)	—	(62)
Compensation expense associated with stock-based compensation	—	—	—	—	5	—	—	5
Other comprehensive income (loss)	—	—	—	—	—	—	12	12
Balance, March 31, 2025	85	$85	15	$(388)	$480	$1,625	$(110)	$1,692
Net income	—	—	—	—	—	54	—	54
Dividends paid ($0.28 per share)	—	—	—	—	—	(19)	—	(19)
Issuance of shares under stock plans	—	—	—	2	1	—	—	3
Taxes paid related to net settlement of stock-based awards	—	—	—	(1)	—	—	—	(1)
Compensation expense associated with stock-based compensation	—	—	—	—	7	—	—	7
Other comprehensive income (loss)	—	—	—	—	—	—	6	6
Balance, June 30, 2025	85	$85	15	$(386)	$488	$1,659	$(104)	$1,742
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
The following tables present our reportable segment revenues, disaggregated by revenue source (dollar amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Siding	$439	$458	$798	$857
Other	2	2	3	5
Net sales attributable to Siding	441	460	801	862
OSB - Structural Solutions	97	143	190	286
OSB - Commodity	82	104	155	224
Other	2	3	5	7
Net sales attributable to OSB	182	250	350	517
Other	41	45	87	99
Total Sales	$664	$755	$1,239	$1,478

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
Our businesses routinely incur customer program costs to obtain favorable product placement, promote sales of products, and maintain competitive pricing. Customer program costs and incentives, including rebates and promotion and volume allowances, are accounted for as a reduction in net sales at the time the program is initiated and/or the revenue is recognized. The costs include, but are not limited to, volume allowances and rebates, promotional allowances, and cooperative advertising programs. These costs are recorded using management’s best estimates, which are based on historical and projected experience for each type of program or customer. Volume allowances are accrued based on our estimates of customer volume achievement and other factors incorporated into customer agreements, such as new product purchases, store sell-through, merchandising support, and customer training. Management adjusts accruals when circumstances indicate (typically as a result of a change in volume expectations).
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
The following table sets forth the computation of basic and diluted earnings per share (dollar and share amounts in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$26	$54	$53	$145

Weighted average common shares outstanding - basic	70	70	70	70
Dilutive effect of employee stock plans	—	—	—	—
Shares used for diluted earnings per share	70	70	70	70
Net income per share of common stock:
Basic	$0.38	$0.77	$0.76	$2.08
Diluted	$0.38	$0.77	$0.76	$2.07

NOTE 4. SUPPLEMENTAL BALANCE SHEET INFORMATION
Receivables
Trade receivables are primarily generated by sales of our products to our wholesale and retail customers. Receivables consisted of the following (dollar amounts in millions):

	June 30, 2026	December 31, 2025
Trade receivables	$111	$95
Income tax receivable	20	16
Other receivables	13	17
Allowance for doubtful accounts	(1)	(1)
Total Receivables	$143	$127
Other receivables as of June 30, 2026, and December 31, 2025, primarily consisted of sales tax receivables and other miscellaneous receivables.
Inventories
Inventories are valued at the lower of cost or net realizable value. Inventory cost includes materials, labor, and operating overhead. The first-in, first-out or average cost methods are used to value our inventories. Inventories include a lower of cost or market adjustment of $19 million and $23 million as of June 30, 2026, and December 31, 2025, respectively. Inventory consisted of the following (dollar amounts in millions):

	June 30, 2026	December 31, 2025
Logs	$63	$62
Other raw materials	41	42
Semi-finished inventories	33	38
Finished products	236	222
Total Inventories	$373	$363
Property, Plant, and Equipment
Property, plant, and equipment, including capitalized interest, are recorded at cost and consisted of the following (dollar amounts in millions):

	June 30, 2026	December 31, 2025
Land, land improvements, and logging roads, net of road amortization	$231	$225
Buildings	530	525
Machinery and equipment	2,672	2,602
Construction in progress	300	298
Property, plant, and equipment	3,733	3,650
Accumulated depreciation	(2,005)	(1,941)
Property, plant, and equipment, net	$1,728	$1,709

Goodwill and Intangible Assets
Goodwill and indefinite-lived intangible assets are not amortized and are subject to assessment for impairment by applying a fair value-based test on an annual basis, or more frequently if circumstances indicate a potential impairment. The Company’s annual assessment date is October 1.
Changes in goodwill and other intangible assets for the six months ended June 30, 2026, are provided in the following table (dollar amounts in millions):

	Goodwill	Developed Technology	Total Goodwill and Intangibles
Beginning balance December 31, 2025	$19	$3	$22
Amortization	—	(3)	(3)
Ending balance June 30, 2026	$19	$—	$19
Timber and Timberlands
Timber and timberlands are comprised of timber deeds and allocations of the purchase price to Canadian timber harvesting licenses. Timber deeds are transactions in which we purchase timber but not the underlying land. We had timber and timberlands of $2 million and $5 million as of June 30, 2026, and December 31, 2025, respectively.
Timber licenses have a life of 20 to 25 years and are amortized on a straight-line basis over the life of the agreement. Changes in timber licenses for the six months ended June 30, 2026, are provided in the following table (dollar amounts in millions):

	2026	2025
Beginning balance	$8	$23
Amortization	(1)	(1)
Ending balance[1]	$7	$22
1 Timber licenses are included in timber and timberlands on the Condensed Consolidated Balance Sheets.
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities were as follows (dollars amounts in millions):

	June 30, 2026	December 31, 2025
Trade accounts payable	$122	$129
Salaries and wages payable	54	84
Accrued customer incentives	40	50
Taxes other than income taxes	6	5
Current portion of operating lease liabilities	9	9
Other accrued liabilities	9	9
Total accounts payable and accrued liabilities	$240	$285
Other accrued liabilities as of June 30, 2026, and December 31, 2025, primarily consisted of accrued interest, the short-term portion of workers' compensation liabilities, the current portion of product warranties, and other items. Additionally, trade accounts payable included $14 million and $33 million related to capital expenditures that had not yet been paid as of June 30, 2026, and December 31, 2025, respectively.

Other Long-Term Liabilities
Other long-term liabilities were as follows (dollar amounts in millions):

	June 30, 2026	December 31, 2025
Post-retirement obligations	$6	$6
Asset retirement obligations	9	9
Uncertain tax positions	5	5
Warranty reserves	5	5
Other	8	8
Total other long-term liabilities	$33	$33
Other long-term liabilities as of June 30, 2026, and December 31, 2025, consisted primarily of executive deferred compensation and the long-term portion of workers’ compensation liabilities. See “Note 10. Product Warranties” below for further information regarding our product warranty claims.
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
The net carrying value of the Company's 3.625% Senior Notes due in 2029 (2029 Senior Notes) was $348 million as of June 30, 2026 and December 31, 2025. Based on market quotations, the fair value of the 2029 Senior Notes was estimated to be $335 million and $341 million as of June 30, 2026 and December 31, 2025, respectively. The 2029 Senior Notes and other long-term debt are categorized as Level 1 in the U.S. GAAP fair value hierarchy. Fair values are based on trading activity among the Company’s lenders and the average bid and ask price is determined using published rates.
In March 2025, LP entered into that certain First Amendment to Second Amended and Restated Credit Agreement (the First Amendment) with American AgCredit, PCA, as administrative agent, CoBank, ACB, as letter of credit issuer, and the lenders and voting participants party thereto, which amends that certain Second Amended and Restated Credit Agreement (the Credit Agreement) that was entered into in November 2022. The First Amendment amended the Credit Agreement to (1) increase the aggregate principal amount for the credit facility (the Amended Credit Facility) from $550 million to $750 million, (2) increase the sub-limit for letters of credit from $60 million to $75 million, (3) change the interest rate for revolving borrowing, (4) change the capitalization ratio limit, and (5)

extend the maturity date to March 26, 2032. As of June 30, 2026, there were no outstanding borrowings pursuant to the Amended Credit Facility.
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
The provision for income taxes for the six months ended June 30, 2026, and 2025, reflected an estimated annual effective tax rate of 26% excluding discrete items discussed below. The total tax provision for the three and six months ended June 30, 2026, was $8 million and $17 million, respectively, compared to $19 million and $45 million for the corresponding periods in 2025. The total effective tax rate for the three and six months ended June 30, 2026, was 22% and 24%, respectively, compared to 26% and 24% for the corresponding periods in 2025.
During the six months ended June 30, 2026, we recognized a $1 million net discrete tax benefit primarily related to inflationary and foreign currency exchange-related effects. During the six months ended June 30, 2025, we recognized a $4 million net discrete tax benefit primarily related to inflationary and foreign currency exchange-related effects and stock-based compensation.
NOTE 7. OTHER OPERATING AND NON-OPERATING ITEMS
Other operating credits and charges, net
Other operating credits and charges, net, is comprised of the following components (dollar amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Reorganization charges	$(1)	$(3)	$(3)	$(5)
Product-line discontinuance charges	—	—	(1)	—
Loss on asset disposal	(4)	—	(4)	(1)
Other	—	2	1	2
Other operating credits and charges, net	$(5)	$(2)	$(7)	$(4)
Non-operating income (expense)
Non-operating income (expense) is comprised of the following components (dollar amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Foreign currency gain (loss)	$1	$(7)	$4	$(12)
Other non-operating income (expense)	$1	$(7)	$4	$(12)
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
Potential changes to our strategic plans, including decisions regarding the continued use or disposition of specific assets, are also periodically evaluated, taking into account current and anticipated economic and industry conditions, and other relevant factors. Such decisions may require management to revise assumptions regarding expected future cash flows or estimated recoverable values. If revised estimates indicate that the carrying amount of an asset is not recoverable, impairment charges may be required.
No impairment was recognized during the three and six months ended June 30, 2026.
NOTE 9. COMMITMENTS AND CONTINGENCIES
Reserves for various contingent liabilities were as follows (dollar amounts in millions):

	June 30, 2026	December 31, 2025
Environmental reserves	$27	$27
Total contingencies	$27	$27
Current portion (included in accounts payable and accrued liabilities)	(1)	(1)
Long-term portion	$26	$26
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

NOTE 10. PRODUCT WARRANTIES
Warranties are offered on the sale of most of our products, and an accrual is recorded for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The activity in the warranty reserves is summarized in the following table for the three and six months ended June 30, 2026 and 2025 (dollar amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Beginning balance	$7	$6	$6	$6
Change in warranty provision	—	—	1	—
Payments made	—	—	—	(1)
Total warranty reserves	7	6	7	6
Current portion of warranty reserves (included in accounts payable and accrued liabilities)	(1)	(2)	(1)	(2)
Long-term portion of warranty reserves (included in other long-term liabilities)	$5	$4	$5	$4
Warranty and other product-related claims continue to be monitored by management, and as of June 30, 2026, the warranty reserve balances associated with these matters are considered adequate to cover future warranty payments. However, it is possible that additional adjustments may be required in the future.
NOTE 11. SELECTED SEGMENT DATA
The Company defines its operating segments as those operations that engage in business activities from which revenues are earned and expenses incurred, for which discrete financial information is available, and that are regularly reviewed to analyze performance and allocate resources by the chief operating decision maker (“CODM”), the Company's Chief Executive Officer. The Company conducts business through two reportable segments: Siding and OSB. Other comprises our South American operations and other products and services that are not individually significant.
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
•The OSB segment manufactures and distributes OSB structural panel products, including the innovative value-added OSB product portfolio known as LP® Structural Solutions (which includes LP® FlameBlock® Fire-Rated Sheathing, LP BurnGuard® FRT OSB, LP WeatherLogic® Air & Water Barrier, LP® TechShield® Radiant Barrier Sheathing, LP Legacy® Premium Sub-Flooring, and LP® TopNotch® 350 Durable Sub-Flooring).
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

Information regarding the Company’s business segments is presented below (dollar amounts in millions):

	Three Months Ended June 30, 2026
	Siding	OSB	Total
Revenues from external customers	$441	$182	$623
Reconciliation of revenue
Other revenues[1]			41
Total consolidated revenues			$664
Less:
Cost of sales	(308)	(200)
Selling, general, and administrative expenses	(44)	(17)
Depreciation and amortization	22	13
Other segment items[2]	2	1
Reportable segment Adjusted EBITDA	$113	$(21)	$92

	Three Months Ended June 30, 2025
	Siding	OSB	Total
Revenues from external customers	$460	$250	$710
Reconciliation of revenue
Other revenues[1]			45
Total consolidated revenues			$755
Less:
Cost of sales	(314)	(229)
Selling, general, and administrative expenses	(44)	(18)
Depreciation and amortization	20	13
Other segment items[2]	2	2
Reportable segment Adjusted EBITDA	$125	$19	$143
1 Other revenues include sales from the Company's South American operations and other products and services that are not individually significant.
2 Other segment items include stock compensation expense.

	Six Months Ended June 30, 2026
	Siding	OSB	Total
Revenues from external customers	$801	$350	$1,151
Reconciliation of revenue
Other revenues[1]			87
Total consolidated revenues			$1,239
Less:
Cost of sales	(552)	(379)
Selling, general, and administrative expenses	(83)	(34)
Depreciation and amortization	44	28
Other segment items[2]	4	2
Reportable segment Adjusted EBITDA	$214	$(33)	$181

	Six Months Ended June 30, 2025
	Siding	OSB	Total
Revenues from external customers	$862	$517	$1,379
Reconciliation of revenue
Other revenues[1]			99
Total consolidated revenues			$1,478
Less:
Cost of sales	(590)	(440)
Selling, general, and administrative expenses	(85)	(34)
Depreciation and amortization	40	26
Other segment items[2]	3	3
Reportable segment Adjusted EBITDA	$230	$73	$303
1 Other revenues include sales from the Company's South American operations and other products and services that are not individually significant.
2 Other segment items include stock compensation expense.

The following table presents significant items and reconciles reportable segment Adjusted EBITDA to income before income taxes (dollar amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Reconciliation of profit (loss)
Reportable segment Adjusted EBITDA	$92	$143	$181	$303
Add (deduct):
Other Adjusted EBITDA[1]	(13)	(1)	(19)	1
Equity in unconsolidated affiliate	—	—	—	(1)
Depreciation and amortization	(39)	(36)	(77)	(70)
Stock-based compensation expense	(5)	(7)	(12)	(12)
Loss on impairment	—	(17)	—	(17)
Other operating credits and charges, net	(5)	(2)	(6)	(4)
Product-line discontinuance charges	—	—	(1)	—
Interest expense	(4)	(4)	(8)	(7)
Investment income	6	4	8	8
Other non-operating (expense) income[2]	1	(7)	4	(12)
Income before income taxes	$34	$73	$70	$189
1Other Adjusted EBITDA includes the Company's South American operations, unallocated corporate expenses, and other products and services that are not individually significant.
Information concerning identifiable assets by segment is as follows (dollar amounts in millions):

	June 30, 2026	December 31, 2025
Identifiable Assets
Siding	$1,461	$1,419
OSB	522	531
Total segment assets	1,983	1,950
Other	624	677
Total assets	$2,607	$2,627
Other assets include cash and cash equivalents, accounts receivable, South American assets, short-term and long-term investments, corporate assets, and other items.

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
Demand for Building Products
Demand for our products correlates positively with new home construction, especially new single-family home construction, and repair and remodeling activity in North America, which historically has been characterized by significant cyclicality. The U.S. Census Bureau published actual U.S. housing starts data on July 17, 2026. Actual single-family housing starts were approximately 4% and 5% lower for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025. Actual multi-family housing starts for the three and six months ended June 30, 2026, were approximately 8% and 15% higher, respectively, as compared to the same periods in 2025. Repair and remodeling demand is difficult to measure precisely due to diversity of remodeling projects, however, available market indicators suggest activity is roughly flat compared to the prior year.
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
Supply and Demand for Siding
Our Siding products are specialty building materials and are subject to competition from various siding and cladding technologies, including vinyl, stucco, wood, fiber cement, brick, and others. We believe we are the largest manufacturer of engineered wood siding in North America and South America. We have consistently grown our Siding segment above the underlying market growth rates. Our Siding segment is generally less sensitive to housing market cyclicality since a majority of its demand comes from other markets, including off-site structure producers and repair and remodel. Our growth in this market depends upon the continued displacement of vinyl, wood, fiber cement, stucco, bricks, and other alternatives, our product innovation, and our technological expertise in wood and wood composites to address the needs of our customers.
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

Non-GAAP Financial Measures and Other Key Performance Indicators
When evaluating the Company's performance on a U.S. GAAP basis, management utilizes certain non-GAAP financial measures as defined by SEC Regulation G and Regulation S-K Item 10(e). These measures exclude the impact of specific costs, expenses, gains, and losses to evaluate our overall operating performance. Management believes these non-GAAP measures provide users of the financial information with additional meaningful comparison to prior periods, as they generally exclude items that are outside of the normal course of our business or beyond management's control. It is important to note that non-GAAP financial measures do not have standardized definitions and are not defined by U.S. GAAP. In this quarterly report on Form 10-Q, Adjusted EBITDA, Adjusted Income, and Adjusted Diluted EPS (as each defined below) are non-GAAP measures that are used by management and external users of our condensed consolidated financial statements such as investors, industry analysts, and lenders.
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
During the first quarter of 2026, the Company updated the definition of Adjusted Income to exclude foreign currency gains and losses. These gains and losses primarily arise from the remeasurement of all monetary assets and liabilities including intercompany notes that are denominated in a different currency than the entity's functional currency. The exclusion of these items helps management compare changes in operating results between periods that might otherwise be obscured due to currency fluctuations. The Company believes this exclusion provides investors with a clearer view of underlying operating performance by removing the effects of currency fluctuations that are largely outside of the Company's control and do not reflect its core business activities. For comparability and consistency, all prior period Adjusted Income and Adjusted Diluted EPS measures have been recast to conform to the current presentation. The impact of this update for the three and six months ended June 30, 2025, was an increase to Adjusted Income of $6 million and $9 million, respectively, and an increase to Adjusted Diluted EPS of $0.08 per share and $0.14 per share, respectively.
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

The following table reconciles net income to Adjusted EBITDA (dollar amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$26	$54	$53	$145
Add (deduct):
Provision for income taxes	8	19	17	45
Depreciation and amortization	39	36	77	70
Stock-based compensation expense	5	7	12	12
Loss on impairment	—	17	—	17
Other operating credits and charges, net	5	2	6	4
Product-line discontinuance charges	—	—	1	—
Interest expense	4	4	8	7
Investment income	(6)	(4)	(8)	(8)
Other non-operating expense (income)	(1)	7	(4)	12
Adjusted EBITDA	$79	$142	$161	$304

Siding	$113	$125	$214	$230
OSB	(21)	19	(33)	73
Other	(13)	(1)	(19)	1
Adjusted EBITDA	$79	$142	$161	$304
The following table reconciles net income to Adjusted Income (dollar amounts in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income per share of common stock - diluted	$0.38	$0.77	$0.76	$2.07

Net income	$26	$54	$53	$145
Add (deduct):
Loss on impairment	—	17	—	17
Other operating credits and charges, net	5	2	6	4
Product-line discontinuance charges	—	—	1	—
Foreign currency (gain) loss	(1)	7	(4)	12
Reported tax provision	8	19	17	45
Adjusted income before tax	37	99	73	223
Normalized tax provision at 25%	(9)	(25)	(18)	(56)
Adjusted Income	$28	$75	$54	$167
Diluted shares outstanding	70	70	70	70
Adjusted Diluted EPS	$0.40	$1.07	$0.78	$2.40
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
The following table sets forth actual housing starts data reported by the U.S. Census Bureau, as published through July 17, 2026, for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Single-Family	253	264	467	493
Multi-Family	119	111	229	200
	372	375	696	692
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
The following table sets forth sales volumes for the three and six months ended June 30, 2026 and 2025 (in MMSF):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Siding	446	500	804	935
Total Siding sales volume	446	500	804	935

OSB - Structural Solutions	342	450	669	848
OSB - Commodity	425	430	799	856
Total OSB sales volume	768	880	1,468	1,704

We measure OEE of each of our mills to track improvements in the utilization and productivity of our manufacturing assets. OEE is a composite metric that considers asset uptime (adjusted for capital project downtime and similar events), production rates, and finished product quality. We believe that when used in conjunction with other metrics, OEE can be a useful measure for evaluating our ability to generate profits, and that providing this measure should allow interested persons to monitor operational improvements. We use a best-in-class target across all LP sites that allows us to optimize capital investments, focus on maintenance and reliability improvements, and improve overall equipment efficiency. It should be noted that other companies may present OEE data differently, and therefore, as presented by us, OEE data may not be comparable to similarly titled measures reported by other companies.
OEE for the three and six months ended June 30, 2026 and 2025, for each of our reportable segments is listed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Siding	85%	83%	84%	81%
OSB	80%	79%	79%	78%
Results of Operations
The Company conducts business through two reportable segments: Siding and OSB. Other comprises our South American operations and other products and services that are not individually significant. See “Note 11. Selected Segment Data” of the Notes to the Condensed Consolidated Financial Statements included in “Item 1. Financial Statements” of this quarterly report on Form 10-Q for further information regarding our segments.
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
Segment net sales and Adjusted EBITDA for this segment were as follows (dollar amounts in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
Net sales	$441	$460	(4)%	$801	$862	(7)%
Adjusted EBITDA	113	125	(9)%	214	230	(7)%
Net sales in this segment by product line were as follows (dollar amounts in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
Siding	$439	$458	(4)%	$798	$857	(7)%
Other	2	2	(15)%	3	5	(31)%
Total	$441	$460	(4)%	$801	$862	(7)%

Percent changes in average net sales prices and unit shipments in Siding for the three and six months ended June 30, 2026, compared to the corresponding periods in 2025, were as follows:

	Three Months Ended June 30, 2026 versus 2025		Six Months Ended June 30, 2026 versus 2025
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
Siding	7%	(11)%	8%	(14)%
Siding net sales decreased for the three and six months ended June 30, 2026 due to lower volumes, partially offset by higher prices. The increase in pricing was attributable to both the annual price increase and favorable mix.
Adjusted EBITDA declined by $12 million in the quarter and $16 million year to date compared with the same periods in 2025. Net price increases contributed $27 million in the quarter and $54 million year to date, while lower volumes reduced results by $24 million and $59 million, respectively. Raw material, freight, and labor costs also increased by $10 million in the quarter and $15 million year to date, including a $4 million impact from higher crude oil costs in the second quarter.$16 million, respectively. Net price increases contributed $27 million in the quarter and $54 million year to date, which were offset by lower volumes of $24 million for the quarter and $59 million year to date. For the three and six months ended June 30, 2026, costs for raw materials, freight, and labor increased by $10 million and $12 million, respectively, including $4 million related to higher crude oil prices in the second quarter.
OSB
The OSB segment manufactures and distributes OSB structural panel products, including the innovative value-added OSB product portfolio known as LP® Structural Solutions (which includes LP® FlameBlock® Fire-Rated Sheathing, LP BurnGuard® FRT OSB, LP WeatherLogic® Air & Water Barrier, LP® TechShield® Radiant Barrier Sheathing, LP Legacy® Premium Sub-Flooring, and LP® TopNotch® 350 Durable Sub-Flooring).
Segment net sales and Adjusted EBITDA for this segment were as follows (dollar amounts in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
Net sales	$182	$250	(27)%	$350	$517	(32)%
Adjusted EBITDA	(21)	19	(213)%	(33)	73	(146)%
Net sales in this segment by product line were as follows (dollar amounts in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
OSB - Structural Solutions	$97	$143	(32)%	$190	$286	(34)%
OSB - Commodity	82	104	(21)%	155	224	(31)%
Other	2	3	(14)%	5	7	(26)%
Total	$182	$250	(27)%	$350	$517	(32)%
Percent changes in average net sales prices and unit shipments in OSB for the three and six months ended June 30, 2026, compared to the corresponding periods in 2025, were as follows:

	Three Months Ended June 30, 2026 versus 2025		Six Months Ended June 30, 2026 versus 2025
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
OSB - Structural Solutions	(10)%	(24)%	(16)%	(21)%
OSB - Commodity	(20)%	(1)%	(26)%	(7)%

For the three and six months ended June 30, 2026, OSB net sales decreased year over year by $68 million and $167 million, respectively, primarily driven by lower OSB prices and a decline in sales volumes.
Adjusted EBITDA for the same periods decreased year over year by $40 million and $106 million, respectively, reflecting the impact of lower OSB prices and a decline in sales volumes.
Other
Other operations include our South American business that manufactures and distributes OSB structural panels and siding products in South America and certain export markets. Other operations also include timber and timberlands as well as other products, services, and closed operations, which do not qualify as discontinued operations. Additionally, Other includes unallocated corporate expenses.
Other net sales decreased by $3 million and $12 million, for the three and six months ended June 30, 2026, respectively, primarily due to a decline in OSB selling prices in South America. Adjusted EBITDA for the same periods decreased year over year by $12 million and $20 million, respectively, driven by a decline in South America net sales along with higher costs incurred in that market.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses were $80 million and $158 million for the three and six months ended June 30, 2026, respectively, compared to $79 million and $154 million for the corresponding periods in 2025. The year-over-year increase in selling, general, and administrative expenses was due to higher inflationary costs.
Income Taxes
We recognized a total tax provision of $8 million and $17 million in the three and six months ended June 30, 2026, respectively, compared to $19 million and $45 million for the corresponding periods in 2025. Each quarter, the income tax accrual is updated based on the latest estimate, and any difference from the previously accrued year-to-date balance is recorded in the current quarter. For the six months ended June 30, 2026, the primary differences between the U.S. statutory rate of 21% and the total effective tax rate of 24% relate to foreign income tax and inflationary and foreign currency exchange-related adjustments. For the six months ended June 30, 2025, the primary differences between the U.S. statutory rate of 21% and the total effective tax rate of 24% relate to state income tax and inflationary and foreign currency exchange-related adjustments.
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
Liquidity and Capital Resources
Overview
Our principal sources of liquidity are existing cash and investment balances, cash generated by our operations, and our ability to borrow under such credit facilities as we may have in effect from time to time. We assess our liquidity in terms of our ability to generate cash to fund our short- and long-term cash requirements. As such, we project our anticipated cash requirements as well as cash flows generated from operating activities to meet those needs. We anticipate that long-term cash uses may also include strategic acquisitions. On a long-term basis, we expect to rely on our credit facilities in effect from time to time for any long-term funding not provided by operating cash flows. We may also, from time to time, issue and sell equity, debt, or hybrid securities or engage in other capital market transactions.

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
Operating Activities
During the six months ended June 30, 2026, cash provided by operations was $102 million. During the same period in 2025, cash provided by operations was $226 million. The decrease in cash provided by operations was primarily related to lower net income and changes in working capital.
Investing Activities
During the six months ended June 30, 2026 and 2025, cash used in investing activities was $120 million and $132 million, respectively, relating to capital expenditures.
Capital expenditures in 2026 are expected to be approximately $320 million. We expect to fund our short-term and long-term capital expenditures in 2026 through cash on hand, cash generated from operations, and available borrowing under our Amended Credit Facility, as necessary.
Financing Activities
During the six months ended June 30, 2026, cash used in financing activities was $47 million, which included $42 million of cash dividends paid and $5 million to repurchase stock from employees in connection with income tax withholding requirements associated with our employee stock-based compensation plans.
During the six months ended June 30, 2025, cash used in financing activities was $105 million, which included $61 million for share repurchases of LP common stock under the 2024 Share Repurchase Program (as defined below). Additionally, we paid cash dividends of $39 million and used $3 million to repurchase stock from employees in connection with income tax withholding requirements associated with our employee stock-based compensation plans. In connection with other financing activities, we paid $2 million of debt issuance costs related to the amendment of our credit facility.
Credit Facility and Letter of Credit Facility
In November 2022, LP entered into a Credit Agreement with American AgCredit, PCA, as administrative agent and sole lead arranger, CoBank, ACB, as letter of credit issuer, and certain other lender parties (the Credit Agreement), relating to its revolving credit facility. On March 26, 2025, LP entered into the First Amendment to Second Amended and Restated Credit Agreement (the First Amendment) with American AgCredit, PCA, as administrative agent, CoBank, ACB, as letter of credit issuer, and the lenders and voting participants party thereto, which amended the Credit Agreement (the Amended Credit Agreement) to (1) increase the aggregate principal amount for the credit facility from $550 million to $750 million (the Amended Credit Facility), (2) increase the sub-limit for letters of credit from $60 million to $75 million, (3) change the interest rate for revolving borrowing, (4) change the capitalization ratio limit, and (5) extend the maturity date to March 26, 2032. As of June 30, 2026, there were no outstanding borrowings under the Amended Credit Facility.
The Amended Credit Agreement contains various restrictive covenants and customary events of default, the occurrence of which could result in the acceleration of our obligation to repay the indebtedness outstanding thereunder. The Amended Credit Agreement also contains financial covenants that, among other things, require us and our consolidated subsidiaries to have, as of the end of each quarter, a capitalization ratio (i.e., funded debt less unrestricted cash to total capitalization) of no more than 65%. As of June 30, 2026, we were in compliance with all financial covenants under the Amended Credit Agreement.

In May 2024, LP entered into a new letter of credit facility agreement (the LOC Facility Agreement), replacing the letter of credit facility agreement dated May 2020. The LOC Facility Agreement provides for the funding of letters of credit up to an aggregate outstanding amount of $20 million, which may be secured by certain cash collateral of LP (the Letter of Credit Facility). The LOC Facility Agreement provides for a letter of credit fee, due quarterly, ranging from 1.000% to 1.875% of the daily available amount to be drawn on each letter of credit issued under the Letter of Credit Facility. The LOC Facility Agreement contains similar affirmative, negative, and financial covenants as those set forth in the Amended Credit Agreement, including the capitalization ratio covenant. All amounts outstanding under the Letter of Credit Facility become due on April 15, 2029. As of June 30, 2026, we were in compliance with all covenants under the Letter of Credit Facility.
Other Liquidity Matters
Off-Balance Sheet Arrangements
As of June 30, 2026, we had standby letters of credit of $15 million outstanding related to collateral for environmental impact on owned properties, a deposit for a forestry license, and insurance collateral, including workers’ compensation.
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
Potential changes to our strategic plans, including decisions regarding the continued use or disposition of specific assets, are also periodically evaluated, taking into account current and anticipated economic and industry conditions, and other relevant factors. Such decisions may require management to revise assumptions regarding expected future cash flows or estimated recoverable values. If revised estimates indicate that the carrying amount of an asset is not recoverable, impairment charges may be required.
No impairment was recognized during the three and six months ended June 30, 2026.

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
Interest Rate Risk
We could be exposed to market risk associated with changes in interest rates on our variable rate credit facility. As of June 30, 2026, there were no outstanding borrowings under our Amended Credit Facility. We do not currently have any derivative or hedging arrangements, or other known exposures, to changes in interest rates. There have been no material changes to the interest rate sensitivity analysis previously disclosed under the caption “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our 2025 Annual Report on Form 10-K.

ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of June 30, 2026, our Chief Executive Officer and Chief Financial Officer carried out, with the participation of the Company’s management, a review and evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2026, LP’s disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter, ended June 30, 2026, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In May 2024, our Board of Directors authorized a share repurchase program under which LP was authorized to repurchase up to $250 million of its outstanding common stock (the 2024 Share Repurchase Program). We did not make any repurchases of LP common stock pursuant to the 2024 Share Repurchase Program or otherwise during the quarter ended June 30, 2026. At June 30, 2026, we had an aggregate of $177 million of repurchase authorization remaining under the 2024 Share Repurchase Program. LP may initiate, discontinue, or resume purchases of its common stock under the 2024 Share Repurchase Program in the open market, in block, and in privately negotiated transactions, including under Rule 10b5-1 plans, at such times and in such amounts as management deems appropriate without prior notice, subject to market and business conditions, regulatory requirements, and other factors.
ITEM 5.OTHER INFORMATION
None of our directors or officers (as defined in Section 16 of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K) during the quarter ended June 30, 2026.

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

LOUISIANA-PACIFIC CORPORATION

Date:	August 5, 2026	BY:	/s/ Jason P. Ringblom
Jason P. Ringblom
Chief Executive Officer

Date:	August 5, 2026	BY:	/s/ Alan J.M. Haughie
Alan J.M. Haughie
Executive Vice President and
Chief Financial Officer