Form 10-Q
period 2026-09-30
LOUISIANA-PACIFIC CORP
filed 2026-11-03
CIK 60519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 69,927,181 shares of common stock, $1 par value per share, outstanding as of October 30, 2026.

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
•changes in currency values and exchange rates between the U.S. dollar and other currencies, particularly the Canadian dollar, Chilean peso, Brazilian real, and Argentine peso;
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
The forward-looking statements that we make, or that are made by others on our behalf, are based on our knowledge of our business and our operating environment and assumptions that we believe to be, or will believe to be, reasonable when such forward-looking statements are or will be made. As a consequence of the factors described above, the other risks, uncertainties, and factors we disclose below and in the reports and other documents filed by us with the SEC, other risks not known to us at this time, changes in facts, assumptions not being realized or other circumstances, our actual results may differ materially from those discussed in or implied or contemplated by our forward-looking statements. Consequently, this cautionary statement qualifies all forward-looking statements we make, or that are made on our behalf, including those made herein and incorporated by reference herein. We cannot assure you that the results or developments expected or anticipated by us will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for us or affect us, our business, our operations or our operating results in the manner or to the extent we expect. We caution readers not to place undue reliance on such forward-looking statements, which speak only as of the dates they are made and are inherently uncertain. We undertake no obligation to revise or update any of the forward-looking statements to reflect subsequent events or circumstances except to the extent required by applicable law.
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

PART I - FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
Condensed Consolidated Statements of Income
Amounts in millions, except per share amounts
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	$691	$663	$1,929	$2,141
Cost of sales	(576)	(534)	(1,584)	(1,637)
Gross profit	114	129	345	504
Selling, general, and administrative expenses	(76)	(95)	(235)	(250)
Loss on impairment	—	(13)	—	(31)
Other operating credits and charges, net	(9)	(2)	(15)	(6)
Income from operations	29	18	95	218
Interest expense	(4)	(4)	(12)	(11)
Investment income	2	5	11	12
Other non-operating (expense) income	4	(1)	8	(13)
Income before income taxes	31	18	101	207
Provision for income taxes	(9)	(9)	(26)	(54)
Equity in unconsolidated affiliate	—	—	—	1
Net income	$23	$9	$76	$154

Net income per share of common stock:
Basic	$0.33	$0.13	$1.09	$2.20
Diluted	$0.32	$0.13	$1.09	$2.20

Average shares of common stock used to compute net income per share:
Basic	70	70	70	70
Diluted	70	70	70	70
The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income
Amounts in millions
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$23	$9	$76	$154
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(11)	(4)	(16)	14
Comprehensive income	$12	$5	$60	$168
The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets
Amounts in millions, except per share amounts
(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$265	$292
Receivables, net of allowance for doubtful accounts of $1 as of September 30, 2026 and December 31, 2025	151	127
Inventories	347	363
Prepaid expenses and other current assets	29	28
Total current assets	791	809

Property, plant, and equipment, net	1,749	1,709
Timber and timberlands	10	13
Operating lease assets, net	22	23
Goodwill and other intangible assets	19	22
Investments in and advances to affiliates	17	17
Other assets	26	25
Deferred tax asset	10	8
Total assets	$2,646	$2,627

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$287	$285
Income taxes payable	1	5
Total current liabilities	288	291

Long-term debt	349	348
Deferred income taxes	191	177
Non-current operating lease liabilities	19	22
Contingency reserves, excluding current portion	26	26
Other long-term liabilities	33	33
Total liabilities	906	896

Stockholders’ equity:
Common stock, $1 par value per share, 200 shares authorized; 85 shares issued and 70 shares issued and outstanding as of September 30, 2026 and December 31, 2025	85	85
Additional paid-in capital	521	508
Retained earnings	1,634	1,621
Treasury stock, 15 shares at cost as of September 30, 2026 and December 31, 2025	(386)	(385)
Accumulated comprehensive loss	(114)	(98)
Total stockholders’ equity	1,740	1,731
Total liabilities and stockholders’ equity	$2,646	$2,627
The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows
Amounts in millions
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$76	$154
Adjustments to net income:
Depreciation and amortization	115	106
Impairment of goodwill and long-lived assets	—	31
Stock-based compensation expense	18	24
Deferred taxes	14	16
Foreign currency remeasurement and transaction (gains) losses	(11)	8
Other adjustments, net	1	12
Changes in assets and liabilities (net of acquisitions and divestitures):
Receivables	(29)	(26)
Inventories	28	(12)
Prepaid expenses and other current assets	(5)	(3)
Accounts payable and accrued liabilities	7	—
Income taxes payable, net of receivables	—	6
Net cash provided by operating activities	214	315
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant, and equipment additions	(176)	(216)
Proceeds from sale of assets	1	—
Net cash used in investing activities	(175)	(216)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of cash dividends	(63)	(58)
Purchase of stock	—	(61)
Other financing activities	(4)	(5)
Net cash used in financing activities	(67)	(124)
EFFECT OF EXCHANGE RATE ON CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	1	1
Net decrease in cash, cash equivalents, and restricted cash	(27)	(23)
Cash, cash equivalents, and restricted cash at beginning of period	292	340
Cash, cash equivalents, and restricted cash at end of period	$265	$316

Supplemental cash flow information:
Cash paid for income taxes, net	$10	$31
Cash paid for interest, net	$14	$14
Unpaid capital expenditures	$26	$22
The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Stockholders’ Equity
Amounts in millions, except per share amounts
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2025	85	$85	15	$(385)	$508	$1,621	$(98)	$1,731
Net income	—	—	—	—	—	27	—	27
Dividends paid ($0.30 per share)	—	—	—	—	—	(21)	—	(21)
Issuance of shares under stock plans	—	—	—	6	(6)	—	—	—
Taxes paid related to net settlement of stock-based awards	—	—	—	(8)	—	—	—	(8)
Compensation expense associated with stock-based compensation	—	—	—	—	7	—	—	7
Other comprehensive loss	—	—	—	—	—	—	(5)	(5)
Balance, March 31, 2026	85	$85	15	$(388)	$509	$1,627	$(103)	$1,730
Net income	—	—	—	—	—	26	—	26
Dividends paid ($0.30 per share)	—	—	—	—	—	(21)	—	(21)
Issuance of shares under stock plans	—	—	—	2	1	—	—	3
Compensation expense associated with stock-based compensation	—	—	—	—	5	—	—	5
Other comprehensive income	—	—	—	—	—	—	1	1
Balance, June 30, 2026	85	$85	15	$(386)	$515	$1,633	$(103)	$1,744
Net income	—	—	—	—	—	23	—	23
Dividends paid ($0.30 per share)	—	—	—	—	—	(21)	—	(21)
Compensation expense associated with stock-based compensation	—	—	—	—	6	—	—	6
Other comprehensive loss	—	—	—	—	—	—	(11)	(11)
Balance, September 30, 2026	85	$85	15	$(386)	$521	$1,634	$(114)	$1,740

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	86	$86	16	$(386)	$478	$1,615	$(122)	$1,671
Net income	—	—	—	—	—	91	—	91
Dividends paid ($0.28 per share)	—	—	—	—	—	(20)	—	(20)
Issuance of shares under stock plans	—	—	—	3	(3)	—	—	—
Taxes paid related to net settlement of stock-based awards	—	—	—	(5)	—	—	—	(5)
Purchase of stock	(1)	(1)	—	—	—	(61)	—	(62)
Compensation expense associated with stock-based compensation	—	—	—	—	5	—	—	5
Other comprehensive income	—	—	—	—	—	—	12	12
Balance, March 31, 2025	85	$85	15	$(388)	$480	$1,625	$(110)	$1,692
Net income	—	—	—	—	—	54	—	54
Dividends paid ($0.28 per share)	—	—	—	—	—	(19)	—	(19)
Issuance of shares under stock plans	—	—	—	2	1	—	—	3
Taxes paid related to net settlement of stock-based awards	—	—	—	(1)	—	—	—	(1)
Compensation expense associated with stock-based compensation	—	—	—	—	7	—	—	7
Other comprehensive income	—	—	—	—	—	—	6	6
Balance, June 30, 2025	85	$85	15	$(386)	$488	$1,659	$(104)	$1,742
Net income	—	—	—	—	—	9	—	9
Dividends paid ($0.28 per share)	—	—	—	—	—	(19)	—	(19)
Compensation expense associated with stock-based compensation	—	—	—	—	12	—	—	12
Other comprehensive loss	—	—	—	—	—	—	(4)	(4)
Balance, September 30, 2025	85	$85	15	$(386)	$500	$1,649	$(108)	$1,739
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
Accounting Standards Issued But Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires entities to provide more detailed disaggregation of expenses in the income statement, focusing on the nature of the expenses rather than their function. ASU 2024-03 will require entities to separately present expenses for significant line items, including but not limited to, depreciation, amortization, and employee compensation. Entities will also be required to provide a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, disclose the total amount of selling expenses and, in annual reporting periods, provide a definition of what constitutes selling expenses. This pronouncement is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on our consolidated financial statements and related disclosures.

NOTE 2. REVENUE
Revenue from contracts with customers is disaggregated into major product lines. We believe disaggregation into these categories provides insight into how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.
The following tables present our reportable segment revenues, disaggregated by revenue source (dollar amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Siding	$470	$440	$1,268	$1,298
Other	2	2	6	7
Net sales attributable to Siding	473	443	1,274	1,305
OSB - Structural Solutions	94	105	284	391
OSB - Commodity	83	71	238	295
Other	2	3	8	11
Net sales attributable to OSB	180	179	530	696
Other	38	41	125	140
Total Sales	$691	$663	$1,929	$2,141
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
Our businesses routinely incur customer program costs to obtain favorable product placement, promote sales of products, and maintain competitive pricing. Customer program costs and incentives, including rebates, promotions, and volume allowances, are accounted for as a reduction in net sales at the time the program is initiated and/or the revenue is recognized. These costs are recorded using management’s best estimates, which are based on historical and projected experience for each type of program or customer. Volume allowances are accrued based on our estimates of customer volume achievement and other factors incorporated into customer agreements, such as new product purchases, store sell-through, merchandising support, and customer training. Management adjusts accruals when circumstances indicate (typically as a result of a change in volume expectations).
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

The following table sets forth the computation of basic and diluted earnings per share (dollar and share amounts in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$23	$9	$76	$154

Weighted average common shares outstanding - basic	70	70	70	70
Dilutive effect of employee stock plans	—	—	—	—
Shares used for diluted earnings per share	70	70	70	70
Net income per share of common stock:
Basic	$0.33	$0.13	$1.09	$2.20
Diluted	$0.32	$0.13	$1.09	$2.20
NOTE 4. SUPPLEMENTAL BALANCE SHEET INFORMATION
Receivables
Trade receivables are primarily generated by sales of our products to our wholesale and retail customers. Receivables consisted of the following (dollar amounts in millions):

	September 30, 2026	December 31, 2025
Trade receivables	$126	$95
Income tax receivable	12	16
Other receivables	14	17
Allowance for doubtful accounts	(1)	(1)
Total Receivables	$151	$127
Other receivables as of September 30, 2026, and December 31, 2025, primarily consisted of sales tax receivables and other miscellaneous receivables.
Inventories
Inventories are valued at the lower of cost or net realizable value. Inventory cost includes materials, labor, and operating overhead. The first-in, first-out and average cost methods are used to value our inventories. Inventories include a lower of cost or market adjustment of $12 million and $23 million as of September 30, 2026, and December 31, 2025, respectively. Inventory consisted of the following (dollar amounts in millions):

	September 30, 2026	December 31, 2025
Logs	$48	$62
Other raw materials	42	42
Semi-finished inventories	29	38
Finished products	228	222
Total Inventories	$347	$363

Property, Plant, and Equipment
Property, plant, and equipment, including capitalized interest, are recorded at cost and consisted of the following (dollar amounts in millions):

	September 30, 2026	December 31, 2025
Land, land improvements, and logging roads, net of road amortization	$233	$225
Buildings	533	525
Machinery and equipment	2,684	2,602
Construction in progress	342	298
Property, plant, and equipment	3,793	3,650
Accumulated depreciation	(2,043)	(1,941)
Property, plant, and equipment, net	$1,749	$1,709
Goodwill and Intangible Assets
Goodwill and indefinite-lived intangible assets are not amortized and are subject to assessment for impairment by applying a fair value-based test on an annual basis, or more frequently if circumstances indicate a potential impairment. The Company’s annual assessment date is October 1.
Changes in goodwill and other intangible assets for the nine months ended September 30, 2026, are provided in the following table (dollar amounts in millions):

	Goodwill	Developed Technology	Total Goodwill and Intangibles
Beginning balance December 31, 2025	$19	$3	$22
Amortization	—	(3)	(3)
Ending balance September 30, 2026	$19	$—	$19
Timber and Timberlands
Timber and timberlands are comprised of timber deeds and allocations of the purchase price to Canadian timber harvesting licenses. Timber deeds are transactions in which we purchase timber but not the underlying land. We had timber and timberlands of $3 million and $5 million as of September 30, 2026, and December 31, 2025, respectively.
Timber licenses have a life of 20 to 25 years and are amortized on a straight-line basis over the life of the agreement. Changes in timber licenses for the nine months ended September 30, 2026 and September 30, 2025, are provided in the following table (dollar amounts in millions):

Timber Licenses[1]
Beginning balance December 31, 2025	$8
Amortization	(1)
Ending balance September 30, 2026	$7
1 Timber licenses are included in timber and timberlands on the Condensed Consolidated Balance Sheets.

Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities were as follows (dollar amounts in millions):

	September 30, 2026	December 31, 2025
Trade accounts payable	$149	$129
Salaries and wages payable	74	84
Accrued customer incentives	44	50
Taxes other than income taxes	5	5
Current portion of operating lease liabilities	9	9
Other accrued liabilities	6	9
Total accounts payable and accrued liabilities	$287	$285
Other accrued liabilities as of September 30, 2026, and December 31, 2025, primarily consisted of accrued interest, the short-term portion of workers’ compensation liabilities, the current portion of product warranties, and other items. Additionally, trade accounts payable included $26 million and $33 million related to capital expenditures that had not yet been paid as of September 30, 2026, and December 31, 2025, respectively.
Other Long-Term Liabilities
Other long-term liabilities were as follows (dollar amounts in millions):

	September 30, 2026	December 31, 2025
Post-retirement obligations	$6	$6
Asset retirement obligations	9	9
Uncertain tax positions	5	5
Warranty reserves	5	5
Other	7	8
Total other long-term liabilities	$33	$33
Other long-term liabilities as of September 30, 2026, and December 31, 2025, consisted primarily of executive deferred compensation and the long-term portion of workers’ compensation liabilities.
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
The net carrying value of the Company’s 3.625% Senior Notes due in 2029 (2029 Senior Notes) was $349 million and $348 million as of September 30, 2026 and December 31, 2025, respectively. Based on market quotations, the fair value of the 2029 Senior Notes was estimated to be $336 million and $341 million as of September 30, 2026 and December 31, 2025, respectively. The 2029 Senior Notes and other long-term debt are categorized as Level 1 in the U.S. GAAP fair value hierarchy. Fair values are based on trading activity among the Company’s lenders and the average bid and ask price is determined using published rates.
In March 2025, LP entered into that certain First Amendment to Second Amended and Restated Credit Agreement (the First Amendment) with American AgCredit, PCA, as administrative agent, CoBank, ACB, as letter of credit issuer, and the lenders and voting participants party thereto, which amends that certain Second Amended and Restated Credit Agreement (the Credit Agreement) that was entered into in November 2022. The First Amendment amended the Credit Agreement to (1) increase the aggregate principal amount for the credit facility (the Amended Credit Facility) from $550 million to $750 million, (2) increase the sub-limit for letters of credit from $60 million to $75 million, (3) change the interest rate for revolving borrowing, (4) change the capitalization ratio limit, and (5) extend the maturity date to March 26, 2032. As of September 30, 2026, there were no outstanding borrowings pursuant to the Amended Credit Facility.
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
The provision for income taxes for the nine months ended September 30, 2026, and 2025, reflected an estimated annual effective tax rate of 26% and 27%, respectively, excluding discrete items discussed below. The total tax provision for the three and nine months ended September 30, 2026, was $9 million and $26 million, respectively, compared to $9 million and $54 million for the corresponding periods in 2025. The total effective tax rate for the three and nine months ended September 30, 2026, was 28% and 25%, respectively, compared to 52% and 26% for the corresponding periods in 2025.
During the nine months ended September 30, 2026, we recognized a $1 million net discrete tax benefit primarily related to inflationary and foreign currency exchange-related effects. During the nine months ended September 30, 2025, we recognized a $2 million net discrete tax benefit primarily related to inflationary and foreign currency exchange-related effects and stock-based compensation.

NOTE 7. OTHER OPERATING AND NON-OPERATING ITEMS
Other operating credits and charges, net
Other operating credits and charges, net, is comprised of the following components (dollar amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Reorganization charges	$(6)	$(1)	$(9)	$(6)
Product-line discontinuance charges	—	(1)	(1)	(1)
Loss on asset disposal	(3)	—	(6)	—
Other	—	(1)	1	1
Other operating credits and charges, net	$(9)	$(2)	$(15)	$(6)
During the third quarter of 2026, we recorded $5 million related to severance and other charges associated with our curtailment of an OSB mill in Jasper, Texas.
Non-operating income (expense)
Non-operating income (expense) is comprised of the following components (dollar amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Foreign currency gain (loss)	$4	$(1)	$8	$(13)
Other non-operating income (expense)	$4	$(1)	$8	$(13)
NOTE 8. IMPAIRMENT OF LONG-LIVED ASSETS
The carrying values of our long-lived assets are reviewed for potential impairments, and adequate support is believed by management to exist for each asset’s carrying value based on anticipated cash flows derived from estimates of future demand, pricing, and production costs, assuming certain levels of planned capital expenditures. However, if demand and pricing for our products fall to levels significantly below cycle-average demand and pricing, should we decide to invest capital in alternative projects, or should changes occur related to our wood supply for our mills, it is possible that future impairment charges will be required. During the third quarter of 2026, it was announced that OSB production at the Jasper, Texas facility would be indefinitely curtailed. As of September 30, 2026, there were no indicators of impairment for the asset group that included the facility; accordingly, no impairment was recognized.
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
No impairment was recognized during the three and nine months ended September 30, 2026.

NOTE 9. COMMITMENTS AND CONTINGENCIES
Reserves for various contingent liabilities were as follows (dollar amounts in millions):

	September 30, 2026	December 31, 2025
Environmental reserves	$27	$27
Total contingencies	$27	$27
Current portion (included in accounts payable and accrued liabilities)	(1)	(1)
Long-term portion	$26	$26
Estimates of loss contingencies are based on various assumptions and judgments. Due to the numerous uncertainties and variables associated with these assumptions and judgments, both the precision and reliability of the resulting estimates are subject to substantial uncertainties. Estimated exposure to loss contingencies is regularly monitored, and as additional information becomes available, estimates may change significantly. Although no estimate of the range of any such change can be made at this time, the amount ultimately paid in connection with these matters could materially exceed, in either the near term or the longer term, the amounts accrued to date. Estimates of loss contingencies do not reflect potential future recoveries from insurance carriers, except to the extent that recovery is deemed probable based on an insurer’s agreement to payment terms.
Environmental Matters
A reserve is maintained for undiscounted estimated environmental loss contingencies. This reserve is primarily maintained for estimated future costs of remediation of hazardous or toxic substances at numerous sites currently or previously owned by the Company. Estimates of environmental loss contingencies are based on various assumptions and judgments, the specific nature of which varies considering the particular facts and circumstances surrounding each environmental loss contingency. These estimates typically reflect management’s assumptions and judgments as to the probable nature, magnitude, and timing of the required investigation, remediation, and/or monitoring activities, as well as the probable costs associated with those activities. In some cases, estimates also consider the obligation, willingness, or ability of third parties to bear a proportionate or allocated share of the costs.
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

NOTE 10. PRODUCT WARRANTIES
Warranties are offered on the sale of most of our products, and an accrual is recorded for estimated future claims. Such accruals are based upon historical experience and management’s estimate of the level of future claims. The activity in the warranty reserves is summarized in the following table for the three and nine months ended September 30, 2026 and 2025 (dollar amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning balance	$7	$6	$6	$6
Change in warranty provision	—	1	1	1
Payments made	—	—	(1)	(1)
Total warranty reserves	$7	$6	$7	$6
Current portion of warranty reserves (included in accounts payable and accrued liabilities)	(1)	(2)	(1)	(2)
Long-term portion of warranty reserves (included in other long-term liabilities)	$5	$5	$5	$5
Warranty and other product-related claims continue to be monitored by management, and as of September 30, 2026, the warranty reserve balances associated with these matters are considered adequate to cover future warranty payments. However, it is possible that additional adjustments may be required in the future.
NOTE 11. SELECTED SEGMENT DATA
The Company defines its operating segments as those operations that engage in business activities from which revenues are earned and expenses incurred, for which discrete financial information is available, and that are regularly reviewed to analyze performance and allocate resources by the chief operating decision maker (“CODM”), the Company’s Chief Executive Officer. The Company conducts business through two reportable segments: Siding and Oriented Strand Board (OSB). Other comprises our South American operations and other products and services that are not individually significant.
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
The results of our business segments are evaluated based on segment Adjusted EBITDA, which the CODM uses to assess performance and make decisions regarding the allocation of operating and capital resources. Additionally, the budgeting and forecasting process monitors budget versus actual results, with emphasis on Adjusted EBITDA. Segment Adjusted EBITDA is defined as income attributed to LP excluding interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense, loss on impairment, business exit credits and charges, product-line discontinuance charges, other operating credits and charges, net, loss on early debt extinguishment, investment income, other non-operating income (expense), income from discontinued operations, net of income taxes, and net income attributed to noncontrolling interest.

Information regarding the Company’s business segments is presented below (dollar amounts in millions):

	Three Months Ended September 30, 2026
	Siding	OSB	Total
Revenues from external customers	$473	$180	$653
Reconciliation of revenue
Other revenues[1]			38
Total consolidated revenues			$691
Less:
Cost of sales	(336)	(203)
Selling, general, and administrative expenses	(42)	(16)
Depreciation and amortization	23	14
Other segment items[2]	2	1
Reportable segment Adjusted EBITDA	$119	$(24)	$94

	Three Months Ended September 30, 2025
	Siding	OSB	Total
Revenues from external customers	$443	$179	$622
Reconciliation of revenue
Other revenues[1]			41
Total consolidated revenues			$663
Less:
Cost of sales	(301)	(203)
Selling, general, and administrative expenses	(48)	(18)
Depreciation and amortization	20	14
Other segment items[2]	3	1
Reportable segment Adjusted EBITDA	$117	$(27)	$90
1 Other revenues include sales from the Company’s South American operations and other products and services that are not individually significant.
2 Other segment items include stock compensation expense.

	Nine Months Ended September 30, 2026
	Siding	OSB	Total
Revenues from external customers	$1,274	$530	$1,804
Reconciliation of revenue
Other revenues[1]			125
Total consolidated revenues			$1,929
Less:
Cost of sales	(889)	(581)
Selling, general, and administrative expenses	(125)	(49)
Depreciation and amortization	67	40
Other segment items[2]	5	3
Reportable segment Adjusted EBITDA	$333	$(58)	$275

	Nine Months Ended September 30, 2025
	Siding	OSB	Total
Revenues from external customers	$1,305	$696	$2,001
Reconciliation of revenue
Other revenues[1]			140
Total consolidated revenues			$2,141
Less:
Cost of sales	(890)	(643)
Selling, general, and administrative expenses	(133)	(52)
Depreciation and amortization	60	40
Other segment items[2]	6	4
Reportable segment Adjusted EBITDA	$348	$46	$393
1 Other revenues include sales from the Company’s South American operations and other products and services that are not individually significant.
2 Other segment items include stock compensation expense.

The following table presents significant items and reconciles reportable segment Adjusted EBITDA to income before income taxes (dollar amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Reconciliation of profit (loss)
Reportable segment Adjusted EBITDA	$94	$90	$275	$393
Add (deduct):
Other Adjusted EBITDA[1]	(12)	(8)	(31)	(7)
Equity in unconsolidated affiliate	—	—	—	(1)
Depreciation and amortization	(38)	(36)	(115)	(106)
Stock-based compensation expense	(6)	(12)	(18)	(24)
Loss on impairment	—	(13)	—	(31)
Other operating credits and charges, net	(9)	(1)	(15)	(5)
Product-line discontinuance charges	—	(1)	(1)	(1)
Interest expense	(4)	(4)	(12)	(11)
Investment income	2	5	11	12
Other non-operating (expense) income	4	(1)	8	(13)
Income before income taxes	$31	$18	$101	$207
1 Other Adjusted EBITDA includes the Company’s South American operations, unallocated corporate expenses, and other products and services that are not individually significant.
Information concerning identifiable assets by segment is as follows (dollar amounts in millions):

	September 30, 2026	December 31, 2025
Identifiable Assets
Siding	$1,472	$1,419
OSB	513	531
Total segment assets	1,986	1,950
Other [1]	661	677
Total assets	$2,646	$2,627
1 Other assets include cash and cash equivalents, accounts receivable, South American assets, short-term and long-term investments, corporate assets, and other items.

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
Demand for Building Products
Demand for our products correlates positively with new home construction, especially new single-family home construction, and repair and remodeling activity in North America, which historically has been characterized by significant cyclicality. The U.S. Census Bureau published actual U.S. housing starts data on October 20, 2026. Actual single-family housing starts were approximately 2% and 4% lower for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025. Actual multi-family housing starts for the three and nine months ended September 30, 2026, were approximately 9% lower and 6% higher, respectively, as compared to the same periods in 2025. Repair and remodeling demand is difficult to measure precisely due to diversity of remodeling projects, however, available market indicators suggest activity is roughly flat compared to the prior year.
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
Supply and Demand for Siding
Our Siding products are specialty building materials and are subject to competition from various siding and cladding technologies, including vinyl, stucco, wood, fiber cement, brick, and others. We believe we are the largest manufacturer of engineered wood siding in North America and South America. We have consistently grown our Siding segment above the underlying market growth rates. Our Siding segment is generally less sensitive to housing market cyclicality since a majority of its demand comes from other markets, including off-site structure producers and repair and remodel. Our growth in this segment depends upon the continued displacement of vinyl, wood, fiber cement, stucco, bricks, and other alternatives, our product innovation, and our technological expertise in wood and wood composites to address the needs of our customers.
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

Non-GAAP Financial Measures and Other Key Performance Indicators
In addition to evaluating the Company’s performance using U.S. GAAP measures, management utilizes certain non-GAAP financial measures as defined by SEC Regulation G and Regulation S-K Item 10(e). These measures exclude the impact of specific costs, expenses, gains, and losses to evaluate our overall operating performance. Management believes these non-GAAP measures provide users of the financial information with additional meaningful comparison to prior periods, as they generally exclude items that are outside of the normal course of our business or beyond management’s control. It is important to note that non-GAAP financial measures do not have standardized definitions and are not defined by U.S. GAAP. In this quarterly report on Form 10-Q, Adjusted EBITDA, Adjusted Income, and Adjusted Diluted EPS (as each defined below) are non-GAAP measures that are used by management and external users of our condensed consolidated financial statements such as investors, industry analysts, and lenders.
Adjusted EBITDA is defined as net income excluding interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense, loss on impairment, business exit credits and charges, product-line discontinuance charges, other operating credits and charges, net, loss on early debt extinguishment, investment income, other non-operating income (expense), income from discontinued operations, net of income taxes, and net income attributed to noncontrolling interest. We have included Adjusted EBITDA in this report because we view it as an important supplemental measure of our performance and believe that it is frequently used by interested persons in the evaluation of companies that have different financing and capital structures and/or tax rates.
Adjusted Income is defined as net income, excluding loss on impairment, business exit credits and charges, product-line discontinuance charges, interest expense outside of normal operations, other operating credits and charges, net, loss on early debt extinguishment, gain (loss) on acquisition, income from discontinued operations, net of income taxes, net income attributed to noncontrolling interest, foreign currency gains and losses, and adjusting for a normalized tax rate. Adjusted Diluted EPS is calculated as Adjusted Income divided by diluted shares outstanding, which is a non-GAAP financial measure. We believe that Adjusted Diluted EPS and Adjusted Income are useful measures for evaluating our ability to generate earnings and that providing these measures should allow interested persons to more readily compare the earnings for past and future periods.
During the first quarter of 2026, the Company updated the definition of Adjusted Income to exclude foreign currency gains and losses. These gains and losses primarily arise from the remeasurement of all monetary assets and liabilities including intercompany notes that are denominated in a different currency than the entity's functional currency. The exclusion of these items helps management compare changes in operating results between periods that might otherwise be obscured due to currency fluctuations. The Company believes this exclusion provides investors with a clearer view of underlying operating performance by removing the effects of currency fluctuations that are largely outside of the Company’s control and do not reflect its core business activities. For comparability and consistency, all prior period Adjusted Income and Adjusted Diluted EPS measures have been recast to conform to the current presentation. The impact of this update for the three and nine months ended September 30, 2025, was an increase to Adjusted Income of $1 million and $10 million, respectively, and an increase to Adjusted Diluted EPS of $0.01 per share and $0.14 per share, respectively.
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

The following table reconciles net income to Adjusted EBITDA (dollar amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$23	$9	$76	$154
Add (deduct):
Provision for income taxes	9	9	26	54
Depreciation and amortization	38	36	115	106
Stock-based compensation expense	6	12	18	24
Loss on impairment	—	13	—	31
Other operating credits and charges, net	9	1	15	5
Product-line discontinuance charges	—	1	1	1
Interest expense	4	4	12	11
Investment income	(2)	(5)	(11)	(12)
Other non-operating expense (income)	(4)	1	(8)	13
Adjusted EBITDA	$82	$82	$243	$386

Siding	$119	$117	$333	$348
OSB	(24)	(27)	(58)	46
Other	(12)	(8)	(31)	(7)
Adjusted EBITDA	$82	$82	$243	$386
The following table reconciles net income to Adjusted Income (dollar amounts in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income per share of common stock - diluted	$0.32	$0.13	$1.09	$2.20

Net income	$23	$9	$76	$154
Add (deduct):
Loss on impairment	—	13	—	31
Other operating credits and charges, net	9	1	15	5
Product-line discontinuance charges	—	1	1	1
Foreign currency (gain) loss	(4)	1	(8)	13
Reported tax provision	9	9	26	54
Adjusted income before tax	37	34	109	257
Normalized tax provision at 25%	(9)	(9)	(27)	(64)
Adjusted Income	$28	$26	$82	$193
Diluted shares outstanding	70	70	70	70
Adjusted Diluted EPS	$0.39	$0.37	$1.17	$2.76

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
The following table sets forth actual housing starts data reported by the U.S. Census Bureau, as published through October 20, 2026, for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Single-Family	232	235	699	728
Multi-Family	109	120	338	320
	341	356	1,037	1,048
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
The following table sets forth sales volumes for the three and nine months ended September 30, 2026 and 2025 (in MMSF):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Siding	477	468	1,281	1,403
Total Siding sales volume	477	468	1,281	1,403

OSB - Structural Solutions	341	379	1,010	1,228
OSB - Commodity	470	376	1,269	1,232
Total OSB sales volume	811	755	2,279	2,460

We measure OEE of each of our mills to track improvements in the utilization and productivity of our manufacturing assets. OEE is a composite metric that considers asset uptime (adjusted for capital project downtime and similar events), production rates, and finished product quality. We believe that when used in conjunction with other metrics, OEE can be a useful measure for evaluating our ability to generate profits, and that providing this measure should allow interested persons to monitor operational improvements. We use a best-in-class target across all LP sites that allows us to optimize capital investments, focus on maintenance and reliability improvements, and improve OEE. It should be noted that other companies may present OEE data differently, and therefore, as presented by us, OEE data may not be comparable to similarly titled measures reported by other companies.
OEE for the three and nine months ended September 30, 2026 and 2025, for each of our reportable segments is listed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Siding	83%	82%	84%	81%
OSB	78%	81%	79%	79%
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
Segment net sales and Adjusted EBITDA for this segment were as follows (dollar amounts in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Net sales	$473	$443	7%	$1,274	$1,305	(2)%
Adjusted EBITDA	119	117	1%	333	348	(4)%
Net sales in this segment by product line were as follows (dollar amounts in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Siding	$470	$440	7%	$1,268	$1,298	(2)%
Other	2	2	(2)%	6	7	(22)%
Total	$473	$443	7%	$1,274	$1,305	(2)%

Percent changes in average net selling prices and unit shipments in Siding for the three and nine months ended September 30, 2026, compared to the corresponding periods in 2025, were as follows:

	Three Months Ended September 30, 2026 versus 2025		Nine Months Ended September 30, 2026 versus 2025
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
Siding	5%	2%	7%	(9)%
Siding net sales increased for the three months ended September 30, 2026, due to higher sales volumes and net selling prices. Net sales for the nine months ended September 30, 2026 decreased compared to prior year due to lower sales volumes, partially offset by higher prices.
Adjusted EBITDA increased by $1 million in the three months ended September 30, 2026 compared with the prior-year quarter. The improvement was driven by $23 million of net price gains, $4 million from higher sales volumes, and a $2 million decrease in marketing expense, partially offset by a $19 million increase in raw material, freight, and labor costs, along with $6 million of maintenance-related costs and $3 million of unfavorable inventory reduction impacts.
Adjusted EBITDA declined by $15 million for the nine months ended September 30, 2026 compared with the same period in 2025. Net price increases contributed $77 million, while lower sales volumes reduced results by $55 million. In addition, raw material, freight, and labor costs increased by $35 million, primarily driven by higher crude oil costs.
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
Segment net sales and Adjusted EBITDA for this segment were as follows (dollar amounts in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Net sales	$180	$179	1%	$530	$696	(24)%
Adjusted EBITDA	(24)	(27)	10%	(58)	46	(226)%
Net sales in this segment by product line were as follows (dollar amounts in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
OSB - Structural Solutions	$94	$105	(10)%	$284	$391	(27)%
OSB - Commodity	83	71	18%	238	295	(19)%
Other	2	3	(28)%	8	11	(27)%
Total	$180	$179	1%	$530	$696	(24)%

Percent changes in average net selling prices and unit shipments in OSB for the three and nine months ended September 30, 2026, compared to the corresponding periods in 2025, were as follows:

	Three Months Ended September 30, 2026 versus 2025		Nine Months Ended September 30, 2026 versus 2025
	Average Net Selling Price	Unit Shipments	Average Net Selling Price	Unit Shipments
OSB - Structural Solutions	—%	(10)%	(12)%	(18)%
OSB - Commodity	(6)%	25%	(22)%	3%
For the three months ended September 30, 2026, OSB net sales increased year over year by $1 million, primarily driven by higher sales volumes, offset by a decline in OSB prices. For the nine months ended September 30, 2026, net sales decreased by $166 million as compared to the same period in the prior year, driven by a decline in OSB prices and sales volumes.
Adjusted EBITDA for the three months ended September 30, 2026, increased by $3 million year over year, due to $14 million of lower inventory reserve adjustments and a decrease of $1 million in selling, general and administrative expenses. These gains were partially offset by a $7 million impact from lower OSB prices and an additional $7 million impact from higher inflationary costs, primarily related to raw materials. Adjusted EBITDA for the nine months ended September 30, 2026 decreased by $104 million compared to the same period in 2025, reflecting the impact of lower OSB prices and a decline in sales volumes.
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
Other net sales decreased by $3 million and $15 million, for the three and nine months ended September 30, 2026, respectively, primarily due to a decline in volumes and selling prices in South America. Adjusted EBITDA for the same periods decreased year over yea~~r~~ by $4 million and $24 million, respectively, driven by a decline in South America net sales along with higher costs incurred in that market.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses were $76 million and $235 million for the three and nine months ended September 30, 2026, respectively, compared to $95 million and $250 million for the corresponding periods in 2025. The year-over-year reduction in selling, general, and administrative expenses primarily reflected lower incentive pay, including a decline in stock compensation.
Income Taxes
We recognized a total tax provision of $9 million and $26 million in the three and nine months ended September 30, 2026, respectively, compared to $9 million and $54 million for the corresponding periods in 2025. Each quarter, the income tax accrual is updated based on the latest estimate, and any difference from the previously accrued year-to-date balance is recorded in the current quarter. For the nine months ended September 30, 2026, the primary differences between the U.S. statutory rate of 21% and the total effective tax rate of 25% relate to foreign income tax, tax credits, and inflationary and foreign currency exchange-related effects. For the nine months ended September 30, 2025, the primary differences between the U.S. statutory rate of 21% and the total effective tax rate of 26% relate to state income tax and non-deductible compensation.
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
Operating Activities
During the nine months ended September 30, 2026, cash provided by operations was $214 million compared to $315 million during the same period in 2025. The decrease was primarily attributable to lower net income and the absence of the prior-year impairment charge, partially offset by changes in working capital.
Investing Activities
During the nine months ended September 30, 2026 and 2025, cash used in investing activities was $175 million and $216 million, respectively, relating to capital expenditures.
Capital expenditures in 2026 are expected to be approximately $300 million. We expect to fund our short-term and long-term capital expenditures in 2026 through cash on hand, cash generated from operations, and available borrowing under our Amended Credit Facility, as necessary.
Financing Activities
During the nine months ended September 30, 2026, cash used in financing activities was $67 million, which included $63 million of cash dividends paid and $5 million to satisfy income tax withholding obligations related to employee stock-based compensation plans through the withholding of shares.
During the nine months ended September 30, 2025, cash used in financing activities was $124 million, which included $61 million for share repurchases of LP common stock under the 2024 Share Repurchase Program (as defined below). Additionally, we paid cash dividends of $58 million and used $3 million to satisfy income tax withholding obligations related to employee stock-based compensation plans through the withholding of shares. In connection with other financing activities, we paid $2 million of debt issuance costs related to the amendment of our credit facility.
Credit Facility and Letter of Credit Facility
In November 2022, LP entered into the Credit Agreement with American AgCredit, PCA, as administrative agent and sole lead arranger, CoBank, ACB, as letter of credit issuer, and certain other lender parties, relating to its revolving credit facility. On March 26, 2025, LP entered into the First Amendment with American AgCredit, PCA, as administrative agent, CoBank, ACB, as letter of credit issuer, and the lenders and voting participants party thereto, which amended the Credit Agreement (the Amended Credit Agreement) to (1) increase the aggregate principal amount for the Amended Credit Facility from $550 million to $750 million, (2) increase the sub-limit for letters of credit from $60 million to $75 million, (3) change the interest rate for revolving borrowing, (4) change the capitalization ratio limit, and (5) extend the maturity date to March 26, 2032. As of September 30, 2026, there were no outstanding borrowings under the Amended Credit Facility.
The Amended Credit Agreement contains various restrictive covenants and customary events of default, the occurrence of which could result in the acceleration of our obligation to repay the indebtedness outstanding thereunder. The Amended Credit Agreement also contains financial covenants that, among other things, require us and our consolidated subsidiaries to have, as of the end of each quarter, a capitalization ratio (i.e., funded debt less unrestricted cash to total capitalization) of no more than 65%. As of September 30, 2026, we were in compliance with all financial covenants under the Amended Credit Agreement.
In May 2024, LP entered into a new letter of credit facility agreement (the LOC Facility Agreement), replacing the letter of credit facility agreement dated May 2020. The LOC Facility Agreement provides for the funding of letters of credit up to an aggregate outstanding amount of $20 million, which may be secured by certain cash collateral of LP (the Letter of Credit Facility). The LOC Facility Agreement provides for a letter of credit fee, due quarterly, ranging from 1.000% to 1.875% of the daily available amount to be drawn on each letter of credit issued under the Letter of Credit Facility. The LOC Facility Agreement contains similar affirmative, negative, and financial covenants as those set forth in the Amended Credit Agreement, including the capitalization ratio covenant. All amounts outstanding under the Letter of Credit Facility become due on April 15, 2029. As of September 30, 2026, we were in compliance with all covenants under the Letter of Credit Facility.
Other Liquidity Matters
Off-Balance Sheet Arrangements
As of September 30, 2026, we had standby letters of credit of $15 million outstanding related to collateral for environmental impact on owned properties, a deposit for a forestry license, and insurance collateral, including workers’ compensation.
Potential Impairments
The carrying values of our long-lived assets are reviewed for potential impairments, and adequate support is believed by management to exist for each asset’s carrying value based on anticipated cash flows derived from estimates of future demand, pricing, and production costs, assuming certain levels of planned capital expenditures. However, if demand and pricing for our products fall to levels significantly below cycle-average demand and pricing, should we decide to invest capital in alternative projects, or should changes occur related to our wood supply for our mills, it is possible that future impairment charges will be required. During the third quarter of 2026, it was announced that OSB production at the Jasper, Texas facility would be indefinitely curtailed. As of September 30, 2026, there were no indicators of impairment for the asset group that included the facility; accordingly, no impairment was recognized.
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
No impairment was recognized during the three and nine months ended September 30, 2026.

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
Commodity Price Risk
Some of our products are sold as commodities, and therefore sales prices fluctuate daily based on market factors over which we have little or no control. The most significant commodity product we sell is OSB. There have been no material changes to the assumed production capacity and annual average price sensitivity for OSB previously disclosed under the caption “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our 2025 Annual Report on Form 10-K. Following the curtailment of our Jasper facility, annualized capacity is expected to be approximately 3.6 billion square feet (3/8” basis) or 3.1 billion square feet (7/16” basis). As a result, a $1 change in the annual average price per thousand square feet on 7/16” basis would change annual pre-tax profits by approximately $3 million. We historically have not entered into material commodity futures and swaps, but we may do so in the future.
Interest Rate Risk
We could be exposed to market risk associated with changes in interest rates on our variable rate credit facility. As of September 30, 2026, there were no outstanding borrowings under our Amended Credit Facility. We do not currently have any derivative or hedging arrangements, or other known exposures, to changes in interest rates. There have been no material changes to the interest rate sensitivity analysis previously disclosed under the caption “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our 2025 Annual Report on Form 10-K.

ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of September 30, 2026, our Chief Executive Officer and Chief Financial Officer carried out, with the participation of the Company’s management, a review and evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2026, LP’s disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter, ended September 30, 2026, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In May 2024, our Board of Directors authorized a share repurchase program under which LP was authorized to repurchase up to $250 million of its outstanding common stock (the 2024 Share Repurchase Program). We did not make any repurchases of LP common stock pursuant to the 2024 Share Repurchase Program or otherwise during the quarter ended September 30, 2026. At September 30, 2026, we had an aggregate of $177 million of repurchase authorization remaining under the 2024 Share Repurchase Program. LP may initiate, discontinue, or resume purchases of its common stock under the 2024 Share Repurchase Program in the open market, in block, and in privately negotiated transactions, including under Rule 10b5-1 plans, at such times and in such amounts as management deems appropriate without prior notice, subject to market and business conditions, regulatory requirements, and other factors.
ITEM 5.OTHER INFORMATION
None of our directors or officers (as defined in Section 16 of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K) during the quarter ended September 30, 2026.

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

LOUISIANA-PACIFIC CORPORATION

Date:	November 3, 2026	BY:	/s/ Leslie E. Davis
Leslie E. Davis
Vice President, Controller and Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)